Form 10-K
period 2009-12-31
Tropicana Entertainment Inc.
filed 2010-03-31
CIK 1476246

Use these links to rapidly review the document

Index to Financials

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .
Commission file number 000-53831

TROPICANA ENTERTAINMENT INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0540158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3930 Howard Hughes Parkway, 4th Floor, Las Vegas, Nevada 89169
(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code: 702-589-3900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         The aggregate market value of the common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2009 was $0.

         As of March 19, 2010, there were 25,784,158 shares outstanding of the registrant's common stock.

Documents Incorporated by Reference

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements. Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding the Predecessors' (as defined herein) reorganization in bankruptcy, our operating plans, our competition, financing, revenue, tax benefits, our beliefs regarding the sufficiency of our existing cash and credit sources, including our Exit Facility (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed under "Item 1A—Risk Factors" in this Annual Report on Form 10-K. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS.

Introduction

        We are a Delaware corporation that was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Company also acquired Columbia Properties Vicksburg, LLC ("CP Vicksburg"), JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty ("Realty," and collectively with CP Vicksburg and JMBS Casino, the "Affiliate Guarantors"), all of whom were part of the same plan of reorganization as TEH and are referred to collectively in this Annual Report on Form 10-K, as the "Predecessors." The Predecessors' bankruptcies were jointly administered under the lead case In re: Tropicana Entertainment, LLC, Case No. 08-10856 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Except where the context suggests otherwise, the terms "we," "us," "our," and "the Company" refer to Tropicana Entertainment Inc. and its subsidiaries.

        In addition, the Company acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, pursuant to the Amended and Restated Purchase Agreement (defined below), including the Tropicana Casino and Resort—Atlantic City ("Tropicana AC"). Adamar was not a party to the Predecessors' bankruptcy. However, on April 29, 2009, Adamar, and its sole, wholly owned subsidiary, Manchester Mall, Inc. ("Manchester" and collectively, the "Tropicana AC Parties"), filed petitions for relief under Chapter 11 of the Bankruptcy Code in jointly administered cases under the lead case In re: Adamar of New Jersey, Inc., Case No. 09-20711 (JHW) (the "Adamar Bankruptcy Cases") before the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court").

        The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time, we acquired Adamar and several of the Predecessors' gaming properties and related assets. See "Item 1—Restructuring Transactions" for a further description of the

Restructuring Transactions. Prior to March 8, 2010 we conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.

  General Background

        The Company currently owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The nine properties we acquired through the Restructuring Transactions feature approximately 435,000 square feet of gaming space and 5,866 hotel rooms, serviced by approximately 7,300 full and part-time employees. The nine casino facilities we currently operate include three casinos in Nevada, three casinos in Mississippi and one casino in each of Indiana, Louisiana and New Jersey, as follows:

  •
  Tropicana Casino and Resort—Atlantic City.  Previously owned by Adamar and located along the Boardwalk in Atlantic City, New Jersey, this resort property features a hotel, slot machines, table games and The Quarter, a 200,000-square-foot Las Vegas-style indoor dining, entertainment and retail center with a Havana-inspired theme.

  •
  Casino Aztar Evansville ("Casino Aztar").  Previously owned by TEH and located on the Ohio River in Evansville, Indiana, this riverboat casino features two distinctive hotels, restaurants, slot machines and table games.

  •
  Tropicana Express Hotel and Casino ("Tropicana Express").  Previously owned by TEH and located in Laughlin, Nevada, this resort property features a hotel, restaurants, slot machines and table games.

  •
  River Palms Hotel and Casino ("River Palms").  Previously owned by TEH and located in Laughlin, Nevada, this resort property features a hotel, restaurants, slot machines and table games.

  •
  MontBleu Casino ("MontBleu").  Previously owned by TEH and located in South Lake Tahoe, Nevada, this resort property features a resort hotel, including restaurants and a spa, slot machines and table games.

  •
  Vicksburg Horizon Casino ("Vicksburg Horizon").  Previously controlled by TEH through an Affiliate Guarantor and located in downtown Vicksburg, Mississippi, this riverboat casino features slot machines, a hotel and restaurants.

  •
  Lighthouse Point Casino ("Lighthouse Point").  Previously owned by TEH (79%) and located in Greenville, Mississippi, this riverboat casino features slot machines.

  •
  Bayou Caddy's Jubilee Casino ("Jubilee").  Previously controlled by TEH through an Affiliate Guarantor and located in Greenville, Mississippi, this riverboat casino features slot machines and table games.

  •
  Belle of Baton Rouge ("Belle of Baton Rouge").  Previously owned by TEH and located on the Mississippi River in the downtown historic district of Baton Rouge, Louisiana, this riverboat casino features slot machines, table games, restaurants and a hotel.

        As discussed in "Item 1—Bankruptcy Proceedings," Tropicana Resort and Casino located in Las Vegas, Nevada, ("Tropicana LV") was subject to a separate plan of reorganization which was consummated on July 1, 2009, and consequently Tropicana LV is not part of the Company. In addition, Lake Tahoe Horizon Casino and Resort located in Lake Tahoe, Nevada, ("Tahoe Horizon") and formerly owned by TEH, is not part of the Company, as TEH assigned all rights and certain obligations related to the property in two phases, effective June 15, 2009 and October 16, 2009.

        The Company's principal executive offices are located at 3930 Howard Hughes Parkway, 4th Floor, Las Vegas, Nevada 89169; its telephone number is (702) 589-3900.

Background

        The Predecessors obtained their initial casino assets from Tropicana Casinos and Resorts, Inc., formerly known as Wimar Tahoe Corporation ("Wimar"), the parent company of TEH. Through 2006, Wimar had acquired interests in a number of casinos and resorts, including:

  •
  River Palms;

  •
  MontBleu;

  •
  Tahoe Horizon;

  •
  Lighthouse Point; and

  •
  Belle of Baton Rouge.

        On May 19, 2006, Wimar entered into a definitive agreement and plan of merger with Aztar Corporation ("Aztar"), a publicly traded holding company that owned five casino properties, under which Wimar would acquire all of the stock of Aztar. On January 3, 2007, Wimar acquired all of Aztar for approximately $2.1 billion in cash (the "Aztar Acquisition").

        In the corporate reorganization completed by Wimar concurrently with the Aztar Acquisition, (i) Aztar became a wholly owned subsidiary of TEH, and (ii) Wimar contributed River Palms, MontBleu, Tahoe Horizon, Lighthouse Point and Belle of Baton Rouge to TEH. Through the Aztar Acquisition, TEH added to its gaming business Tropicana LV, Tropicana AC, Casino Aztar and Tropicana Express. A fifth casino, purchased as part of the Aztar Acquisition and located in Missouri, was sold by the Predecessors in June 2007.

        The Aztar Acquisition was funded with several sources of financing, including a senior secured credit facility comprised of a $1.53 billion senior secured term loan ("TE Loan") and a $180 million senior secured revolving credit facility ("TE Revolver" together with the TE Loan, the "TE Senior Secured Credit Facility") by and between Tropicana Entertainment, LLC ("TE") (a direct wholly owned subsidiary of TEH) and the lenders thereto (the "OpCo Lenders"). The TE Senior Secured Credit Facility was guaranteed by certain subsidiaries of TE as well as by the Affiliate Guarantors.

        In addition, the Aztar Acquisition was funded with the net proceeds of an issuance by TE and Tropicana Finance Corp. (a direct wholly owned subsidiary of TE) on December 28, 2006 of $960.0 million aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2014 which were subsequently exchanged for substantially identical registered notes (the "TE Notes"). The TE Notes were guaranteed by certain subsidiaries of TEH as well as by the Affiliate Guarantors.

        The Aztar Acquisition was also financed with a $440 million senior secured loan (the "LandCo Credit Facility") by and between the lenders thereto (the "LandCo Lenders"), Tropicana LV as borrower, and Adamar of Nevada Corporation, Hotel Ramada of Nevada Corporation, Tropicana Development Company, LLC, Tropicana Enterprises, Tropicana Las Vegas Holdings, LLC and Tropicana Real Estate Company, LLC as guarantors (the "LandCo Guarantors", and together with Tropicana LV, the "LandCo Debtors"). The LandCo Debtors' obligations under the LandCo Credit Facility were secured by a perfected first priority security interest in substantially all of the assets of the LandCo Debtors.

Bankruptcy Proceedings

  Background

        The Predecessors assumed and incurred approximately $3.1 billion of debt as part of the Aztar Acquisition consisting of the TE Senior Secured Credit Facility, the TE Notes and the LandCo Credit Facility. Almost immediately after the Aztar Acquisition closed in January 2007, a downturn in the economy adversely impacted the Predecessors' operations in three principal respects. First, consumers cut back on their traveling and gambling, which caused a material and unprecedented drop in the Predecessors' revenue and operating cash flows (as well as those of many of the Predecessors' competitors in the gaming industry). Second, the value of real estate, one of the Predecessors' primary assets, eroded across the country, sharply reducing the market value of the Predecessors' total assets. Third, the nation's credit markets drastically tightened, severely limiting the Predecessors' access to additional capital, especially given that the Predecessors' collateral package was largely based on real estate, as well as severely limiting the Predecessors' lenders' willingness to refinance the Predecessors' existing indebtedness. This affected all aspects of the Predecessors' availability of financing.

  New Jersey License Denial

        Prior to the closing of the Aztar Acquisition, the New Jersey Casino Control Commission (the "NJ Commission") granted TEH interim authorization to own and operate Tropicana AC through its subsidiary, Adamar. As a condition to the grant of interim authorization, TEH was required to place the equity securities of Adamar in a trust (the "ICA Trust" or "Trust"). Thereafter, TEH, their officers, owner and other qualifiers continued with the lengthy process of obtaining a ruling from the NJ Commission that TEH was qualified to be a holding company of Adamar. Contemporaneous with the pursuit by TEH of a qualification ruling, Adamar filed its application with the NJ Commission to renew its casino license.

        On December 12, 2007, the NJ Commission denied the application of TEH to be found qualified to be a holding company of Adamar, thus activating the ICA Trust. The activation of the ICA Trust vested the Trustee of the ICA Trust (the "Trustee") with all powers, authority and duties necessary to the unencumbered exercise of all rights incident to the ownership of the equity securities of Adamar. Because TEH was found not qualified, the NJ Commission also denied the application of Adamar for renewal of its casino license (the "New Jersey License Denial"). On that same day, and by way of a formal commission order issued on December 19, 2007, the NJ Commission imposed a conservatorship on Adamar and appointed the Trustee to be the conservator and take over and into his possession and control all the property and business of Adamar relating to Tropicana AC, including the possession and control of the resort's cash flow. No other properties or casinos were subject to the New Jersey License Denial.

        In conformance with statutory requirements, the NJ Commission authorized the Trustee to endeavor to sell, assign, convey or otherwise dispose of Tropicana AC subject to any and all valid liens, claims and encumbrances, to a person who is appropriately licensed or qualified or able to obtain interim authorization from the NJ Commission to acquire Tropicana AC. Despite the efforts of the Trustee, no acceptable third-party offer was made to acquire Tropicana AC.

  Indiana License Development

        Following the New Jersey License Denial, the Indiana Gaming Commission staff asserted that TEH's failure to renew the New Jersey license imperiled TEH's license to operate Casino Aztar. As a result of these assertions, TEH entered into an agreement to sell Casino Aztar on an expedited basis (the "Casino Aztar Sale") and Aztar Indiana Gaming Company, LLC, the owner of Casino Aztar, further consented to enter into an agreement called the "Durable Power of Attorney for the Designation and Appointment of Attorney-in-Fact for the Purposes of Conducting Riverboat Gambling

Operations and Related Activities" on March 29, 2008 (the "Evansville Power of Attorney"), under which an independent third party, Mr. Robert Dingman (later succeeded by Trinity Hill Group, LLC, the entity that employs Mr. Dingman) was appointed as attorney-in-fact (the "Evansville Attorney in Fact") of Casino Aztar. Pursuant to the Evansville Power of Attorney, the Evansville Attorney in Fact had certain managerial powers over Casino Aztar until the Effective Date. The Casino Aztar Sale was not consummated as a result of the prospective buyer's inability to finance its acquisition. The action of the Indiana Gaming Commission however, did not result in the Predecessors' loss of casino license or access to cash flows.

  Bankruptcy Filing—Predecessors

        As discussed above, at the time of the New Jersey License Denial, the Predecessors and Adamar's operating results were under significant financial pressure given the depressed state of the gaming industry and the increased leverage resulting from the Aztar Acquisition. That pressure was exacerbated by the Predecessors' subsequent loss of control over, and cash flows from, Adamar, and by the appointment of the Evansville Attorney in Fact. These events ultimately culminated in the Delaware bankruptcy filing. On May 5, 2008 (the "Petition Date"), the Predecessors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in order to preserve their assets and the value of their estates.

        On the Petition Date, each of the Predecessors (except Greenville Riverboat LLC, which does business as Lighthouse Point and was not a guarantor of the TE Notes) commenced the Chapter 11 cases (the "Chapter 11 Cases"). On May 6, 2008, the Bankruptcy Court entered an order jointly administering the Chapter 11 Cases pursuant to Bankruptcy Rule 1015(b). As the Predecessors progressed toward an exit from the Chapter 11 Cases, the Predecessors determined that, given their capital structure and the claims arising thereunder, as well as the nature of their business operations, two separate plans of reorganization were warranted. Accordingly, the Predecessors proposed two separate plans of reorganization, one for Tropicana LV and related debtors and assets (the "Tropicana LV Plan") and one for the Predecessors' other casino gaming properties (the "Plan of Reorganization" or the "Plan"). The Tropicana LV Plan was confirmed on May 5, 2009 and consummated on July 1, 2009, and as a result, Tropicana LV was no longer owned or operated by the Predecessors and is not owned by or a part of the Company.

        Pursuant to the Tropicana LV Plan, on July 1, 2009, the assets related to Tropicana LV were acquired by an unrelated company, owned by the LandCo Lenders. A litigation trust (the "Litigation Trust") was also created, to which the Predecessors contributed certain claims against their former equity owner, Mr. William Yung, certain entities controlled by Mr. Yung and against the JMBS Casino Trust. The Litigation Trust recently began pursuit of these claims through an adversary proceeding filed as part of the Chapter 11 Cases. Beneficial interests in the Litigation Trust represent the right to receive a portion of any net proceeds that are collected pursuant to the claims against Mr. Yung. On the Effective Date, the Predecessors' beneficial interests terminated, and beneficial interests representing the Predecessors' prior share of the Litigation Trust will be distributed pro rata to the general unsecured creditors of the Predecessors once those claims are reconciled.

        On May 30, 2008, the Bankruptcy Court entered final orders approving an adequate protection package, authorizing the Predecessors to use the OpCo Lenders' cash collateral in the operation of the business and to borrow up to $67 million in post-petition, debtor-in-possession financing (the "DIP Credit Facility") secured by superpriority liens on certain of the Predecessors' assets. Availability under the DIP Credit Facility was subsequently increased to $80 million in October 2008. The DIP Credit Facility was provided by a group of lenders led by Silver Point Finance, LLC, one of the OpCo Lenders. The proceeds of the DIP Credit Facility together with cash generated from daily operations and cash on hand were used to fund post-petition operating expenses, including supplier obligations and employee wages, salaries and benefits. The DIP Credit Facility was repaid on the Effective Date.

        The Bankruptcy Court confirmed the Predecessors' Plan of Reorganization on May 5, 2009 (the "Confirmation Date"). The Plan was consummated and became effective on March 8, 2010, which was when all conditions to effectiveness were satisfied, including, among other things, that all gaming regulatory approvals and consents required for the Plan's effectiveness were obtained. The Plan enabled the Predecessors' casinos to emerge from bankruptcy under an improved capital structure, while still being able to continue operations in the ordinary course of business.

  Bankruptcy Filing—Adamar

        Despite the efforts of the Trustee, no acceptable third-party offer was made to acquire Tropicana AC. Accordingly, the Trustee began a dialogue with the steering committee of the OpCo Lenders (the "Steering Committee"). At a meeting of the NJ Commission conducted on February 18, 2009, the Steering Committee advised the NJ Commission that the OpCo Lenders were willing to make a credit bid (the "Credit Bid") to acquire Tropicana AC, meaning that the OpCo Lenders would offer to exchange a portion of the OpCo Credit Facility (as defined in the Plan) for ownership of Tropicana AC. Thereafter, the Steering Committee, the Trustee and Predecessors negotiated the terms of an asset purchase agreement (the "Asset Purchase Agreement").

        On April 29, 2009, the NJ Commission approved the final form of the Asset Purchase Agreement and the NJ Commission gave the Trustee permission to cause Adamar to file for bankruptcy protection and pursue an auction sale of Tropicana AC pursuant to 11 U.S.C. §363 utilizing the Asset Purchase Agreement as the first bid to acquire the Tropicana AC (the "Sale"). On April 29, 2009, the Asset Purchase Agreement was executed. Pursuant to the Plan, the portion of the TE Senior Secured Credit Facility used to make the Credit Bid would not be cancelled but would instead, pursuant to the Plan, remain outstanding on the Effective Date for purposes of the Credit Bid.

        On April 29, 2009, the Tropicana AC Parties filed the Adamar Bankruptcy Cases. On June 12, 2009, the New Jersey Bankruptcy Court entered an order that, among other things, approved the sale by Adamar of all of the property owned or controlled by Adamar relating to Tropicana AC to the OpCo Lenders, free and clear of all claims, encumbrances (as defined in the June 12, 2009 order of the New Jersey Bankruptcy Court) and interests (other than assumed liabilities and permitted encumbrances identified in the Asset Purchase Agreement) pursuant to the terms of the Asset Purchase Agreement (the "New Jersey Sale Order").

        On August 26, 2009, the NJ Commission ruled that we were permitted to apply to the NJ Commission to become a holding company of a subsidiary which would acquire Tropicana AC pursuant to the terms of the Asset Purchase Agreement.

        As a result of the NJ Commission's August 26, 2009 ruling, which cleared the way for Tropicana AC to be owned by a subsidiary of ours, the parties to the Asset Purchase Agreement agreed to amend and restate the Asset Purchase Agreement to provide that, among other things, Tropicana AC would be acquired by Tropicana Atlantic City Corp. ("Trop AC Corp."), a subsidiary of ours, pursuant to the terms of the amended and restated Asset Purchase Agreement (the "Amended and Restated Purchase Agreement"), a modified New Jersey Sale Order and the Plan. The New Jersey Bankruptcy Court entered an order approving the Amended and Restated Purchase agreement on October 29, 2009 (the "NJ Sale Order"). The Bankruptcy Court entered an order approving the Amended and Restated Purchase Agreement on November 4, 2009 (the "Delaware Sale Order"). On November 19, 2009 the NJ Commission approved the terms of the Amended and Restated Purchase Agreement, approved Adamar entering into the Amended and Restated Purchase Agreement, and approved the Plan of Reorganization as amended to accommodate changes as a consequence of the parties entering into the Amended and Restated Purchase Agreement.

        The Tropicana AC Parties operated as debtors-in-possession pending the Sale. No plan of reorganization was proposed in the Adamar Bankruptcy Cases due to the Sale. The Sale was

consummated and became effective on March 8, 2010, at which time we acquired Tropicana AC and the OpCo Lenders each received their pro rata portion of 12,901,947 shares of our Common Stock in exchange for their Credit Bid (the "Tropicana AC Shares"). Carl C. Icahn, through several of its affiliates, became the beneficial owner of approximately 47.5% the TE Senior Secured Credit Facility, and as such, received approximately 47.5% of the Tropicana AC Shares on the Effective Date.

Restructuring Transactions

        Pursuant to the Plan, prior to and on the Effective Date, certain of the Restructuring Transactions were consummated and the Company acquired from the Predecessors certain subsidiaries of TEH (but, as previously indicated, did not acquire Tropicana LV, Tahoe Horizon, and related assets), the Affiliate Guarantors, and the assets of certain Predecessors, in exchange for (a) the issuance of shares of our common stock (the "Common Stock"), interests in the Litigation Trust and warrants to purchase an additional 3,750,000 shares of our Common Stock (the "Ordinary Warrants") and (b) the assumption of certain liabilities of TEH, its subsidiaries subject to the Restructuring Transactions and the Affiliate Guarantors incurred after the Petition Date, to the extent not paid on or prior to the Effective Date (other than income tax liabilities). The Ordinary Warrants have a four year and six month term, and have an exercise price of $52.44 per share. Also, pursuant to the Amended and Restated Purchase Agreement, on the Effective Date, the Company acquired the assets of Tropicana AC and certain subsidiaries.

        On the Effective Date, the OpCo Lenders were issued 12,098,053 shares of Common Stock, in addition to the 12,901,947 Tropicana AC Shares they received in connection with the Sale, while holders of the TE Notes and holders of general unsecured claims will receive upon reconciliation of the amounts of their respective claims, Ordinary Warrants and beneficial interests in the Litigation Trust in exchange for all of their claims against the Predecessors. As a result, the OpCo Lenders became the stockholders of the Company on the Effective Date. Carl C. Icahn, through several of his affiliates, became the beneficial owner of approximately 47.5% of our shares of Common Stock and as of March 8, 2010 ultimately controlled approximately 47.5% of our outstanding Common Stock. No other stockholder beneficially owns more than 5% of the outstanding shares of our Common Stock.

        In addition, under the Plan of Reorganization as amended, the Company entered into a senior secured credit facility in the aggregate amount of $150 million (the "Exit Facility"). The Exit Facility consists of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility"). The agreement governing the Exit Facility also obligated the Company to issue 1,312,500 warrants to purchase our Common Stock at a strike price of a $0.01 to participating lenders on the Effective Date (the "Penny Warrants" and, together with the "Ordinary Warrants," the "Warrants"). The Exit Facility was entered into on December 29, 2009 and the Term Loan Facility was fully drawn on the Effective Date. The proceeds of the Term Loan Facility were used to repay certain indebtedness, including the DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. Entities affiliated with Mr. Icahn are lenders under the Exit Facility and hold over 50% of the loans extended under the Exit Facility. In addition, an entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility. On March 9, 2010, affiliates of Mr. Icahn that participated as Exit Facility lenders exercised their Penny Warrants which raised Mr. Icahn's ultimate control over our Common Stock on that date to 49.1% of the shares issued and outstanding.

        The Plan of Reorganization, as amended, also provided for, among other things:

  •
  the termination of all indebtedness under the TE Senior Secured Credit Facility, except for a portion of indebtedness that was terminated upon the consummation of the Amended and

    Restated Purchase Agreement, pursuant to the Credit Bid, the NJ Sale Order and the Delaware Sale Order;

  •
  the cancellation of all TE Notes;

  •
  the cancellation of approximately $150.0 million of other pre-petition indebtedness;

  •
  payment in full of the DIP Credit Facility;

  •
  payment in full of all Allowed Administrative Claims (as defined in the Plan);

  •
  payment in full of all Allowed Priority Tax Claims (as defined in the Plan);

  •
  payment in full of all Allowed Other Priority Claims (as defined in the Plan); and

  •
  reinstatement, payment in full, or satisfaction in full by return of collateral of all Allowed Other Secured Claims (as defined in the Plan).

        The Restructuring Transactions contemplated by the Plan involved the following steps. Certain of the Predecessors formed the Company, New Tropicana Holdings, Inc. ("New Tropicana Holdings"), a Delaware corporation, New Tropicana OpCo, Inc. ("New Tropicana OpCo"), a Delaware corporation, and Trop AC Corp. Trop AC Corp formed a wholly owned subsidiary, Tropicana AC Sub, a New Jersey corporation. Capitalized terms used in this section not otherwise defined have the meaning set for in the Plan.

  Prior to the Effective Date, the following actions occurred:

  •
  New Tropicana Holdings entered into a subscription agreement with and became a wholly owned subsidiary of TEH; New Tropicana OpCo entered into a subscription agreement with, and became a wholly owned subsidiary of New Tropicana Holdings;

  •
  New Tropicana OpCo formed two wholly owned Nevada limited liability companies ("LLCs") ("New St. Louis Riverboat LLC" and "New Jazz Enterprises LLC");

  •
  Jazz Enterprises, Inc. ("Jazz Enterprises"), Tropicana Express, Inc. and Aztar Indiana Gaming Corporation ("Aztar IN Gaming Corp," and "Aztar IN Gaming LLC" after such conversion) merged into, and in the case of Ramada New Jersey Holdings Corporation ("Ramada Holdings") merged into, from corporations to limited liability companies ("LLCs") by operation of state law (unless otherwise noted herein, references to entities will include the same defined term before and after the conversion to LLCs);

  •
  Aztar distributed 1% of the LLC interests of Tropicana Express, Inc. to TE;

  •
  TE formed St. Louis Riverboat LLC, a Missouri LLC; and

  •
  St. Louis Riverboat Entertainment, Inc. ("St. Louis Riverboat") merged with and into St. Louis Riverboat LLC.

  On the Effective Date, the following actions occurred in the following order:

  •
  CP Baton Rouge Casino, LLC ("Baton Rouge") contributed all of its assets (other than the LLC interests of Jazz Enterprises and Centroplex Centre Convention Hotel LLC ("Centroplex"), stock of Argosy of Louisiana, Inc. ("Argosy"), receivables due from other Debtors ("Intercompany Receivables"), and Insider Causes of Action) to Jazz Enterprises; Argosy contributed all of its assets (other than the partnership interest in Catfish Queen Partnership in Commendam ("Catfish Queen"), Intercompany Receivables, and Insider Causes of Action) to Catfish Queen; and TEH contributed all of its assets (other than the LLC interests of Tropicana

    Entertainment Intermediate Holdings, LLC, Intercompany Receivables, and Insider Causes of Action) to Tropicana Entertainment Intermediate Holdings, LLC;

  •
  Aztar contributed all of its assets (other than the stock of Ramada New Jersey Holdings Corporation, Aztar Development Corporation, and Aztar MO Gaming Corporation; the LLC interests of Aztar IN Gaming LLC, Tropicana Express, Inc., and Tropicana Las Vegas Holdings LLC; Intercompany Receivables; and Insider Causes of Action) to Tropicana Express, Inc.; Aztar MO Gaming Corporation and Aztar IN Gaming LLC contributed all of their assets (other than the LLC interests of Aztar Riverboat Holding Company LLC ("Aztar Riverboat Holding"), Intercompany Receivables, and Insider Causes of Action) to Aztar Riverboat Holding; and Tropicana Entertainment Intermediate Holdings LLC contributed all of its assets (other than the LLC interests of TE, Intercompany Receivables, and Insider Causes of Action) to TE;

  •
  TE contributed all of its assets (other than the stock of Aztar and Tropicana Finance Corp.; the LLC interests of Greenville Riverboat LLC ("Greenville"), Baton Rouge, Tahoe Horizon, LLC ("Tahoe Horizon"), St. Louis Riverboat, Columbia Properties Tahoe, LLC ("MontBleu"), Columbia Properties Laughlin, LLC ("CP Laughlin"), CP St. Louis Casino, LLC ("CP St. Louis Casino") and Tropicana Express, Inc.; Intercompany Receivables; and Insider Causes of Action) to Tahoe Horizon;

  •
  Aztar Riverboat Holding assumed all of the liabilities of Aztar Indiana Gaming Company, LLC ("Aztar IN Gaming Company") that were subject to compromise under the Plan; and Argosy and Jazz Enterprises assumed (in proportion to their partnership interests in Catfish Queen) all of the liabilities of Catfish Queen that were subject to compromise under the Plan;

  •
  Baton Rouge assumed all of the liabilities of Centroplex that were subject to compromise under the Plan; and Aztar MO Gaming Corporation and Aztar IN Gaming LLC assumed (in proportion to their ownership of Aztar Riverboat Holding) all of the liabilities of Aztar Riverboat Holding that were subject to compromise under the Plan (including those assumed by Aztar Riverboat Holding pursuant to the previous paragraph);

  •
  TE assumed all of the liabilities of Tahoe Horizon, MontBleu, and CP Laughlin that were subject to compromise under the Plan; Aztar and TE assumed (in proportion to their ownership of Tropicana Express, Inc.) all of the liabilities of Tropicana Express, Inc. that were subject to compromise under the Plan;

  •
  The Company made a capital contribution of its Common Stock to New Tropicana Holdings, a portion of which was then contributed to New Tropicana OpCo;

  •
  The Company made a capital contribution of its Common Stock to Trop AC Corp., and Trop AC Corp. made a capital contribution of the Company's Common Stock to Trop AC Sub;

  •
  New Tropicana OpCo immediately contributed the Company's Common Stock to New St. Louis Riverboat LLC and to New Jazz Enterprises LLC;

  •
  TE transferred all of its Intercompany Interest in Greenville and 100% of the Intercompany Interests of Tahoe Horizon, MontBleu, CP Laughlin, and CP St. Louis Casino to New Tropicana OpCo in exchange for the Company's Common Stock;

  •
  TE transferred all of its Intercompany Interest in Tropicana Express, Inc. to New Tropicana Holdings in exchange for the Company's Common Stock;

  •
  Aztar transferred all of its Intercompany Interests in Tropicana Express, Inc. to New Tropicana OpCo in exchange for the Company's Common Stock;

  •
  St. Louis Riverboat transferred 100% of its assets to New St. Louis Riverboat LLC in exchange for the Company's Common Stock and the assumption by New St. Louis Riverboat LLC of certain of the operating liabilities of St. Louis Riverboat;

  •
  Baton Rouge transferred 100% of the Intercompany Interests of Centroplex to New Tropicana OpCo in exchange for the Company's Common Stock;

  •
  Jazz Enterprises transferred 100% of its assets (other than Intercompany Receivables and Insider Causes of Action) to New Jazz Enterprises LLC in exchange for the Company's Common Stock and the assumption by New Jazz Enterprises LLC of certain of the operating liabilities of Jazz Enterprises;

  •
  Argosy transferred 1% of the Intercompany Interests in Catfish Queen to New Tropicana Holdings and any remaining Intercompany Interests in Catfish Queen that it held to New Tropicana OpCo, both in exchange for the Company's Common Stock;

  •
  Aztar IN Gaming LLC transferred 1% of the Intercompany Interests in Aztar Riverboat Holding to New Tropicana Holdings and 69% of the Intercompany Interests in Aztar Riverboat Holding to New Tropicana OpCo, both in exchange for the Company's Common Stock; Aztar MO Gaming Corporation transferred the remaining 30% of such Intercompany Interests to New Tropicana OpCo in exchange for the Company's Common Stock;

  •
  TE, Baton Rouge, Argosy, Jazz Enterprises, St. Louis Riverboat, Aztar, Aztar MO Gaming Corporation, and Aztar IN Gaming LLC distributed the Company's Common Stock that such Entities received from New Tropicana OpCo and New Tropicana Holdings to Holders of Claims entitled to receive the Company's Common Stock in accordance with the Plan in partial payment of such Claims;

  •
  The OpCo debtors contributed the Insider Causes of Action to the Litigation Trust for the benefit of Holders of Claims entitled to receive the Litigation Trust Proceeds in accordance with the Plan in partial payment of such Claims;

  •
  Existing Interests in JMBS Casino LLC, Columbia Properties Vicksburg LLC, and CP Laughlin Realty LLC were cancelled and new LLC interests in each LLC were issued to New Tropicana OpCo;

  •
  Any remaining Claims subject to compromise were cancelled pursuant to the Plan;

  •
  Adamar and Manchester sold to the Company, and the Company directed Adamar and Manchester to transfer, assign, convey and deliver to Trop AC Corp. all of the Adamar Assets in exchange for the Company's Common Stock and assumption of certain liabilities; Ramada Holdings sold, transfer, assigned conveyed and delivered to Trop AC Sub all of the Ramada Holdings Assets in exchange for the Company's Common Stock and the assumption of certain liabilities; Atlantic Deauville Inc. and Adamar Garage Corporation sold, transferred, assigned, conveyed, and delivered to Trop AC Sub all of the atlantic assets in exchange for the Company's Common Stock and the assumption of certain liabilities; and Ramada New Jersey, Inc. sold, transferred, assigned, conveyed, and delivered to Trop AC Sub all of the Ramada Assets in exchange for the Company's Common Stock and the assumption of certain liabilities, in each case pursuant to and in accordance with the terms of the Amended and Restated Purchase Agreement; and

  •
  Adamar, Manchester, Ramada Holdings, Atlantic Deauville Inc., Adamar Garage Corporation, and Ramada New Jersey, Inc. sold, transferred, and delivered (and directed the Company and Trop AC Sub to deliver, and the Company and Trop AC Sub delivered) to the Holders of Allowed OpCo Credit Facility Claims, the Company's Common Stock pursuant to and in accordance with the terms of the Amended and Restated Purchase Agreement.

        Pursuant to the Restructuring Transactions our corporate structure is as follows:

OpCo Lenders
Legend
LLC or Partnership
Corporation
Tropicana Entertainment Inc. Corporation (Delaware)
Tropicana Atlantic City Corp. (New Jersey) £ Trop AC
Tropicana AC Sub Corp. (New Jersey)
New Tropicana Holdings, Inc. (Corporation) (Delaware)
New Tropicana Opco, Inc. (Corporation) (Delaware)
1%
99%
1%
99%
79%
89%
10%
1%
Aztar Riverboat Holding Company, LLC (Indiana)
Aztar Indiana Gaming Company, LLC (Indiana) £ Evansville
New Jazz Enterprises, LLC (Nevada)
Catfish Queen Partnership in Commendam (Louisiana) £ Baton Rouge
Centroplex Centre Convention Hotel, LLC (Louisiana)
New St. Louis Riverboat, LLC (Nevada)
CP St. Louis Casino, LLC (Missouri)
CP St. Louis Acquisition, LLC (Missouri)
Tahoe Horizon, LLC (Delaware)
Columbia Properties Tahoe, LLC (Nevada) £ Mont Bleu
CP Laughlin Realty, LLC (Delaware)
Columbia Properties Laughlin, LLC (Nevada) £ River Palms
Columbia Properties Vicksburg, LLC (Mississippi) £ Vicksburg Horizon
JMBS Casino, LLC (Mississippi) £ Jubilee
Greenville Riverboat, LLC (Mississippi) £ Lighthouse Point
Tropicana Express, LLC (Nevada) £ Trop Express

£ = Indicates the Entity that continues to hold a state gaming license following the Restructuring Transactions. The gaming licenses were unaffected by the Restructuring Transactions.

Properties and Segments

        The Predecessors and Adamar viewed each city in which their casino properties are located as an operating segment and reported their results of operations separately for each city in which their casino properties were located. The following describes each property that we acquired by their segment. For a discussion of the historical financial results of the Predecessors and Adamar by operating segment, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Atlantic City, New Jersey

  Tropicana AC

        Tropicana AC is situated on a 14-acre site with approximately 660 feet of ocean frontage along the Boardwalk in Atlantic City, New Jersey. The property features 2,129 hotel rooms and suites, approximately 3,158 slot machines, 135 table games, 35 poker tables and 13 restaurants and bars. The property also features The Quarter, a Havana-themed, more than 200,000 square foot, Las Vegas-style indoor entertainment and retail center, including 15 restaurants, 25 shops and an IMAX theatre. Other amenities include a 2,000-seat showroom, a full service spa and salon, a health club and indoor pool, a beach and pool bar and approximately 120,000 square feet of meeting and convention space.

  Competition

        Tropicana AC primarily competes with casino and gaming facilities located in New Jersey, Pennsylvania, New York, Maryland and Delaware. The following is a brief summary of competition in these five states.

        Atlantic City Market.    The Atlantic City market primarily serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius. The Atlantic City market is currently the second largest gaming market in the United States, after Las Vegas.

        Competition in Atlantic City is intense and continues to increase. Currently, the 11 casino hotels located in Atlantic City, including Tropicana AC, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, Adamar and its competitors have historically incurred substantial capital expenditures to compete effectively.

        During 2008, certain of Adamar's competitors in Atlantic City completed significant room expansion projects and added other new amenities to their facilities. Trump Entertainment Resorts completed the construction of a new, 782-room hotel tower at the Taj Mahal, the Chairman Tower in October 2008. Revel Entertainment Group ("Revel") continues development on a 20-acre, oceanfront site next to the Showboat Casino Hotel. Revel has announced that it plans to construct an approximate $2 billion mega resort which was originally expected to open in late 2010. While Revel has obtained interim financing allowing it to commence certain work at the site, it has not yet received financing for its complete project. It recently announced that it would slow construction on the project until it can secure long-term financing. At this time we cannot ascertain when and if Revel's project will be completed.

        We believe that there are several other sites on the Boardwalk, in the marina district and possibly at Bader Field, a former airport located in Atlantic City, if that area is zoned for gaming, where casino hotels could be built in the future. Additionally, various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time in these areas. Legislation was recently introduced in New Jersey that would lower the requirement for Atlantic City casino/hotel developments to a minimum of 200 rooms from the previous minimum of 500 rooms and lower the required gaming space to 20,000 square feet from the current minimum of 60,000 square feet. These smaller, cheaper casinos could revitalize the gaming market in Atlantic City, however, the increased competition and new, modern casino experience could have a detrimental effect on the performance of existing facilities.

        In April 2004, the Atlantic City casinos executed an agreement with the New Jersey Sports and Exposition Authority ("NJSEA") which owns and operates two of the four New Jersey horse race tracks, including the Meadowlands race track. The agreement provides that annual payments made by the casinos to the NJSEA in each of 2004 through 2008 in order to subsidize horse racing would establish a moratorium on the conduct of casino gaming, including video lottery terminals ("VLTs") at any New Jersey race track until January 2009.

        In August 2008, the Atlantic City casinos executed a new agreement with the NJSEA (the "2008 NJSEA Subsidy Agreement"). The 2008 NJSEA Subsidy Agreement provides that substantial annual payments made by the casinos to the NJSEA in 2008 through 2011 in order to subsidize horse racing would establish a moratorium on the conduct of casino gaming, including VLTs at any New Jersey race track until December 31, 2011.

        We cannot ascertain at this time the effects that any new projects could have on the Atlantic City gaming market. However, future developments and expansions could have a material adverse effect on our business and operations.

        Pennsylvania.    In July 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act which authorizes the Pennsylvania Gaming Control Board to permit a total of up to 61,000 slot machines in up to fourteen different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at slot parlors (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetrack sites, Pocono Downs, Philadelphia Park and Chester Downs and three slot parlors, two in Philadelphia and one in Bethlehem, are located in the market area of Tropicana AC. Slot machine operations commenced in late 2006 at the racetracks and, as of December 31, 2009, approximately 11,500 slot machines were operating at these locations. Sands Casino Resort Bethlehem recently opened in May 2009 with approximately 3,250 slot machines. In October 2009, Sugar House Casino commenced construction of its $310 million casino in Philadelphia to include 1,700 slot machines which is anticipated to be completed in August 2010. The other Philadelphia slot parlor is expected to be managed by Wynn Resorts, Limited pursuant to a letter of intent and is subject to approval by the Pennsylvania Gaming Control Board prior to commencing construction. Competition from the Pennsylvania area slot machine facilities that are currently operational has adversely impacted Atlantic City casinos, including Tropicana AC.

        In addition, Pennsylvania approved the legalization of live table games in January 2010. The Pennsylvania Gaming Control Board is in the process of creating a regulatory framework with regard to table games and has estimated that it will take six to nine months before table games can become operational. We believe that the legalization of live table games in Pennsylvania and the potential opening of additional slot parlors could further adversely impact Atlantic City casinos, including Tropicana AC.

        New York.    Pursuant to legislation enacted in 2001, the Division of the Lottery of the State of New York is authorized to permit the installation of VLTs at various horse racing facilities in New York. During 2004, VLT operations commenced at four upstate and western New York racetracks and at a racetrack in Sullivan County, which operates 1,500 VLTs and is considerably closer (approximately 95 miles) to Manhattan. The VLT facility at Yonkers Raceway ("Yonkers") opened in late 2006 and now operates 5,300 VLTs. In addition, several casino operators are currently bidding for a license to operate a proposed 4,500 VLT facility at Aqueduct Racetrack ("Aqueduct"); however, the State of New York has not selected the winning bidder. Once construction begins on the facility, it is expected to take approximately 12 to 14 months to complete. At this time, we cannot ascertain when and if construction will begin. Additionally, at various times there have been discussions about allowing VLTs at the Belmont racetrack ("Belmont"). These Yonkers, Aqueduct and Belmont locations are less than fifteen miles from Manhattan.

        The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities including slot machine gaming. A compact negotiated in 2002 authorized three such facilities located in the western part of New York and outside of Adamar's primary market area. The remaining three Native American casinos, if developed, are required by law to be located in either Sullivan County or Ulster County, adjoining counties less than 100 miles northwest of Manhattan. Competition from the VLT facilities at Aqueduct Racetrack and Yonkers Raceway and from potential Native American casinos as may be authorized and operated in Sullivan or Ulster County could adversely impact Atlantic City casinos, including Tropicana AC.

        Maryland.    In November 2008, Maryland voters passed a referendum to allow 15,000 slot machines at five locations across that state. The State of Maryland set a February 2009 deadline for bids to operate the five locations and received only four qualified bids to operate slot machines and no one bid for the fifth location. In the initial bids received, potential operators bid for 6,550 of the total potential slot machines available. In September 2009, the first location to win approval was the Ocean Downs Racetrack, which is expected to include 600 slot machines that are anticipated to be in operation by Memorial Day 2010. In October 2009, a second location was approved in Cecil County, which will be developed and managed by Penn National Gaming ("Penn"). Penn has announced plans to build a $97.5 million facility including 1,500 slot machines and is expected to be open by late 2010. Proposals for the two remaining bids, including the two largest casinos envisioned by the state in Anne Arundel County and Baltimore, continue to face obstacles that could delay operations past planned openings in 2011. We believe these facilities in Maryland could adversely impact Atlantic City casinos, including Tropicana AC.

        Delaware.    Tropicana AC competes with Delaware primarily for gaming customers from the Southern New Jersey, Southern Pennsylvania and Delaware regions. In May 2009, Delaware approved sports betting, which is currently limited to parlay wagering on National Football League games, where bettors must win bets on multiple games. In addition, live table game legislation was introduced when the Delaware General Assembly reconvened in January 2010. While Atlantic City's casinos currently offer table games, they are currently not permitted to offer sports betting. We believe the introduction of the limited sports betting in Delaware and the legalization of live table games could adversely impact Atlantic City casinos, including Tropicana AC.

        Tropicana AC has relied on marketing and promotional efforts to compete in the Atlantic City market, and the Adamar Bankruptcy Cases may have a material adverse effect on these efforts going forward.

Evansville, Indiana

  Casino Aztar

        Casino Aztar is a large casino hotel and entertainment complex located on over 20 acres along the Ohio River in Evansville, the third largest city in the state of Indiana. The property was the first of 13 casinos to be licensed in the state of Indiana and commenced operations in 1995.

        The property's casino operations are located on the three-deck "City of Evansville" riverboat, a replica of the historic 130-year old Robert E. Lee side-wheel steamboat. The casino features approximately 38,360 square feet of casino space, 894 slot machines, 34 table games and 12 poker tables. The property also features two distinctive hotels with a total of 347 hotel rooms. The Casino Aztar Hotel includes 251 guest rooms and suites, one restaurant, conference rooms and banquet facilities. The Le Merigot, a boutique 96-room hotel with an upscale martini lounge opened in

December 2006. The 44,000-square-foot pavilion adjacent to the riverboat features three restaurants, an entertainment lounge, a gift shop, a café and players club. The District at Casino Aztar, a $33 million entertainment complex that opened in late 2006, includes seven waterfront acres, two restaurants, a large park area located in front of the pavilion used by Aztar and the community for events and the Le Merigot Hotel. The property also includes a seven-story parking garage and surface parking with a combined total of 2,100 parking spaces.

        A 1.4 million adult population living within a 90-mile radius of the Casino Aztar provides a stable, local customer base. Over 60% of the Casino Aztar's business is generated from customers within a 50-mile radius. Customers are primarily drawn from local tri-state area of southern Indiana, southeastern Illinois, northwestern Kentucky and northern Tennessee.

  Competition

        As the only casino within a 90-mile radius of Evansville, Casino Aztar enjoys a prime location. Its nearest direct competitor, French Lick Casino is located 91 miles to the northeast. Other competitors include: Horseshoe Southern Indiana located 111 miles east; Harrah's Metropolis located 142 miles southwest; Harrah's St. Louis located 172 miles northwest; Indiana Live located 217 miles northeast; and Hoosier Park located 267 miles northeast. To a lesser extent, Casino Aztar also competes with a satellite off-track betting facility, Indiana Downs, located near Indianapolis, Indiana.

        Legislation to bring casino gambling to neighboring Kentucky has been intermittently introduced dating back to 1988 and now Kentucky is bordered by five states with legalized gaming, which may put additional pressure on Kentucky legislators to legalize gaming. State leaders have debated for years whether Kentucky, a state with a long tradition of betting on horse races, can offer casino-style gambling at racetracks. In June 2009, the Governor of Kentucky called lawmakers into a special session to address significant projected state budget deficits and added a proposal to legalize slot machines at racetracks. House lawmakers voted to approve the proposal but the legislation was rejected by the Senate Appropriations and Revenue Committee. The efforts to enact enabling legislation in Kentucky are expected to intensify in 2010 following the approval of four casinos by Ohio voters in the November 3, 2009 election. Ellis Park, a thoroughbred racetrack in Henderson, Kentucky is located approximately eight driving miles south of Casino Aztar. The racetrack traditionally conducts live racing from July 4th to September 1st every year. The racetrack has recently faced financial challenges and whether Ellis Park can vie for slot machines is still unclear. The financial results of Casino Aztar could be adversely affected if gaming is legalized in Kentucky in the future.

        Casino Aztar has relied on branding and marketing efforts to compete in this market, and the recent Chapter 11 Cases may have a material adverse effect on these efforts going forward.

Laughlin, Nevada

  Tropicana Express

        Tropicana Express is located on an approximately 31-acre site on Casino Drive, Laughlin's principal thoroughfare, with a train theme prevalent throughout the property. Tropicana Express features approximately 969 slot machines, 20 table games, 6 poker tables, a race and sports book and 1,495 hotel rooms. Non-gaming amenities include a train-shaped, heated outdoor swimming pool, seven restaurants, three full service bars, an entertainment lounge with live music, a premium lounge for high-end players, a 800 seat multi-purpose show room and concert hall, meeting space, retail stores, an arcade and a covered parking structure. The property recently remodeled 1,200 hotel rooms, including premium bedding and linen, which we believe positioned those hotel rooms as the highest quality standard room product in the Laughlin market.

  River Palms

        River Palms is located on an approximately 35-acre site also on Casino Drive, with approximately 1,300 feet of frontage on the Colorado River. River Palms features approximately 777 slot machines, 13 table games, a 200 seat bingo room and a sports book. Non-gaming amenities include 1,000 hotel rooms, 10,500 square feet of meeting and convention space, an outdoor pool, a full service spa and beauty salon, a fitness center, three restaurants, three full service bars, a nightclub/comedy club, two entertainment lounges with live music and a covered parking structure.

  Competition

        The Tropicana Express and River Palms compete primarily with other Laughlin hotels and casinos located along the Colorado River based on a mix of casino games, personal service, payout ratios, price of hotel rooms, restaurant value and promotions. Tropicana Express and River Palms also compete with casinos in nearby locations, including the Mojave tribe's casino situated eight miles south of Laughlin, Native American casinos in Arizona and California, and numerous casinos in Las Vegas.

        During 2008, one of our direct competitors in the Laughlin market, Aquarius Casino Resort ("Aquarius"), completed a large capital improvement program. Completed capital improvements to the Aquarius include renovations to the casino and common areas, new slot machines, new signage and renovations to suites and standard hotel rooms.

        The Laughlin area is situated in an unincorporated portion of Clark County and is located in the southerly portion of the State of Nevada. Laughlin is located along the west side of the Colorado River, which forms the boundary between Nevada and Arizona. Las Vegas is located approximately 97 miles to the north via U.S. Highway 95. Los Angeles is approximately 300 miles west with access being provided by Interstate 40 and Interstate 15. Flagstaff, Arizona is approximately 180 miles east via Interstate 40 while Phoenix, Arizona is approximately 185 miles southeast of Laughlin. The Laughlin market is a value-oriented destination for travelers seeking an alternative to the fast-paced Las Vegas experience. The Laughlin properties target the customer in this market seeking great value, a breadth of amenities and friendly service in their gaming, lodging, dining and entertainment experiences.

        Tropicana Express and River Palms have relied on marketing and promotional efforts to compete in this market, and the Chapter 11 Cases may have a material adverse effect on these efforts going forward.

Lake Tahoe, Nevada

  MontBleu

        MontBleu is situated on approximately 21 acres in South Lake Tahoe, across Highway 50 from the Edgewood Golf Club. In May 2006, an extensive re-branding and refurbishment of the property's casino, lobby, retail facilities, restaurants and nightclubs was completed. The property features a 437-room hotel tower and approximately 45,000 square feet of casino space, with approximately 611 slot machines, 25 table games and 6 poker tables, as well as a race and sports book. The property also offers guests a choice of three restaurants and various non-gaming amenities, including retail shops, two nightclubs, a 1,500-seat showroom, approximately 14,000 square feet of meeting and convention space, a parking garage, a full service health spa and workout area, an indoor heated lagoon style pool with whirlpool, and a wedding chapel that seats up to 120. MontBleu draws customers primarily from the northern California and northern Nevada markets.

  Competition

        The South Lake Tahoe area consists of five casino properties including MontBleu and Tahoe Horizon. Two Harrah's casino properties, Harvey's Resort Hotel and Harrah's Casino Hotel, are the

largest competitors in this market. The fifth property, The Lakeside Inn, is primarily a casino catering to local residents with an attached motor lodge catering to overnight visitors There are also three other casinos on the North Shore of Lake Tahoe, which are approximately 25 miles from the South Lake Tahoe market. There are also numerous casinos in located in Reno, Nevada, which is approximately 60 miles from South Lake Tahoe and several in the Carson City, Nevada, market which is approximately 30 miles from South Lake Tahoe. In addition, gaming revenues in the South Lake Tahoe area are directly and adversely affected by the ongoing proliferation of Native American gaming in northern California. Native American casinos, including the Cache Creek in Brooks, Jackson Ranchero in Jackson, Thunder Valley Casino in Auburn and Red Hawk Casino located on Highway 50 in Placerville, the corridor from the San Francisco/Oakland Bay Area leading into Lake Tahoe, vigorously compete with would-be South Lake Tahoe visitors from northern California and the Pacific Northwest.

        MontBleu has relied on marketing and promotional efforts to compete in this market, and the Chapter 11 Cases may have a material adverse effect on these efforts going forward.

Vicksburg, Mississippi

  Vicksburg Horizon

        Vicksburg Horizon is situated in downtown Vicksburg, Mississippi, in close proximity to the Vicksburg Memorial Battlefield Park and within walking distance to the Vicksburg Convention Center. The property features a 297-foot multi-level, antebellum style, dockside riverboat casino housing approximately 382 slot machines. Additional amenities include 117 hotel rooms, a restaurant featuring a comfortable setting and freshly prepared meals with a Southern touch, two covered parking garages as well as additional parking. Vicksburg Horizon attracts both local patrons and patrons primarily from the Jackson, Mississippi, and Monroe, Louisiana areas.

  Competition

        Vicksburg Horizon currently competes with four other gaming operations located in Vicksburg, Mississippi. In May 2008, Ameristar Vicksburg completed a casino expansion that added 25,500 square feet of gaming space and a new 1,000-space parking garage. The Ameristar Vicksburg expansion also included a new VIP lounge that opened in July 2008 and two additional restaurants, which opened in September 2008. In October 2008, a new competitor, Riverwalk Casino opened a $100 million casino-hotel in Vicksburg. The Riverwalk facility has a 25,000 square-foot casino, featuring 900 gaming positions and 80 hotel rooms. These new facilities have adversely impacted the financial performance of Vicksburg Horizon and the other facilities operating in the market.

        Several potential gaming sites still exist in or near Vicksburg and from time to time potential competitors have proposed the development of additional casinos. In 2005, the Mississippi Gaming Commission granted preliminary approval for a sixth casino license in the Vicksburg market. One developer has proposed building a $200 million casino facility that would include a 250-room hotel, parking garage and other non-gaming amenities. As originally announced, construction of this project was to begin in early 2006, but development has not yet begun and no new date has been announced.

        The Vicksburg market also faces regional competition from two casinos owned by a Native American tribe near Philadelphia, Mississippi, located about 70 miles east of Jackson and 115 miles east of Vicksburg. Vicksburg is also subject to competition from four casinos and one slots-only racetrack in Shreveport and Bossier City, Louisiana, located approximately 175 miles from Vicksburg, as well as casinos located along the Mississippi Gulf Coast.

        In addition, proposals have been made from time to time to develop other Native American casinos in Louisiana and Mississippi, some of which could be competitive with the Vicksburg market if completed.

        Vicksburg Horizon has relied on marketing and promotional efforts to compete in this market, and the Chapter 11 Cases may have a material adverse effect on these efforts going forward.

Greenville, Mississippi

  Lighthouse Point

        Lighthouse Point is a 210-foot, three-deck, dockside riverboat located in Greenville, approximately 90 miles from Vicksburg, Mississippi. A $4 million renovation was completed in January 2008. The riverboat features a casino on all three floors housing approximately 557 slot machines. The property also includes a dockside facility with a buffet, a deli on the second floor, a bar on each floor and 370 onsite surface parking spaces. Lighthouse Point draws the majority of its customers within a 30-mile radius of Greenville and to a lesser extent Little Rock, Arkansas.

  Jubilee

        Jubilee also is located in Greenville, in close proximity to Lighthouse Point. A $4 million renovation was completed in November 2007. The 240-foot, three-deck dockside riverboat features a casino on two floors housing approximately 485 slot machines and 7 table games, with the third floor available for concerts and special events. The property also includes a deli on the first floor and a bar on each floor. A 500-space surface parking lot is located offsite with an additional 200 parking spaces available onsite when the water level is low. The property also owns and operates the Greenville Inn & Suites, a 41 room suite hotel located less than a mile away which offers free shuttle service to and from the Jubilee and Lighthouse Point. Jubilee draws the majority of its customers within a 30 mile radius of Greenville and to a lesser extent the Little Rock, Arkansas, area.

  Competition

        Jubilee, Lighthouse Point and privately owned Harlow's Casino are currently the only licensed riverboat gaming facilities in the Greenville market. Harlow's Casino opened in November 2007 with a total project cost of $70 million, and features approximately 1,000 gaming positions and 105 hotel rooms. This new facility has adversely impacted the financial performance of the Greenville properties.

        To a lesser extent, the Greenville market also competes with the Vicksburg market which is 90 miles to the south and the Tunica, Mississippi market which is 115 miles to the northeast.

        Lighthouse Point and Jubilee have relied on marketing and promotional efforts to compete in this market, and the Chapter 11 Cases may have a material adverse effect on these efforts going forward.

Baton Rouge, Louisiana

  Belle of Baton Rouge

        Belle of Baton Rouge is located on the Mississippi River in the downtown historic district of Baton Rouge, across from the River Center, a 70,000 square foot convention center. The three-deck, dockside riverboat casino features approximately 907 slot machines, 22 table games and 6 poker tables. Non-gaming amenities include 300 hotel rooms, 14,000 square feet of meeting and convention space, an outdoor pool, a fitness center, three restaurants, a sports bar, an entertainment venue and a 50,000-square-foot glass atrium enclosing a lush tropical lobby. A new 326 space parking garage opened in June 2008, creating a convenient parking facility. The City of Baton Rouge is also contemplating three new hotels at the River Center to open in 2011, which we believe would drive additional traffic to the property. Baton Rouge is located 75 miles north of New Orleans and is believed to rival New Orleans as the largest city in Louisiana. The city has experienced significant growth in recent years, particularly after Hurricane Katrina struck the nearby New Orleans region in 2005. Approximately 90% of the Belle of Baton Rouge customer base resides within a 45 mile radius of the property.

  Competition

        Belle of Baton Rouge is currently one of two licensed dockside riverboat gaming facilities operating in Baton Rouge. The other riverboat facility, Hollywood Casino Baton Rouge, is owned by Penn.

        Belle of Baton Rouge also faces competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, from casinos on Native American lands and from non-casino gaming opportunities within Louisiana. It faces competition from eleven casinos on the Mississippi Gulf Coast, which is approximately 120 miles east of Baton Rouge; many of these casinos are destination resorts that attract customers from the Baton Rouge area. Subsequent to Hurricane Katrina, Mississippi Gulf Coast casinos have been allowed to operate as land-based facilities. In addition to the Hollywood Casino Baton Rouge, Belle of Baton Rouge also faces competition from two locations in New Orleans, which is approximately 75 miles from Baton Rouge, in the form of two major riverboat casinos and one land-based casino. In addition, there are also three Native American casinos in Louisiana. The two closest Native American casinos are land-based facilities located approximately 45 miles southwest and approximately 65 miles northwest of Baton Rouge. Belle of Baton Rouge also faces competition from a racetrack located approximately 55 miles from Baton Rouge operating approximately 1,500 gaming machines. Approximately 3,000 video poker machines located in truck stops, restaurants, bars and off-track betting facilities located in certain surrounding parishes provide additional competition.

        Another gaming operator, Pinnacle Entertainment ("Pinnacle") received approval from the Louisiana Gaming Control Board ("LGCB") for a third riverboat casino in Baton Rouge that was subject to a local option referendum subsequently approved by East Baton Rouge Parish voters in February 2008. In October 2008, the LGCB approved the architectural plans for Pinnacle's planned $250 million Baton Rouge casino-hotel resort, Riviere Place. Riviere Place will be located on 575 acres of land approximately eight miles southeast of downtown Baton Rouge, and is expected to have 1,300 slot machines and 50 table games. The project is currently in the design phase and construction is expected to commence in May 2010 with a projected opening in late 2011. Pinnacle has also announced plans to renovate its Boomtown New Orleans property and expand its L'Auberge du Lac property, in Lake Charles, Louisiana, adding hotel room capacity and a second riverboat casino. If the projects receive the remaining local approvals and entitlements, and if Pinnacle proceeds with the construction of the Riviere Place, it may have a material adverse effect on Belle of Baton Rouge.

        Belle of Baton Rouge has relied on marketing and promotional activities to compete effectively in this market, and the Chapter 11 Cases may have a material adverse effect on these efforts going forward.

Competition in General

        We own land-based and riverboat casino facilities in a number of United States casino entertainment jurisdictions. We compete with numerous casinos and casino hotels of varying quality and size in the market areas where their properties are located and with other forms of legalized gaming in the United States, including state-sponsored lotteries, racetracks, jai alai, off-track wagering, video lottery and video poker terminals and card parlors. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity.

        In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within their market areas.

        With new markets opening for development and decreased spending on leisure activities, in addition to overall economic conditions, competition in existing markets has intensified. Many casino operators have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete, and this intense competition is expected to continue. Our properties, on the other hand, have been largely unable to invest in the upkeep and expansion of their properties due to limitations on capital expenditures resulting from the Chapter 11 Cases. Our ability to invest in our properties going forward may continue to be constrained, and going forward we may not be able to compete effectively with casinos that have been modernized or recently expanded.

        Our operating results can be adversely affected by costs associated with advertising and promotions and complimentary services to patrons, the amount and timing of which may be affected by the policies of our properties' competitors and their efforts to keep pace with them. Going forward, if our operating revenues are insufficient to allow us to match the promotions of competitors, the number of our casino patrons may decline, which may have a material adverse effect on our financial performance. In addition, some of our competitors have significantly greater financial resources than we do, and as a result we may not be able to successfully compete with them in the future.

        Our ability to successfully compete is dependent upon our ability to manage our costs and develop and implement strong and effective marketing campaigns both at the individual properties and across our business and invest in, and upgrade, the facilities we own. To the extent we are unable to successfully develop and implement these types of marketing initiatives and invest in and upgrade our facilities, we may not be successful in competing in our markets, which may have a material adverse effect on our financial position.

The Slot Machine Industry in General

        Slot machine revenue represents a substantial portion of our revenue. It is important that we maintain and upgrade our slot machines and systems to keep them competitive with other casinos and attractive to gaming customers. In the past, slot machine sales were dominated by International Gaming Technology ("IGT"), which commanded approximately 75% of the market. A few other companies competed for the remaining 25%. In recent years the slot machine manufacturing industry has become significantly more competitive. It is estimated that IGT is currently shipping less than 50% of all new slot machines while its floor presence in casinos has fallen from approximately 75% to 50%. Three other public gaming manufacturing companies (WMS Industries Inc., Bally Technologies, Inc. and Aristocrat Leisure Limited) have increased floor presence and have significant market share. These companies all have very competitive and successful slot offerings. In addition to these three competitors, there are other providers such as the Atronic Group, Konami Digital Entertainment, Inc., Aruze Corp. and AC Coin & Slot that develop and manufacture slot machines. Currently, we have business relationships with all the slot machine manufacturers or their sales representatives. See "Item 1A—Risk Factors—The concentration and evolution of the slot machine manufacturing industry could impose additional costs on our operations."

Trademarks

        We use a variety of trade names, service marks and trademarks and have all the rights and licenses necessary to conduct our continuing operations. We have registered several service marks and trademarks with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to the conduct of our business. We own the following registered trademarks or service marks: Horizon, MontBleu, River Palms, Aztar, Casino Aztar, Trop, Tropicana, Trop Park and the Quarter. We believe there are no other trademarks or service marks presently at use in our business that are material to its conduct.

        Certain parties affiliated with the new owners of the Tropicana LV (the "Plaintiffs") filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, seeking a declaratory judgment that Tropicana LV may operate a hotel and casino under the name "Tropicana" without any interference by or payment to Aztar or TE (together, the "Defendants"). See "Item 3—Legal Proceedings." During the course of proceedings, the Plaintiffs and Defendants have each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. If the Plaintiffs are successful, the Company's right to continued use of the Tropicana name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected. In the event the Plaintiffs prevail, they would also have the right to continued use of the "Tropicana" trademark in perpetuity without payment of any royalty or license fee to the Company, and their continued use of the trademark without restriction could dilute the "Tropicana" brand and be detrimental to the Company's future properties that utilize that brand. We are continuing to contest the suit.

Seasonality

        Our cash flows from operating activities are seasonal in nature. Operating results are traditionally the strongest in the first quarter and traditionally the weakest during the fourth quarter. Any excess cash flows achieved from operations during the peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are not able to generate excess cash flows during the peak seasons, we may not be able to fully subsidize non-peak seasons.

Environmental Matters

        Now that the Restructuring Transactions have been consummated, we have to address, and are liable for, hazardous materials or contamination on our properties. Some of our properties currently have or had in the past underground fuel storage tanks and construction materials containing asbestos. We may become liable for contamination on our properties that was caused by former owners or operators. Our ongoing operations are subject to stringent regulations relating to protection of the environment and handling of waste, particularly with respect to the management of wastewater from the facilities. See "Item 1A—Risk Factors—Noncompliance with environmental, health and safety regulations applicable to our hotels and casinos could adversely affect our results of operations."

Governmental Regulation

  General Governmental and Gaming Regulations

        The following is a summary of the provisions of the laws and regulations applicable to our gaming operations and other laws and regulations applicable to us. The summary does not purport to be a full description thereof and is qualified in its entirety by reference to such laws and regulations.

        The ownership and operation of our gaming facilities is subject to pervasive regulation under the laws and regulations of each of the five states in which we operate including Nevada, New Jersey, Mississippi, Indiana and Louisiana. Gaming laws generally are based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on the gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and fitness. In addition, gaming laws generally require gaming industry participants to:

  •
  establish and maintain responsible accounting practices and procedures;

  •
  maintain effective controls over their financial practices, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

  •
  maintain systems for reliable record keeping;

  •
  file periodic reports with gaming regulators;

  •
  ensure that contracts and financial transactions are commercially reasonable, reflect fair market value, and are arm's-length transactions entered into with suitable persons;

  •
  establish procedures designed to prevent cheating and fraudulent practices; and

  •
  establish programs to promote responsible gaming.

        Typically, a state regulatory environment is established by statute and is administered by a regulatory agency with broad discretion to regulate, among other things, the affairs of owners, managers and persons with financial interests in gaming operations. Among other things, gaming authorities in the various jurisdictions in which we operate:

  •
  adopt rules and regulations under the implementing statutes;

  •
  interpret and enforce gaming laws, rules and regulations;

  •
  impose disciplinary sanctions for violations, including fines and penalties;

  •
  review the character and fitness of participants in gaming operations and make determinations regarding their suitability or qualification for participation and licensure;

  •
  grant licenses for participation in gaming operations;

  •
  collect and review reports and information submitted by participants in gaming operations;

  •
  review and approve certain transactions, such as acquisitions or change-of-control transactions, of gaming industry participants, securities offerings and debt transactions engaged in by such participants; and

  •
  establish and collect fees and taxes.

        Any change in the laws or regulations of a gaming jurisdiction could have a material adverse effect on our gaming operations.

  Licensing

        Gaming laws require us and certain of our subsidiaries, as well as our directors, officers (with respect to corporations), managers (with respect to limited liability companies), and certain other key employees and, in some cases, certain of our shareholders, (with respect to corporations), members (with respect to limited liability companies), and holders of debt securities, to obtain licenses, findings of suitability or other approvals from gaming authorities. Licenses or findings of suitability typically require a determination that the applicant is suitable or otherwise qualifies to hold the license or the finding of suitability necessary to hold equity, debt securities or position with the gaming licensee or its affiliated entities. Where not mandated by statute, rule or regulation, gaming authorities generally have broad discretion in determining who must come forward for suitability and whether an applicant qualifies for licensing or should be deemed suitable or otherwise qualified.

        To determine whether to grant a license or findings of suitability to an entity to conduct gaming operations, gaming authorities generally consider the following factors (which vary among the jurisdictions in which we operate):

  •
  the financial stability, integrity, and responsibility of the applicant, including whether the operation is adequately capitalized in the state and exhibits the ability to maintain adequate insurance levels;

  •
  the quality of the applicant's casino facilities;

  •
  the amount of revenue to be derived by the applicable state from the operation of the applicant's casino;

  •
  the applicant's practices with respect to minority hiring and training;

  •
  the effect on competition and general impact on the community; and

  •
  the good character, honesty and integrity of the applicant and its parent entities.

        Many gaming jurisdictions limit the number of licenses granted to operate casinos within the state, and some states limit the number of licenses granted to a single gaming operator. Licenses under gaming laws generally are not transferable. Licenses in most of the jurisdictions in which we conduct gaming operations are granted for limited durations and require renewal from time to time. The failure to obtain or renew any of our licenses could have a material adverse effect on our gaming operations.

        In evaluating individual applicants, gaming authorities generally consider the individual's business probity and casino experience, the individual's reputation for good character, honesty, and integrity, the individual's criminal history and the character and reputation of those with whom the individual associates.

  Findings of Qualification and Suitability Determinations

        As noted above, gaming authorities may investigate any individual who has a material relationship to or material involvement with our operations to determine whether such individual is suitable or should be licensed or found suitable as a business associate of a gaming licensee. In many of the jurisdictions in which we operate, our directors, officers (with respect to corporations), managers (with respect to limited liability companies), and certain other key employees must file applications with the gaming authorities and may be required to be licensed, qualify, or otherwise be found suitable. Qualification and suitability determinations generally require the submission of detailed personal and financial information followed by a thorough investigation. The applicant must pay all the costs of the investigation. Changes with respect to the individuals who occupy licensed positions must be reported to gaming authorities and—in addition to their authority to deny an application for licensure, qualification, or a finding of suitability—gaming authorities have jurisdiction to disapprove a change in a corporate position.

        If one or more gaming authorities were to find that a director, officer (with respect to corporations), manager (with respect to limited liability companies), or other key employee of ours does not qualify, is unsuitable for licensing or is unsuitable to continue having a relationship with us, we may be required to sever all relationships with such person. In addition, gaming authorities may require that we terminate the employment of any person who refuses to file appropriate applications.

        Moreover, in many jurisdictions, certain holders of our debt and equity securities may be required to undergo a suitability investigation similar to that described above. All of the jurisdictions in which we operate require any person who acquires beneficial ownership of more than a certain percentage of voting securities, typically 5%, to report the acquisition to the gaming authorities, and the gaming authorities may require such holders to apply for qualification or a finding of suitability; provided, however, that with very limited exceptions Nevada requires that all equity holders of a private gaming company be found suitable (unless a waiver is obtained). Most jurisdictions provide that "institutional investors" may seek a waiver of these requirements. In such jurisdictions, an "institutional investor" generally is defined as a qualified investor (i.e., certain banks, insurance companies, investment companies or advisors) acquiring and holding voting securities (or non-voting securities in jurisdictions that do not make a distinction between voting and non-voting securities) in the ordinary course of business for investment purposes only, and not for the purpose of causing, directly or indirectly, the election of a majority of the gaming entity's board of directors, any change in such entity's corporate charter, bylaws, management, policies, or operations, or those of any of such entity's affiliates, or the taking of any other action that gaming authorities find to be inconsistent with holding the securities solely for investment purposes. Even if a waiver is granted, an institutional investor generally may not take any action inconsistent with its status when the waiver was granted without once again becoming subject to the foregoing reporting and application obligations.

        The definition of an "institutional investor" varies from jurisdiction to jurisdiction. In addition, in order to obtain a qualification waiver, some jurisdictions, including Nevada, Louisiana, Mississippi, Indiana and New Jersey, require an institutional investor to certify to, among other things, its intent and purpose in acquiring and holding an issuer's securities. In Indiana, an institutional investor that acquires, directly or indirectly, the beneficial ownership of 15% or more of a public gaming company's voting securities must apply for a finding of suitability within 45 days of acquiring the securities. A public company generally is one that has a class of securities registered under the Securities Exchange Act of 1934 (the "Exchange Act"). In Mississippi, an institutional investor that acquires beneficial ownership of more than 10%, but not more than 15%, of a public gaming company's voting securities may apply to the Gaming Commission for a waiver of the suitability requirement if the institutional investor holds such voting securities for investment purposes only, and, under certain circumstances, such an investor that has obtained a waiver can hold up to 19% of the voting securities of a public gaming company for a limited period of time and maintain the waiver.

        In Nevada, beneficial owners of more than 10% of a public gaming company's voting securities must apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails a written notice requiring the filing of an application for such a finding. However, an institutional investor that beneficially owns more than 10% but not more than 11% of a public gaming company's voting securities as a result of a stock repurchase by the public gaming company may not be required to file such an application. Additionally, an institutional investor that acquires more than 10% but not more than 25% of a public gaming company's voting securities may apply to the Nevada Gaming Commission for a waiver of the suitability if the investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may own more than 25% but not more than 29% of a public gaming company's voting securities and maintain the waiver where the additional ownership results from a stock repurchase by the public gaming company.

        In New Jersey, an institutional investor holding either under 10% of the equity securities of a casino licensee's holding or intermediary companies, or debt securities of a casino licensee's holding or intermediary companies, or another subsidiary company of a casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee, where the securities represent a portion of the outstanding debt of the company not exceeding 20% or a percentage of any issue of the outstanding debt of the company not exceeding 50% can be granted a waiver of the qualification requirement by the NJ Commission if the securities are those of a publicly traded corporation and its holdings of such securities were purchased for investment purposes only and the institutional investor provides the NJ Commission with a certification which, among other things, confirms that its holdings of such securities were purchased for investment purposes only. The NJ Commission may grant a waiver of the qualification requirement to an institutional investor holding a higher percentage of such securities upon a showing of good cause and compliance with the certification submission requirement.

        Generally, in each of the jurisdictions in which our subsidiaries operate, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by gaming authorities that it is required to do so may be denied a license or found unsuitable or unqualified, as applicable. Any holder of equity securities that is found unsuitable or unqualified or denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity's equity securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if such gaming entity, after receiving notice that a person is unsuitable to be a holder of equity securities or to have any other relationship with such gaming entity or any of its subsidiaries: (i) pays that person any dividend or interest upon the securities; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish the securities including, if necessary, the immediate purchase of such securities for the lesser of fair value at the time of repurchase or fair value at the time of acquisition by the unsuitable holder. In the event that disqualified holders fail to divest themselves of such securities, gaming authorities have the power to revoke or suspend the casino license or licenses related to the regulated entity that issued the securities.

        Our certificate of incorporation includes provisions establishing our ability to redeem the securities of unsuitable holders if (i) the holder is determined by a gaming authority, or if we have been notified by the staff of a gaming authority that it will recommend that the gaming authority determine the holder to be, unsuitable, unqualified, or disqualified to own or control such securities or unsuitable to be connected with a person engaged in gaming activities in that jurisdiction, or (ii) the holder is deemed likely to preclude or materially delay, impede, impair or jeopardize the our application for or ability to obtain, right to the use of or ability to reinstate or retain any gaming license, or to result in the imposition of materially burdensome terms of or conditions on any gaming license.

        Some of the gaming jurisdictions in which we operate also require that suppliers of certain goods and services to gaming industry participants be licensed or otherwise approved and require that we purchase and lease gaming equipment, supplies, and services only from such licensed or approved suppliers.

  Violations of Gaming Laws

        The gaming authorities in each of the jurisdictions in which our subsidiaries operate may also, among other things, limit, condition, suspend, or revoke a gaming license or approval to own the equity or joint venture interests of any of our operations in such licensing authority's jurisdiction for any cause deemed reasonable by such licensing authority. In addition, if our subsidiaries violate applicable gaming laws, their gaming licenses could be limited, conditioned, suspended, or revoked by gaming authorities, and we and any other persons and entities involved could be subject to substantial fines. Further, gaming authorities may appoint a supervisor or conservator to operate our gaming properties or, in some jurisdictions, take title to our gaming assets. Under certain circumstances, earnings generated during such appointment could be forfeited to the applicable state or states. Furthermore, violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions and, as a result, violations by us of applicable gaming laws in one jurisdiction could have a material adverse effect on all of the our gaming operations. Finally, some gaming jurisdictions prohibit certain types of political activity by a gaming licensee, its directors, officers (with respect to corporations), managers (with respect to limited liability companies), and certain other key people. A violation of such a prohibition may subject the offender to criminal charges and disciplinary action.

  Reporting and Record-Keeping Requirements of Gaming Authorities

        We are periodically required to submit detailed financial and operating reports and furnish any other information that gaming authorities may require. Under federal law, we are required to record and submit detailed reports of currency transactions at our casinos involving greater than $10,000 as well as any suspicious activity that may occur at such facilities. Additionally, we are required to maintain a current stock ledger that may be examined by gaming authorities at any time. Moreover, the state of Indiana requires that we submit quarterly reports setting forth those persons who directly or indirectly hold a 1% interest in the legal entity that holds the gaming license. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to gaming authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. In addition, gaming authorities may require that our Common Stock certificates and Warrant certificates bear a legend indicating that the securities are subject to specified gaming laws.

  Review and Approval by Gaming Authorities of Certain Transactions

        Substantially all material loans, leases, sales of securities, and similar financing transactions by us must be reported to, and in some cases approved by, gaming authorities. We may not make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise, are subject to prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of standards prior to assuming control. Gaming authorities may also require controlling stockholders, directors, officers (with respect to corporations), managers (with respect to limited liability companies), and certain other key employees having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed or qualified as part of the approval process relating to the transaction.

        Because of regulatory restrictions, our ability to grant a security interest in any of our gaming assets is limited and subject to receipt of approval by gaming authorities. Some jurisdictions, including Louisiana and Mississippi, prohibit the transfer of a gaming license or the granting of a security interest in the same.

  License for Sale of Alcoholic Beverages

        The service and sale of alcoholic beverages at our various casinos are subject to licensing, control, and regulation by various governmental authorities, some of which have the authority to approve all persons owning or controlling stock, and all directors and officers in a manner similar to the gaming suitability determinations discussed above. Although these authorities, with the exception of Mississippi and New Jersey, typically defer to the suitability determinations of the relevant gaming authority in their jurisdiction, they retain the jurisdiction to conduct any investigation and take any regulatory action deemed appropriate under the circumstances. Any holder found to be unsuitable by such an authority must dispose of held securities, and such securities would be subject to repurchase by us, as provided in our certificate of incorporation. In New Jersey, the authority to grant any license for, or to permit or prohibit the presence of, alcoholic beverages in, on, or about any premises licensed as part of a casino hotel is exclusively vested in the NJ Commission.

  Other Regulations

        We are subject to various federal, state and local laws and regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters (see "—Environmental Matters"), currency transactions, employees, taxation, zoning and building codes, marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our business.

Available Information

        We are required to file annual, quarterly and other current reports and information with the Securities and Exchange Commission (the "SEC"). You may read and copy any materials filed by the Company with the SEC at its Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings are also available to the public from commercial document retrieval services and at the world wide web site maintained by the SEC at http://www.sec.gov.

        Our internet website address is www.tropicanaentertainment.com.

ITEM 1A.    RISK FACTORS.

        The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to our Business and Industry

  Our business has a limited operating history.

        While the Predecessors historically operated our casino gaming properties, we have a limited operating history upon which you can base an evaluation of our business and prospects. As a newly formed corporation formed to acquire the assets of TEH and certain of its subsidiaries, there are substantial risks, uncertainties, expenses and difficulties to which our business is subject. To address these risks and uncertainties, we must do the following, among other things:

  •
  Successfully execute our business strategy;

  •
  Respond to competitive developments; and

  •
  Attract, integrate, retain and motivate qualified personnel.

        There can be no assurance that at this time we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. We cannot be certain that our business strategy will be successful, that we will successfully address the risks that face our business or that we will be able to access capital markets if the need arises. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations could be materially and adversely affected.

  The current state of the financial markets may impact our ability to obtain sufficient financing and credit on a going forward basis which could negatively impact our ability to operate our business.

        In addition to earnings and cash flows from operations, we rely on borrowed money to finance our business, which may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms. Developments in the financial markets that have led to unpredictable federal government intervention in the United States banking system, including the capital crisis in the banking system, a series of rating agency downgrades of subprime United States mortgage-related assets and significant provisions for loan losses recorded by major financial institutions, have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and other adverse conditions for issuers in fixed income, credit and equity markets. In the recent past, these markets have experienced disruption that had a dramatic impact on the availability and cost of capital and credit. The market interest rate for debt of companies similar to ours has increased dramatically. The United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, although there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets. Therefore, we have no assurance that such steps will facilitate our further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness. We are unable to predict the likely duration or severity of the disruption in the capital and credit markets, or its impact on the larger economy. The disruption in the global credit and financial markets may materially and adversely affect our ability to obtain sufficient financing to operate our business on a going forward basis.

  We may be unable to achieve projected financial results as contained in the Plan which could prevent us from servicing our debt obligations.

        We may be unable to meet our projected financial results or achieve projected revenues and cash flows that we have assumed in projecting future business prospects. While the financial projections in the Plan represent management's view based on currently known facts and assumptions about our future operations, there is no guarantee that the financial projections will be realized. To the extent we do not meet our projected financial results or achieve projected revenues and cash flows, we may lack sufficient liquidity to continue operating as planned and may be unable to service our debt obligations as they come due, which could materially adversely affect our business, financial condition and results of operations

        Further, our failure to meet projected financial results or achieve projected revenues and cash flows could lead to cash flow and working capital constraints, which may require us to seek additional working capital. We may not be able to obtain such working capital when it is required. Further, even if we were able to obtain additional working capital, it may only be available on unreasonable terms. For example, we may be required to take on additional debt, the interest costs of which could adversely affect our results of operations and financial condition. If any such required capital is obtained in the form of equity, the equity interests of the holders of the then-outstanding common stock could be diluted.

  The bankruptcy filing has had a negative impact on Adamar and the Predecessors' image which may negatively impact our business going forward.

        As a result of the Chapter 11 Cases, the Predecessors and Adamar were the subject of negative publicity which has had an impact on the image of their assets. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to do business with us and could materially adversely affect our business, financial condition and results of operations.

  We may incur increased costs in connection with the rejection of certain pre-petition contracts as a result of negotiating new contracts.

        As a result of the Chapter 11 Cases, the Predecessors and Adamar rejected a number of pre-petition contracts with their vendors. We may need to replace some of these vendors going forward, or renegotiate contracts with their existing vendors. We may be unable to find replacement vendors, or negotiate replacement contracts, and the services that we require may not be available at similar terms or at all. For example, the Predecessors rejected their pre-petition food service and delivery contract, and we are continuing to negotiate for a new contract with the same vendor. Vendors may also be required to undergo a suitability investigation. Any inability to replace necessary vendors or negotiate new contracts with existing vendors could materially adversely affect our business, financial condition and results of operations.

  We may face potential successor liability for liabilities of the Predecessors not provided for in the Plan.

        As the successor to the Predecessors, we may be subject to certain liabilities of the Predecessors not provided for in the Plan. Such liabilities may arise in a number of circumstances, including those where:

  •
  a creditor of the Predecessors did not receive proper notice of the pendency of the bankruptcy case relating to the Plan or the deadline for filing claims therein;

  •
  the injury giving rise to, or source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim;

  •
  a creditor did not timely file the creditor's claim in such bankruptcy case due to excusable neglect;

  •
  we are liable for the Predecessors' tax liabilities under a federal and/or state theory of successor liability; or

  •
  the order of confirmation for the Plan was procured by fraud.

        Although we have no reason to believe that we will become subject to liabilities of the Predecessors that are not provided for in the Plan, should we become subject to such liabilities, it could materially adversely affect our business, financial condition and results of operations.

  Our future financial results will be affected by the adoption of fresh start reporting and may not reflect historical trends.

        We were formed pursuant to the Plan to acquire and operate Tropicana AC and certain assets of the Predecessors. We operate our business with a different capital structure from the Predecessors and we own fewer total casinos. Most significantly, we do not own or control Tropicana LV and Tahoe Horizon. The Restructuring Transactions resulted in the Company becoming a new reporting entity and adopting fresh start reporting in accordance with accounting guidance on reorganizations. As required by fresh start reporting, the Company has caused the Predecessors' assets and liabilities to be adjusted to fair value, and certain assets and liabilities not previously recognized in the Predecessors' financial statements have been recognized under fresh start reporting. The Plan was consummated and became effective on March 8, 2010 and fresh start reporting was adopted on March 8, 2010. The consolidated financial statements included in this Annual Report on Form 10-K do not give effect to any adjustments in the carrying values of assets or liabilities that will be recorded upon implementation of the Plan under fresh start reporting rules. Accordingly, our financial condition and results of operations from and after the Effective Date will not be comparable to the financial condition and results of operations reflected in the Predecessor's and Adamar's historical consolidated financial statements.

  Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the local, regional or national economy.

        Consumer demand for casino and hotel properties, such as ours, are particularly sensitive to downturns in the local, regional or national economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the current housing crisis, the current credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual declines in disposable consumer income and wealth, the effect of the current recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for amenities that we offer.

        The current housing crisis and recession in the United States has resulted in a significant decline in the amount of tourism and spending. If this recession continues or worsens it could cause fewer people to spend money or cause people to spend less money at our properties and could materially adversely affect our business, financial condition and results of operations.

  Intense competition exists in the gaming industry, and we may not be able to compete effectively which could negatively affect our results of operations.

        The gaming industry is highly competitive for both customers and employees, including those at the management level. We face intense competition with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses and could compete with any new forms of gaming that may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas as well as the threat from new, emerging markets.

        In recent years, competition in existing markets has intensified. In addition, our competitors have invested in expanding their existing facilities and developing new facilities. Our subsidiaries, on the other hand, have been largely unable to invest in the upkeep and expansion of their properties due to limitations on capital expenditures resulting from the Chapter 11 Cases. Our ability to invest in our properties going forward may continue to be constrained, and we may not be able to compete effectively with casinos that have been modernized or recently expanded.

        This expansion of existing casino entertainment properties, the increase in the number of gaming opportunities and the aggressive marketing strategies of many of our competitors has also increased competition in many markets in which we compete, and this intense competition can be expected to continue.

        If our competitors operate more successfully than we do, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, or if additional hotels and casinos are established in and around the locations in which we conduct business, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could materially adversely affect our business, financial condition and results of operations.

  The casino, hotel and resort industry is capital intensive and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.

        Our properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. Because of the bankruptcies, the Predecessors and Adamar deferred renovations and capital improvements. We also need to make capital expenditures to comply with applicable laws and regulations.

        Renovations and other capital improvements of our properties require significant capital expenditures. In addition, renovations and capital improvements of our properties usually generate little or no cash flow until the project is completed. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we rely upon the availability of debt or equity capital to fund renovations and capital improvements and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able obtain such financing on favorable terms. Our failure to renovate our gaming properties may put us at a competitive disadvantage.

  Renovations and other capital improvements may disrupt our operations.

        Renovation projects may cause us to temporarily close all or a portion of our facilities to customers and disrupt service and room availability causing reduced demand, occupancy and rates. As a result, any future capital improvements projects may increase our expenses and reduce our cash flows and our revenues.

  We may be subject to litigation resulting from our gaming, resort and dining operations which, if adversely determined, could result in substantial losses.

        We will be, from time to time, during the ordinary course of operating our businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to our properties. Certain litigation claims may not be covered entirely or at all by our insurance policies or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on our businesses and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.

  We are in litigation over the use of our "Tropicana" trademark, which if adversely determined could dilute the "Tropicana" brand.

        Certain parties affiliated with the new owners of the Tropicana LV (the "Plaintiffs") filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, seeking a declaratory judgment that Tropicana LV may operate a hotel and casino under the name "Tropicana" without any interference by or payment to Aztar or TE (together, the "Defendants"). See "Item 3—Legal Proceedings." During the course of proceedings, the Plaintiffs and Defendants have each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. If the Plaintiffs are successful, the Company's right to continued use of the Tropicana name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected. In the event the Plaintiffs prevail, they would also have the right to continued use of the "Tropicana" trademark in perpetuity without payment of any royalty or license fee to the Company, and their continued use of the trademark without restriction could dilute the "Tropicana" brand and be detrimental to the Company's future properties that utilize that brand.

  Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.

        We are party to nine collective bargaining agreements with nine unions, and are currently in the process of negotiating with additional bargaining units organized at Casino Aztar and Tropicana AC. The current collective bargaining agreements will expire if we are unable to renegotiate successfully those agreements. There can be no assurance that we will be able to successfully negotiate the new collective bargaining agreements or renegotiate the agreements currently in effect without incurring significant increases in labor costs. The addition of new or changes to the existing collective bargaining agreements could cause significant increases in labor costs, which could have a material adverse effect on our businesses, financial condition, and results of operations.

        In addition, the unions with which we have collective bargaining agreements or other unions could seek to organize employees at our non-union properties or groups of employees at our properties that are not currently represented by unions. Union organization efforts could cause disruptions in our businesses and result in significant costs, both of which could have a material adverse effect on our businesses, financial condition and results of operations.

        Finally, if we are unable to negotiate these agreements on mutually acceptable terms, the affected employees may engage in a strike instead of continuing to operate without contracts or under expired contracts, which could have a materially adverse effect on our results of operations and financial condition. Any unexpected shutdown of one of the casino properties from a work stoppage or strike action could have an adverse effect on our businesses and results of operations. Moreover, strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting our casinos. There can be no assurance that we can be adequately prepared for unexpected labor developments that may lead to a temporary or permanent shutdown of any of our casino properties.

  State gaming laws and regulations may require holders of our debt or equity securities to undergo a suitability investigation, and may result in redemption of their securities.

        Many jurisdictions require any person who acquires beneficial ownership of debt or equity securities of a casino gaming company to apply for qualification or a finding of suitability. Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by gaming authorities that it is required to do so may be denied a license or found unsuitable or unqualified, as applicable. Any holder of securities that is found unsuitable or unqualified or denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity's securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if such gaming entity, after receiving notice that a person is unsuitable to be a holder of securities or to have any other relationship with such gaming entity or any of its subsidiaries:

  •
  pays that person any dividend or interest upon the securities;

  •
  allows that person to exercise, directly or indirectly, any voting ownership right conferred through securities held by that person;

  •
  pays remuneration in any form to that person for services rendered or otherwise; or

  •
  fails to pursue all lawful efforts to require such unsuitable person to relinquish the securities including, if necessary, the immediate purchase of such securities for the lesser of fair value at the time of repurchase or fair value at the time of acquisition by the unsuitable holder.

        In the event that disqualified holders fail to divest themselves of such securities, gaming authorities have the power to revoke or suspend the casino license or licenses related to the regulated entity that issued the securities. In addition, our certificate of incorporation provides that we may redeem our securities from an Unsuitable Person (as such term is defined in our certificate of incorporation).

  Regulation by gaming authorities could adversely affect our businesses, financial condition and results of operations.

        We are subject to extensive regulation with respect to the ownership and operation of our gaming facilities. State and local gaming authorities require that we and our subsidiaries hold various licenses, qualifications, filings of suitability, registrations, permits and approvals. The gaming regulatory authorities have broad powers with respect to the licensing of casino operations and alcoholic beverage service and may deny, revoke, suspend, condition, or limit our gaming or other licenses, impose substantial fines, temporarily suspend casino operations, and take other actions, any one of which could adversely affect our businesses, financial condition and results of operations.

        We own, operate, or have an interest in gaming facilities located in, Nevada, Indiana, Mississippi, Louisiana and New Jersey. We have applied for or obtained all material governmental licenses, qualifications, registrations, permits, and approvals necessary for the operation of our gaming facilities as operations at such facilities are presently conducted (other than certain filings of suitability and approvals with respect to recently hired employees, newly appointed directors, other key persons and persons who will hold the shares of our Common Stock). However, there can be no assurance that we can obtain any new licenses, or renew any existing, licenses, qualifications, findings of suitability, registrations, permits, or approvals that may be required in the future or that existing ones will not be suspended or revoked. If we relocate or expand any of our current gaming facilities or enter new jurisdictions, we must obtain all additional licenses, qualifications, findings of suitability, registrations, permits and approvals of the applicable gaming authorities in such jurisdictions. If state regulatory authorities were to find an officer, director, owner, or other person affiliated with our operations unsuitable, we would be required to sever our relationship with that person. Gaming authorities, as well as other state regulatory authorities, may conduct similar investigations in the future in connection with new equity and debt holders. We cannot predict the outcome of these investigations or their potential impact on our businesses.

        Additionally, certain manufacturers, distributors and suppliers of gaming devices, junkets, goods or services to our gaming facilities, may be required to obtain a license or permit or undergo a suitability investigation by the gaming authorities. There can be no assurance that such licenses or permits will be obtained by such vendors. The failure of any such vendors to obtain any required licenses or permits on a timely basis could materially adversely affect our business, financial condition and results of operations.

  Our operations are subject to numerous laws and regulations resulting from our presence in several states and diverse operating activities.

        In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations affecting businesses in general. We operate hotels, restaurants, entertainment facilities, parking garages, swimming pools, riverboats and other facilities connected with our core gaming business. Many of these activities are subject to state and local laws and regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, in July 2006, New Jersey gaming properties, including Tropicana AC, were required to temporarily close their casinos for three days as a result of a New Jersey statewide government shutdown that affected certain New Jersey state employees required to be at casinos when they are open for business which resulted in loss of revenues. Any cessation of operations as a result of a government shutdown could materially adversely affect our business, financial condition and results of operations.

  Potential changes in legislation and regulation could negatively impact our gaming operations.

        From time to time, legislators and special interest groups propose legislation that would expand, restrict, or prevent gaming operations in the jurisdictions in which we operate and in neighboring jurisdictions. Further, from time to time, individual jurisdictions have considered or enacted legislation and referenda, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely affect our operations going forward. Any restriction on or prohibition relating to our future gaming operations, or enactment of other adverse legislation or regulatory changes, could materially adversely affect our business, financial condition and results of operations.

  We may be subject to increases in taxation and fees resulting from our gaming operations.

        The casino gaming industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant state and local taxes and fees in addition to the federal and state income taxes that typically apply to corporations, and such taxes and fees could increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax laws or in the administration of such laws, including increases in tax rates, which would affect the gaming industry. Worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and fees. In addition, growing state or local budget shortfalls resulting from the recession could prompt tax or fee increases. Any material increase in assessed taxes, or the adoption of additional taxes or fees in any of our markets could materially adversely affect our business, financial condition and results of operations.

  Our riverboats and dockside facilities are subject to risks relating to mechanical failure and regulatory compliance.

        All of our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as result of casualty, forces of nature, mechanical failure, or extended or extraordinary maintenance, among other causes. In addition, our gaming operations, particularly those conducted on riverboats or at dockside facilities, could be damaged or halted due to extreme weather conditions.

        Each of our riverboats must comply with United States Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The United States Coast Guard requirements establish standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.

        United States Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, alternative hull inspections may be approved. The United States Coast Guard may require that such hull inspections be conducted at a dry-docking facility, and if so required, the cost of travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the United States Coast Guard has allowed in-place inspections of our riverboats. The United States Coast Guard may not allow these types of inspections in the future. The loss of a riverboat casino from service for any period of time could materially adversely affect our business, financial condition and results of operations.

        United States Coast Guard regulations also require certain of our properties to prepare and follow certain security programs. In the first quarter of 2003, Casino Aztar implemented the American Gaming Association's Alternative Security Program at its riverboat casino. In January of 2007, Casino Aztar implemented the Passenger Vessel Association program and remains with this program to date. Belle of Baton Rouge applies a customized alternative security program. The American Gaming Association's Alternative Security Program is specifically designed to address maritime security requirements at riverboat casinos and their respective dockside facilities. Changes to these regulations could adversely affect our business, financial condition and results of operations.

  Noncompliance with environmental, health and safety regulations applicable to our hotels and casinos could adversely affect our results of operations.

        As the owner, operator, and developer of real property, we must address, and may be liable for, hazardous materials or contamination of these sites. Our ongoing operations are subject to stringent regulations relating to the protection of the environment and handling of waste, particularly with respect to the management of wastewater from our facilities. Any failure to comply with existing laws or regulations, the adoption of new laws or regulations with additional or more rigorous compliance standards, or the more vigorous enforcement of environmental laws or regulations could materially adversely affect our business, financial condition and results of operations by increasing our expenses and limiting our future opportunities.

  Allegations of food-related illnesses could negatively affect our results from operations.

        As an operator of hotels and restaurants, we are sometimes the subject of complaints or litigation from consumers alleging food-related illness, injury, or other food quality, health or operational concerns. Food-related illnesses may be caused by a variety of food-borne pathogens, such as e-coli or salmonella, and from a variety of illnesses transmitted by restaurant workers, such as hepatitis. We cannot control all of the potential sources of illness that can be transmitted from food or our water supply. If any person becomes ill, or alleges becoming ill, as a result of eating our food, we may be liable for damages, be subject to governmental regulatory action, be forced to shut down one of our restaurants or properties, and/or receive adverse publicity, regardless of whether the allegations are valid or whether we are liable; all of which could materially adversely affect our business, financial condition and results of operations.

  The concentration and evolution of the slot machine manufacturing industry could impose additional costs on our operations.

        A majority of our gaming revenue is attributable to slot machines operated at our gaming facilities. It is important, for competitive reasons, that we offer the most popular and technologically advanced slot machine games to our customers. A substantial majority of the slot machines sold in the United States in recent years were manufactured by a limited number of companies. A deterioration in the commercial arrangements with any of these slot machine manufacturers or significant industry demand, could result in our being unable to acquire the slot machines desired by our customers or could result in manufacturers significantly increasing the cost of these machines. Going forward, the inability to obtain new and up to date slot machine games could impair our competitive position and result in decreased gaming revenues at our casinos. In addition, increases in the costs associated with acquiring slot machine games could adversely affect our profitability.

        In recent years, the prices of new slot machines have risen more rapidly than the domestic rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring gaming operators to execute participation lease arrangements for them to be able to offer such machines to patrons. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental fee. Such agreements may also include a percentage payment to the manufacturer based on the usage of the machine or the gaming company's receipts from the machine, sometimes referred to as "coin-in" or "net win" percentage payments. Generally, a slot machine participation lease is more expensive over the long term than the cost of purchasing a new slot machine. We have slot machine participation leases at each of our properties.

        For competitive reasons, we may be forced to purchase new, more contemporary slot machines, or enter into participation lease arrangements that are more expensive than the costs currently associated with the continued operation of existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, it could materially adversely affect our business, financial condition and results of operations.

  We may not have or be able to obtain sufficient insurance coverage to replace or cover the full value of losses we may suffer.

        Our casino properties may be subject to extreme weather conditions, including, but not limited to, hurricanes. In the future, such extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting for such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period.

        While we maintain insurance against many risks to the extent and in amounts that we believe are reasonable, these policies will not cover all risks. Furthermore, portions of our businesses are difficult or impracticable to insure. Therefore, after carefully weighing the costs, risks, and benefits of retaining versus insuring various risks, as well as the availability of certain types of insurance coverage, we occasionally may opt to retain certain risks not covered by our insurance policies. Retained risks are associated with deductible limits or self-insured retentions, partial self-insurance programs and insurance policy coverage ceilings.

        We carry certain insurance policies that, in the event of certain substantial losses, may not be sufficient to pay the full current market value or current replacement cost of damaged property. As a result, if a significant event were to occur that is not fully covered by our insurance policies, we may lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from such property, and it could materially adversely affect our business, financial condition and results of operations. Consequently, uninsured losses may negatively affect our financial condition, liquidity and results of operations. There can be no assurance that we will not face uninsured losses pertaining to the risks we have retained.

        We may not be able to obtain sufficient insurance coverage and cannot predict whether we may encounter difficulty in collecting on any insurance claims we may submit, including claims for business interruption.

  Our business, financial condition and results of operations could be materially adversely affected by the occurrence of accidents, natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.

        Natural disasters, such as hurricanes, floods, fires and earthquakes could adversely affect our businesses and operating results. Hurricanes are common to the areas in which our Louisiana and Mississippi properties are located and the severity of such natural disasters is unpredictable. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. We cannot predict the impact that any future natural disasters will have on our ability to maintain our customer base or to sustain our business activities.

        Moreover, our riverboats will face additional risks from the movement of vessels on waterways, such as collisions with other vessels or damage from debris in the water. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could materially adversely affect our business, financial condition and results of operations.

        Catastrophic events such as terrorist and war activities in the United States and elsewhere have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions), and tourism. In addition, any man-made or natural disasters in or around our properties could have a materially adverse effect on our businesses, financial condition and results of operations. We cannot predict the extent to which such events may affect us, directly or indirectly, in the future. We also cannot ensure that we will be able to obtain any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts.

        In the future, the prolonged disruption at any of our properties due to natural disasters, terrorist attacks, or other catastrophic events could materially adversely affect our business, financial condition and results of operations.

        Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility. These events can create economic and political uncertainties that could adversely impact our business levels. Furthermore, although we may have some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism may be unavailable.

  Energy price increases may adversely affect our business, financial condition and results of operations due to the significant amounts of energy used in our operations.

        Our casino properties use significant amounts of electricity, natural gas and other forms of energy. Substantial increases in energy and fuel prices in the United States may negatively affect our businesses, financial condition and results of operations in the future. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which would negatively impact our revenues. Further, increases in fuel prices, and resulting increases in transportation costs, could materially adversely affect our business, financial condition and results of operations.

Risks Related to our Indebtedness

  Circumstances may arise whereby the Company may become overleveraged, which could have significant negative consequences.

        We believe that, as a result of the Plan, we have a level of debt that can be effectively serviced in accordance with our business plan. As of the date of this report, we had total indebtedness under our Exit Facility of approximately $130 million. Circumstances, however, may arise that could cause us to become overleveraged, which could have significant negative consequences, including:

  •
  we may be vulnerable to a downturn in the markets in which we operate or a downturn in the economy in general;

  •
  we may be required to dedicate a substantial portion of our cash flow from operations to fund working capital, capital expenditures, and other general corporate requirements;

  •
  we may be limited in our flexibility to plan for, or react to, changes in our businesses and the industry in which we operate or entry of new competitors into our markets;

  •
  we may be placed at a competitive disadvantage compared to our competitors that have less debt; and

  •
  we may be limited in borrowing additional funds.

  Our indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.

        Our indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness. The terms of the Exit Facility require us to maintain a minimum fixed charge coverage ratio and maximum total debt ratio. In addition, other covenants in the Exit Facility may restrict our flexibility. Such covenants may place restrictions on our ability to incur additional indebtedness; pay dividends and make other restricted payments or investments; sell assets; make capital expenditures; engage in certain mergers and acquisitions; and refinance existing indebtedness. Additionally, there may be factors beyond our control that could affect our ability to meet debt service requirements. Our ability to meet debt service requirements will depend on our future performance and our ability to sustain sales conditions in the markets in which we operate, the economy generally, and other factors that are beyond our control. We can provide no assurance that our businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot make assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.

Risks Related to our Common Stock

  Mr. Carl C. Icahn exerts significant influence over us and his interests may conflict with the interest of our other stockholders.

        Mr. Carl C. Icahn, the chairman of our board of directors, controlled approximately 49.1% of the outstanding shares of our Common Stock as of March 19, 2010. Mr. Icahn is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financings. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire, a majority of our outstanding Common Stock, which may adversely decrease the value of shares held by other stockholders. Furthermore, entities affiliated with Mr. Icahn are lenders under the Exit Facility and hold over 50% of the loans extended under the Exit Facility. In addition, an entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility.

  A public market for our Common Stock and the Warrants may not develop which would affect the liquidity and pricing of our shares.

        There is currently no established public trading market for our Common Stock. The liquidity of any market for our Common Stock and Warrants depend, among other things, upon the number of holders of our Common Stock and Warrants, our financial performance, and the market for similar securities, none of which can be determined or predicted. Our Common Stock and Warrants are not, and there are no current plans for them to be, listed for trading on any national securities exchange. Therefore, we cannot provide assurances that an active trading market will develop, or if a market develops, what the liquidity or pricing characteristics of that market will be.

  Issuance of Common Stock to our Management and Directors will dilute our stockholders.

        On the Effective Date, 7% of our Common Stock, on a fully diluted basis, was reserved for issuance as grants of stock, restricted stock, options, or similar equity awards in connection with a Management and Director Equity Incentive Program, which has not yet been adopted. Any future issuance of Common Stock will dilute the percentage ownership of existing holders of our Common Stock. For example, the issuance of the full 7%, or 1,881,720 shares of Common Stock, would dilute a stockholder with 1% of the pre-issuance outstanding shares by 0.07%, resulting in a post-issuance ownership of 0.93% by that stockholder.

  We have not paid dividends in the past, and do not plan to pay dividends in the future.

        We do not plan to pay any dividends or make any distributions on our Common Stock in the foreseeable future. Therefore you should not expect to receive any dividend income from our shares of Common Stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not applicable.

ITEM 2.    PROPERTIES.

        The following table summarizes our casino properties as of the Effective Date:

Property Name	Location	Acquisition Date	Approximate Casino Square Footage	Hotel Rooms	Slot Machines(a)	Table Games(b)	Employees
Tropicana AC	Atlantic City, NJ	3/8/10	143,000	2,129	3,158	135	3,217
Casino Aztar	Evansville, IN	3/8/10	38,360	347	894	34	939
Tropicana Express	Laughlin, NV	3/8/10	53,000	1,495	969	20	766
River Palms	Laughlin, NV	3/8/10	63,900	1,000	777	13	459
MontBleu	South Lake Tahoe, NV	3/8/10	45,000	437	611	25	636
Vicksburg Horizon	Vicksburg, MS	3/8/10	12,600	117	382	—	159
Lighthouse Point	Greenville, MS	3/8/10	22,000	—	557	—	150
Jubilee	Greenville, MS	3/8/10	28,500	41	485	7	196
Belle of Baton Rouge	Baton Rouge, LA	3/8/10	28,500	300	907	22	755

(a)
Includes slot machines, video poker machines and other electronic gaming devices.

(b)
Includes blackjack ("21"), craps, roulette and other table games; does not include poker.

        Tropicana AC is situated along the Boardwalk in Atlantic City, New Jersey, on approximately 14 acres, which we own.

        Casino Aztar is a riverboat situated on approximately eight and a half acres along the Ohio River in Evansville, Indiana. The Company owns the riverboat along with four acres and the remaining four and a half acres are leased from the City of Evansville. Under the terms of the lease, the Company may extend the lease term through November 30, 2040 by exercising up to seven five-year renewal options. In March 2010, the Company amended the Casino Aztar land lease and exercised its second of seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 12% of the AGR in excess of $100 million. In addition, the Company shall make two prepayments of percentage rent to the City of Evansville for the period between January 2011 and December 2015 (the "Prepayment Period"). The first payment of $5.0 million is due 30 days after the Effective Date with the second payment of $5.0 million due no later than December 31, 2010. The Company is also required to pay $3.5 million to the City of Evansville within 30 days after the Effective Date for city development projects and has also agreed to construct a pedestrian bridge to the Casino Aztar at an estimated cost of approximately $3.0 million to be completed within three years after the Effective Date.

        Tropicana Express is located in Laughlin, Nevada. Tropicana Express is situated on approximately 31 acres, which we own.

        River Palms is also located in Laughlin, Nevada. River Palms is situated on approximately 35 acres, which we own.

        MontBleu is situated on approximately 21 acres in South Lake Tahoe, Nevada. We have a lease agreement with respect to the land and building which MontBleu operates through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent will be equal to the greater of (i) $333,333 per month as increased by the same percentage that the Consumer Price Index has increased from 2009 thereafter, or (ii) 10% of gross revenues.

        Vicksburg Horizon is a dockside riverboat situated on approximately six acres in downtown Vicksburg, Mississippi. We own the riverboat and portions of the land and are party to that certain Amended and Restated Master Agreement of Purchase and Sale whereby the City of Vicksburg permitted the development of Vicksburg Horizon and conveyed fee simple title to certain of the other land, with an automatic reversion to the City after thirty years, and permitted the development of Vicksburg Horizon. In consideration thereof, the agreement provides for ongoing payments to the city for the term of the agreement. The agreement expires in 2033. Amounts required to be paid to the city include (i) a fixed annual payment of $563,000, subject to adjustment to reflect increases in the Consumer Price Index, payable in monthly installments, and (ii) 1.5% of the net operating revenue (defined in the lease agreement to include revenues derived primarily from gaming, food and beverage) produced by Vicksburg Horizon, which is also payable monthly.

        The Company currently owns a 79% voting interest and an 84% economic interest in Greenville Riverboat, LLC, which manages Lighthouse Point. Lighthouse Point is a dockside riverboat situated on approximately four acres in Greenville, Mississippi. We own the riverboat in which Lighthouse Point conducts its operations and lease the land from an unrelated party, on which the docking, entry and parking facilities of the casino are situated. Lighthouse Point is required to pay an amount equal to 2% of its monthly gross gaming revenue in rent, with a minimum monthly payment of $75,000. In addition, in any given year in which annual gross gaming revenues exceed $36.6 million, Lighthouse Point is required to pay 8% of the excess amount as rent pursuant to the terms of the lease. The current lease expires in 2014 and gives Lighthouse Point the option to extend its term through 2044.

        Jubilee is a dockside riverboat situated on approximately 16 acres in Greenville, Mississippi. JMBS Casino owns the riverboat and is a party to three leases for the docking, entry, and parking facilities at the Jubilee. The lease for dockage rights for the riverboat extends through August 2010 and requires monthly rent payments of $33,000. On November 7, 2006, JMBS Casino entered into a new lease agreement with the city of Greenville for the same dockage rights. The terms of the new lease, would have been effective beginning in September 2010 and extending through August 2040; however, JMBS Casino rejected the lease in connection with consummation of the Chapter 11 Cases. As a consequence, JMBS Casino does not have an agreement for the moorage, docking and berthing rights after August 2010, and is currently evaluating its options.

        Belle of Baton Rouge is a dockside riverboat situated on approximately 23 acres on the Mississippi River in Baton Rouge, Louisiana. Belle of Baton Rouge leases the land and buildings which comprise its hotel properties under three separate leases with an unrelated party. It has two leases, both of which extend through 2013, which it has the option to extend for up to an additional 70 years. The third lease extends through 2012, which it also has the option to extend for up to an additional 70 years. The three leases require fixed annual rent payments of $0.3 million in the aggregate, subject to adjustment every five years to reflect increases in the Consumer Price Index. In addition, Belle of Baton Rouge leases a parking garage with an annual rent of $0.6 million, from an unrelated party, through August 2010 which it has the option to extend an additional four years.

        We also lease office space for our corporate headquarters in Las Vegas, Nevada. In addition to the property described above, we own or lease certain facilities that are not material to our operations.

ITEM 3.    LEGAL PROCEEDINGS.

        Certain parties affiliated with the new owners of Tropicana LV (the "Plaintiffs") filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, seeking a declaratory judgment that Tropicana LV may operate a hotel and casino under the name "Tropicana" without any interference by or payment to Aztar or TE (together, the "Defendants"). The Plaintiffs seek no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an Answer and counterclaim asserting Plaintiffs' use of "Tropicana" infringes upon

Defendants' rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada state court, which was granted on January 21, 2010. The parties are currently engaged in discovery. During the course of proceedings, the Plaintiffs and Defendants have each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. If the Plaintiffs are successful, the Company's right to continued use of the Tropicana name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected. In the event the Plaintiffs prevail, they would also have the right to continued use of the "Tropicana" trademark in perpetuity without payment of any royalty or license fee to the Company, and their continued use of the trademark without restriction could dilute the "Tropicana" brand and be detrimental to the Company's future properties that utilize that brand. We are continuing to contest the suit.

        In addition to the above mentioned litigation, the Company was formed for the purpose of acquiring certain assets and assuming certain liabilities of the Predecessors pursuant to the Plan and to acquire Tropicana AC pursuant to the Sale. For a description of the Plan, the Sale and the related Chapter 11 Cases and Adamar Bankruptcy Cases, see "Item 1—Business—Bankruptcy Proceedings."

ITEM 4.    RESERVED.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        All of the outstanding common stock of Tropicana Entertainment Inc. is privately held and there is no established public trading market for our common stock.

Holders

        As of March 19, 2010, there were 115 holders of record of our common stock.

Dividends

        We have not paid, and do not anticipate paying in the foreseeable future, any dividends or making any distributions on our Common Stock.

Securities authorized for issuance under equity compensation plans

        While we currently do not have any equity compensation plans, in connection with the Restructuring and pursuant to the Plan, on the Effective Date, 7% of our Common Stock, on a fully diluted basis, was reserved for issuance as grants of stock, restricted stock, options, or stock appreciation rights or similar equity awards in connection with a compensation plan.

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data—Tropicana Entertainment Inc.

        The Company was formed for the purpose of acquiring certain assets and assuming certain liabilities of the Predecessors pursuant to the Plan and to acquire Tropicana AC pursuant to the Sale. The reorganization of the Predecessors and the acquisition of Tropicana AC was completed on March 8, 2010, at which time we acquired certain of the Predecessor's and Adamar's gaming properties and related assets and entered into the Exit Facility. The Company had conducted no business other than in connection with the Chapter 11 Cases and the Adamar Bankruptcy Cases and had no material assets or liabilities prior to March 8, 2010. See "Item 1. Business—Introduction."

        Upon the Effective Date and following the completion of the Restructuring Transactions, we adopted fresh start reporting in accordance with accounting guidance on reorganizations. As a result, the value of the Predecessors' assets, including intangible assets, and liabilities have been adjusted to their fair values with any excess of our enterprise value over our tangible and identifiable intangible assets and liabilities reported as excess reorganization value on our consolidated balance sheet. See "Item 1A—Risk Factors—Our future financial results will be affected by the adoption of fresh start reporting and may not reflect historical trends."

        As the Company had no operations prior to March 8, 2010, the following selected financial data for the periods indicated relates to each of the Predecessors and Adamar on an individual basis and includes:

  •
  TEH;

  •
  Tropicana AC;

  •
  CP Vicksburg; and

  •
  JMBS Casino.

        The historical financial results of the Predecessors and Adamar are not indicative of our current financial condition or our future results of operations. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

Selected Financial Data—TEH

        On January 3, 2007, Wimar acquired all of the outstanding capital stock of Aztar. Concurrent with the acquisition of Aztar, Wimar, TEH's ultimate parent company and predecessor, contributed five of its gaming properties to TEH which included River Palms located in Laughlin, Nevada; Tahoe Horizon and MontBleu located in South Lake Tahoe, Nevada; Lighthouse Point located in Greenville, Mississippi; and Belle of Baton Rouge located in Baton Rouge, Louisiana. In light of TEH's limited operating history and the fact that five of the gaming properties comprising its casino portfolio as of December 31, 2009 were previously operated by Wimar, the following historical selected financial data presents TEH for the years ended December 31, 2009, 2008 and 2007 and Wimar for the years ended December 31, 2006 and 2005, so as to provide a more complete understanding of TEH's business than would be afforded by a presentation of TEH alone.

        The selected financial data presented below as of and for the years ended December 31, 2009, 2008 and 2007 have been derived from the audited consolidated financial statements of TEH included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below as of and for the years ended December 31, 2006 and 2005 have been derived from Wimar's audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results set forth below do not indicate results expected for any future periods. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—TEH" and the TEH consolidated financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009(a)	2008(a)	2007(a)	2006(b)	2005(b)
	(in thousands)
Income Statement Data:
Net revenues	$366,214	$405,464	$874,906	$244,725	$139,028
Operating income (loss)	(153,496)	(635,189)	(959,940)	50,342	30,397
Income (loss) from continuing operations, including noncontrolling interest	(189,307)	(842,827)	(1,097,125)	23,697	24,886
Balance Sheet Data (as of period end):
Total assets	$818,212	$1,705,551	$2,674,600	$1,734,091	$368,268
Total debt (excluding related party)	2,354,929	2,787,459	2,711,344	1,155,975	199,500
Total members' (deficit) equity	(1,823,939)	(1,593,677)	(544,167)	156,784	133,055

(a)
Reflects the results of TEH including the results of Aztar from January 3, 2007 (date of acquisition). The results of operations for Tropicana AC are included above for the period January 3, 2007 (date of acquisition) through December 12, 2007 (the date the ICA Trust was activated). As a result of the actions taken on December 12, 2007, by the NJ Commission, TEH determined that Tropicana AC should not be consolidated subsequent to December 12, 2007, and has thereafter accounted for its interest in Tropicana AC, held by the ICA Trust, under the cost method. Because the Trustee had control of the operations of Tropicana AC during 2009 and 2008, there are no results of operations, other than the impairment charge associated with the beneficial interest for Tropicana AC included above for the years ended December 31, 2009 and 2008. The discussion of Tropicana AC in TEH's results of operations refers to the financial presentation of Tropicana AC from TEH's perspective. See "Selected Financial Data—Tropicana AC" for a detailed discussion of the operating results for Tropicana AC.

(b)
Reflects the results of Wimar.

        The following events and transactions affect the year-to-year comparability of the selected financial data presented above for TEH:

Acquisitions

        On January 3, 2007, Wimar acquired all of the outstanding capital stock of Aztar which added to the Wimar portfolio properties, the casino properties of Casino Aztar located in Evansville, Indiana, Tropicana Express located in Laughlin, Nevada, Tropicana LV located in Las Vegas, Nevada and Tropicana AC located in Atlantic City, New Jersey.

        In October 2005, Wimar acquired Belle of Baton Rouge located in Baton Rouge, Louisiana.

        In June 2005, Wimar acquired MontBleu located in South Lake Tahoe, Nevada.

Discontinued Operations

        The Tropicana LV Plan was confirmed on May 5, 2009, and consummated on July 1, 2009. As a result, Tropicana LV was no longer owned or operated by TEH subsequent to June 30, 2009. In addition, Tahoe Horizon was no longer owned or operated by TEH subsequent to October 16, 2009 as TEH assigned all rights and certain obligations related to the property in two phases, effective June 15, 2009 and October 16, 2009. Accordingly, the results of operations for Tropicana LV and Tahoe Horizon are presented as discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 and are not included in the selected financial data presented above for all periods.

Tropicana AC

        Prior to the Aztar Acquisition, the NJ Commission granted TEH interim authorization to own and operate Tropicana AC through its indirect subsidiary, Adamar, subject to the equity securities of Adamar being placed in the ICA Trust pending a determination by the NJ Commission that TEH was qualified to be a holding company of Adamar. On December 12, 2007, the NJ Commission denied the application of TEH to be found qualified to be a holding company of Adamar thus activating the ICA Trust and vesting the Trustee with all powers, authority and duties necessary to the unencumbered exercise of all rights incident to the ownership of the equity securities of Adamar. The NJ Commission also denied the application of Adamar for renewal of its casino license. As a result of these actions, the NJ Commission imposed a conservatorship upon Adamar and appointed the Trustee as conservator to take over and into his possession and control all the property and business of Adamar relating to Tropicana AC. The NJ Commission also authorized the Trustee to sell, assign, convey or otherwise dispose of Tropicana AC to a third party.

        Under New Jersey law, TEH was entitled to the lower of the value of the property as of the date the ICA Trust became operative or its original cost to acquire Tropicana AC upon the eventual sale of the property. Pursuant to the Amended and Restated Purchase Agreement, as discussed in "Bankruptcy Proceedings—Bankruptcy Filing", TEH did not receive any cash proceeds from the sale of Tropicana AC, and Tropicana AC became a subsidiary of the Company.

        The results of operations and cash flows for Tropicana AC were included in TEH's consolidated statement of operations for the period January 3, 2007 (date of acquisition) through December 12, 2007 (the date the ICA Trust was activated). As a result of the actions taken on December 12, 2007, by the NJ Commission, TEH determined that Tropicana AC should not be consolidated subsequent to December 12, 2007. TEH thereafter accounted for its interest in Tropicana AC, held by the ICA Trust, under the cost method. As a result, the net cost basis in Tropicana AC was presented as a beneficial interest in Trust in TEH's consolidated balance sheets as of December 31, 2009, 2008 and 2007. TEH's cost basis was then adjusted to fair value which resulted in impairment charges of approximately $154.3 million, $530.8 million and $635.9 million during the years ended December 31, 2009, 2008 and 2007, respectively.

        Because the Trustee had control of the operations of Tropicana AC since December 12, 2007, there were no results of operations, other than the impairment charges associated with the beneficial interest for Tropicana AC included in TEH's consolidated statements of operations or statements of cash flows for the years ended December 31, 2009 and 2008. As a result, the selected financial data for Tropicana AC is presented separately, see "Selected Financial Data—Tropicana AC."

Other

        During the years ended December 31, 2009 and 2008, TEH recorded approximately $27.0 million and $92.4 million, respectively, in reorganization items as a result of the Chapter 11 Cases.

        During the years ended December 31, 2008 and 2007, TEH recorded approximately $97.9 million and $311.0 million, respectively, of impairment losses related to its intangible assets other than goodwill.

        During the year ended December 31, 2008, TEH recorded approximately $27.8 million of impairment loss related to its property and equipment.

        During the year ended December 31, 2007, TEH recorded approximately $142.4 million in impairment loss related to goodwill recognized in the Aztar Acquisition.

Selected Financial Data—Tropicana AC

        The results of operations for Tropicana AC are included in TEH's consolidated statement of operations for the period January 3, 2007 (date of acquisition) through December 12, 2007 (the date the ICA Trust was activated); see "Selected Financial Data—TEH." Pursuant to the Amended and Restated Purchase Agreement (see "Bankruptcy Proceedings—Bankruptcy Filing"), Tropicana AC became a subsidiary of the Company on the Effective Date. The information below sets forth historical financial data of Tropicana AC which, upon TEH's loss of control on December 12, 2007, was deconsolidated. The financial data presented below reflects the historical assets and liabilities of Tropicana AC and does not reflect any purchase price allocations related to the Aztar Acquisition. As such, the data presented below does not reflect the increased depreciation, amortization or subsequent impairment charge recorded by TEH in 2007.

        The selected financial data presented below as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from Tropicana AC's audited financial statements which, except for 2006 and 2005, are contained elsewhere in this Annual Report on Form 10-K. The historical results set forth below do not necessarily indicate results expected for any future period. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of

Operations—Tropicana AC" and the Tropicana AC financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Income Statement Data:
Net revenues	$321,629	$370,368	$433,010	$487,217	$490,159
Operating income (loss)	(22,102)	2,346	86,392	93,076	70,196
Net income (loss)	(44,485)	(56,001)	(26,375)	17,007	(9,296)
Balance Sheet Data (as of period end):
Total assets	$845,764	$861,640	$880,263	$969,356	$989,076
Total debt (excluding related party)	206	240	271	301	344
Shareholder's equity	151,746	196,231	252,232	278,222	260,761

        The following events and transactions affect the year-to-year comparability of the selected financial data presented above for Tropicana AC:

        During the year ended December 31, 2009, Tropicana AC incurred approximately $2.0 million in reorganization items as a result of the Adamar Bankruptcy Case.

        During the years ended December 31, 2009, 2008 and 2007, Tropicana AC incurred approximately $3.8 million, $6.2 million and $1.6 million, respectively, for expenses related to its gaming license denial.

        During the years ended December 31, 2007 and 2006, Tropicana AC recorded approximately $24.4 million and $9.4 million, respectively, in construction accident insurance recoveries, net of expenses, related to a construction accident that occurred on October 30, 2003, when a newly constructed parking garage collapsed. During the year ended December 31, 2005, Tropicana AC incurred approximately $3.4 million in expenses, net of insurance proceeds related to the construction accident.

Selected Financial Data—CP Vicksburg

        The information below sets forth historical financial data of CP Vicksburg, one of the Affiliate Guarantors. The selected financial data presented below as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from CP Vicksburg's audited financial statements which, except for 2006 and 2005, are contained elsewhere in this Annual Report on Form 10-K. The historical results set forth below do not necessarily indicate results expected for any future period. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Item 7—Management's Discussion and Analysis of Financial Condition and Results of

Operations—CP Vicksburg" and the CP Vicksburg financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Income Statement Data:
Net revenues	$12,448	$24,576	$29,680	$33,599	$32,771
Operating income (loss)	(7,274)	(13,199)	(4,334)	2,642	4,278
Net income (loss)	(15,097)	(2,293,026)	(4,099)	1,524	3,110
Balance Sheet Data (as of period end):
Total assets	$16,731	$23,004	$34,066	$36,540	$40,266
Total debt (excluding related party)	—	—	—	—	17,143
Members' (deficit) equity	(2,283,246)	(2,268,149)	24,877	28,976	15,302

        The following events and transactions affect the year-to-year comparability of the selected financial data presented above for CP Vicksburg:

        During the years ended December 31, 2009 and 2008, CP Vicksburg recorded approximately $8.0 million and $2.3 billion, respectively, in non-cash loss related to the guarantee of TEH's debt which was in default as a result of the denial by the NJ Commission of TEH's qualification as a holding company for Tropicana AC.

        CP Vicksburg recorded an impairment charge of approximately $2.6 million and $10.0 million during the years ended December 31, 2009 and 2008 related to its property and equipment.

        During the years ended December 31, 2008 and 2007, CP Vicksburg recorded reserves related to receivables from affiliates due to the Chapter 11 Cases of approximately $2.7 million and $7.2 million, respectively.

Selected Financial Data—JMBS Casino

        The information below sets forth historical financial data of JMBS Casino, one of the Affiliate Guarantors. The selected financial data presented below as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from JMBS Casino's audited financial statements which, except for 2006 and 2005, are contained elsewhere in this Annual Report on Form 10-K. The historical results set forth below do not necessarily indicate results expected for any future period. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—JMBS Casino" and the JMBS Casino financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Income Statement Data:
Net revenues	$15,694	$18,981	$26,500	$27,617	$27,810
Operating income (loss)	1,281	(8,981)	3,183	8,527	9,417
Net income (loss)	(6,322)	(2,289,899)	3,505	8,181	8,885
Balance Sheet Data (as of period end):
Total assets	$34,969	$33,552	$41,232	$37,912	$41,882
Total debt (excluding related party)	—	—	—	—	7,066
Members' (deficit) equity	(2,258,208)	(2,251,886)	38,013	35,557	32,795

        The following events and transactions affect the year-to-year comparability of the selected financial data presented above for JMBS Casino:

        During the years ended December 31, 2009 and 2008, JMBS Casino recorded approximately $8.0 million and $2.3 billion in non-cash loss related to the guarantee of TEH's debt which was in default as a result of the denial by the NJ Commission of TEH's qualification as a holding company for Tropicana AC.

        JMBS Casino recorded an impairment charge of $8.3 million during the year ended December 31, 2008 related to its goodwill.

        During the years ended December 31, 2008 and 2007, JMBS Casino recorded reserves related to receivables from affiliates due to the Chapter 11 Cases of approximately $1.5 million and $5.2 million, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations—Tropicana Entertainment Inc.

        For the period since our formation on May 11, 2009 until March 8, 2010 (the "Effective Date"), we had no operations. The management's discussion and analysis of financial condition and results of operations that follows is for each of the Predecessors and Adamar on an individual basis. In addition, we have provided a discussion of the Company's current liquidity position and certain required pro forma financial statements of the Company.

        Upon the Effective Date, the Company:

  •
  consummated the Restructuring Transactions;

  •
  issued 12,098,053 shares of Common Stock to the OpCo Lenders, and will be required to issue the Ordinary Warrants to purchase 3,750,000 shares of Common Stock and beneficial interests in the Litigation Trust to holders of the TE Notes and holders of general unsecured claims once those claims are settled;

  •
  issued 12,901,947 shares of Common Stock to the OpCo Lenders in connection with the Sale; and

  •
  entered into the Exit Facility and issued to the Participating Lenders the Penny Warrants to purchase 1,312,500 shares of Common Stock.

        In addition, upon the Effective Date and following the completion of the Restructuring Transactions, we adopted fresh start reporting in accordance with accounting guidance on reorganizations. As a result, the value of the Predecessors' assets, including intangible assets, and liabilities have been adjusted to their estimated fair values with any excess of our enterprise value over our tangible and identifiable intangible assets and liabilities reported as excess reorganization value on our consolidated balance sheet. In accordance with accounting guidance for business combinations, the preliminary allocation is subject to additional adjustments within one year from the Effective Date as improved information on asset and liability valuations becomes available.

        Moreover, the historical financial results of the Predecessors and Adamar are not indicative of our current financial condition or our future results of operations following the Effective Date. Our future results of operations will be subject to these events and other significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

Liquidity and Capital Resources—Tropicana Entertainment Inc.

        Our cash flows are and will continue to be affected by a variety of factors, many of which are outside of our control, including regulatory issues, competition, financial markets and other general business conditions. On the Effective Date, we replaced the TEH DIP Credit Facility with the Exit Facility as discussed below. We believe that we will have sufficient liquidity through anticipated borrowing availability, available cash, trade credit and cash flow from the properties we acquired from the Predecessors and Tropicana AC to fund our cash requirements and capital expenditures for at least twelve months after the Effective Date. We will endeavor to fund capital expenditures for maintenance of our properties through future improvements in operating results and increased borrowing availability for at least twelve months following the Effective Date. However, we cannot provide assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations as our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

  Exit Facility

        On May 4, 2009, pursuant to the Plan, we entered into a commitment letter (the "Commitment Letter") with Icahn Capital LP ("Icahn Capital"), an affiliate of Carl C. Icahn, pursuant to which Icahn Capital committed to provide to us on a fully underwritten basis the Exit Facility, which consists of (i) a $130 million Term Loan Facility issued at a discount of 7% and (ii) a $20 million Revolving Facility.

        In consideration, TEH paid the OpCo Lenders a non-refundable commitment fee of $7.5 million which amount was held in escrow until the funding of the Exit Facility. We were also obligated, pursuant to the terms of the Exit Facility, to pay an amount equal to 7% of the Revolving Facility and issue 1,312,500 Penny Warrants to the Participating Lenders on the Effective Date. Subsequent to the Effective Date, Mr. Icahn exercised certain Penny Warrants and controls approximately 49.1% of our outstanding Common Stock and is Chairman of our Board of Directors. See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Pursuant to the Commitment Letter, the Company is also responsible for various professional fees including legal costs and gaming license costs on behalf of Carl C. Icahn. During the year ended December 31, 2009 TEH expensed approximately $3.8 million related to these professional fees.

        The Exit Facility was entered into on December 29, 2009 and funded on the Effective Date. The proceeds of the Exit Facility were used to repay certain indebtedness, including the DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. The Exit Facility is guaranteed by substantially all our existing and future subsidiaries. The Company must repay $1.3 million of amounts outstanding under the Term Loan Facility on each of March 8, 2011 and 2012, and the balance outstanding under the Term Loan Facility as well as outstanding amounts under the Revolving Facility on March 8, 2013. All amounts outstanding under the Exit Facility will bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company is required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. Furthermore, entities affiliated with Mr. Icahn are lenders under the Exit Facility and hold over 50% of the loans extended under the Exit Facility. In addition, an entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility.

        The Exit Facility contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include

(i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 2.00 to 1.00 and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants will be tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against the Company or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses and (vi) the bankruptcy or insolvency of the Company or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies.

Unaudited Pro Forma Condensed Combined Financial Information—Tropicana Entertainment Inc.

        The following unaudited pro forma condensed combined financial statements are presented to give effect to the Company's acquisition of certain assets and assumptions of certain liabilities of the Predecessors pursuant to the Plan and the acquisition of Tropicana AC pursuant to the Sale. The unaudited pro forma condensed combined balance sheet as of December 31, 2009 is presented as if the transactions had occurred on December 31, 2009. The unaudited pro forma statement of operations for the fiscal year ended December 31, 2009 has been prepared as if the transactions had occurred on January 1, 2009. Preparation of the unaudited pro forma condensed combined financial statements is based on estimates and assumptions deemed appropriate by the Company's management which are set forth in the notes following the unaudited pro forma condensed combined financial statements.

        The pro forma information is unaudited and is not necessarily indicative of the results that actually would have occurred if the above transactions had been consummated as of the dates indicated above, nor does it purport to represent the financial position and results of operations for future periods. The pro forma adjustments are based upon currently available information and upon certain assumptions that the Company believes are reasonable. The unaudited pro forma condensed combined financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Selected Historical Financial Information" and the Predecessor's and Tropicana AC's financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Tropicana Entertainment Inc.
UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
As of December 31, 2009
(in thousands)

	Historical Predecessors			Historical	Pro Forma Adjustments
	Tropicana Entertainment Holdings, LLC	CP Vicksburg, LLC	JMBS, LLC	Tropicana Atlantic City	Restructuring Transactions		Acquisition of Tropicana AC		Pro Forma Tropicana Entertainment Inc.
ASSETS
Current assets:
Cash and cash equivalents	$50,904	$2,372	$3,844	$69,778	$18,887	(4a)	$(10,686	)(5a)	$135,099
Restricted cash	2,772	—	—	—	16,072	(4a)	10,686	(5a)	29,530
Receivables, net	14,514	31	22	15,887	2,001	(4b)	—		32,455
Due from affiliates	4,790	139	579	—	(5,508	)(4e)	—		—
Inventories	1,749	45	33	2,182	—		—		4,009
Prepaid expenses and other assets	9,017	199	198	12,922	—		(5,498	)(5d)	16,838

Total current assets	83,746	2,786	4,676	100,769	31,452		(5,498)		217,931
Property and equipment, net	423,650	10,558	16,229	694,894	(208,320	)(4c)	(506,226	)(5b)	430,785
Beneficial interest in Trust	200,000	—	—	—	—		(200,000	)(5c)	—
Goodwill	16,802	590	8,432	—	(25,824	)(4d)	—		—
Intangible assets, net	73,888	320	20	—	67,872	(4c)	6,600	(5b)	148,700
Receivable from affiliate	—	9,798	10,976	—	(20,774	)(4e)	—		—
Reserve related to receivable from affiliate	—	(7,478)	(5,451)	—	12,929	(4e)	—		—
Other assets, net	20,126	157	87	50,101	1,400	(4a)	—		71,871

Total assets	$818,212	$16,731	$34,969	$845,764	$(141,265)		$(705,124)		$869,287

	Historical Predecessors			Historical	Pro Forma Adjustments
	Tropicana Entertainment Holdings, LLC	CP Vicksburg, LLC	JMBS, LLC	Tropicana Atlantic City	Restructuring Transactions		Acquisition of Tropicana AC		Pro Forma Tropicana Entertainment Inc.
LIABILITIES AND MEMBER'S/SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities not subject to compromise:
Current portion of debt	$65,669	$—	$—	$36	$(63,919	)(4a)	$—		$1,786
Accounts payable	24,639	577	450	30,531	2,758	(4b)	8,426	(5e)	67,381
Due to affiliates	2,897	2,601	767	—	(6,265	)(4e)	—		—
Accrued expenses and other current liabilities	30,175	2,145	1,277	8,191	15,214	(4f)	10,686	(5a)	67,688
Notes payable to affiliate guarantors	7,000	—	—	—	(7,000	)(4e)	—		—
Other current liabilities	—	—	—	2,308	—		—		2,308

Total current liabilities not subject to compromise	130,380	5,323	2,494	41,066	(59,212)		19,112		139,163
Long-term debt, excluding current portion	—	—	—	170	93,630	(4a)	—		93,800
Other long-term liabilities	31,891	—	—	—	—		—		31,891
Deferred tax liabilities	29,980	—	—	26,961	(29,980	)(4g)	(26,961	)(5d)	—

Total liabilities not subject to compromise	192,251	5,323	2,494	68,197	4,438		(7,849)		264,854
Liabilities subject to compromise	2,449,900	3,455	1,434	8,426	(2,254,789	)(4h)	(208,426	)(5f)	—
Liabilities subject to compromise—affiliates	—	—	—	617,395	—		(617,395	)(5g)	—
Liabilities subject to compromise—guarantee of affiliate debt	—	2,289,249	2,289,249	—	(4,578,498	)(4i)	—		—
Long-term portion of lease liability	—	1,950	—	—	—		—		1,950

Total liabilities	2,642,151	2,299,977	2,293,177	694,018	(6,828,849)		(833,670)		266,804
Member's/Shareholder's Equity (Deficit):
Member's equity (successor)	—	—	—	—	320,878	(4j)	200,000	(5h)	520,878
Retained earnings (successor)	—	—	—	—	—		80,292	(5i)	80,292
Member's/Shareholder's equity (deficit)	(1,842,035)	(2,283,246)	(2,258,208)	151,746	6,383,489	(4k)	(151,746	)(5j)	—
Noncontrolling interest	18,096	—	—	—	(16,783	)(4l)	—		1,313

Total member's/shareholder's equity (deficit)	(1,823,939)	(2,283,246)	(2,258,208)	151,746	6,687,584		128,546		602,483

Total liabilities and member's/shareholder's equity (deficit)	$818,212	$16,731	$34,969	$845,764	$(141,265)		$(705,124)		$869,287

Tropicana Entertainment Inc.
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
For the year ended December 31, 2009
(in thousands)

	Historical Predecessors			Historical	Pro Forma Adjustments
	Tropicana Entertainment Holdings, LLC	CP Vicksburg, LLC	JMBS, LLC	Tropicana Atlantic City	Restructuring Transactions		Acquisition of Tropicana AC		Pro Forma Tropicana Entertainment Inc.
Revenues:
Casino	$308,794	$11,188	$15,822	$257,739	$—		$47,719	(5k)	$641,262
Room	39,574	895	326	31,777	—		34,268	(5k)	106,840
Food and beverage	56,030	924	388	15,752	—		29,937	(5k)	103,031
Other	12,845	263	192	16,361	—		1,928	(5k)	31,589

Gross revenues	417,243	13,270	16,728	321,629	—		113,852		882,722
Less promotional allowances	(51,029)	(822)	(1,034)	—	—		(113,852	)(5k)	(166,737)

Net revenues	366,214	12,448	15,694	321,629	—		—		715,985

Operating costs and expenses:
Casino	145,488	7,752	6,637	123,798	—		—		283,675
Room	20,282	926	210	14,549	—		—		35,967
Food and beverage	30,042	621	21	14,314	—		—		44,998
Other	5,638	3	—	3,835	—		—		9,476
Marketing, advertising and promotions	24,196	714	720	53,584	—		—		79,214
General and administrative	78,826	3,388	3,451	63,378	—		(4,845	)(5l)	144,198
Maintenance and utilities	20,674	1,317	1,002	23,476	—		—		46,469
Depreciation and amortization	40,234	2,402	2,372	46,797	(7,323	)(4c)	(16,275	)(5b)	68,207
Impairment charges and other write-downs	154,330	2,599	—	—	—		—		156,929

Total operating costs and expenses	519,710	19,722	14,413	343,731	(7,323)		(21,120)		869,133

Operating (loss) income	(153,496)	(7,274)	1,281	(22,102)	7,323		21,120		(153,148)
Other income (expense):
Interest income	—	241	438	550	(665	)(4e)	—		564
Interest expense	(13,960)	—	—	(17,983)	(20,447	)(4m)	17,799	(5m)	(34,591)
License denial expense	—	—	—	(3,833)	—		—		(3,833)
Loss related to guarantee of affiliate debt	—	(8,010)	(8,010)	—	16,020	(4i)	—		—

Total other (expense) income	(13,960)	(7,769)	(7,572)	(21,266)	(5,092)		17,799		(37,860)

Loss from continuing operations before reorganization items and income taxes	(167,456)	(15,043)	(6,291)	(43,368)	2,231		38,919		(191,008)
Reorganization items, net	(26,997)	(54)	(31)	(1,950)	27,082	(4n)	1,950	(5n)	—

Loss from continuing operations before income taxes	(194,453)	(15,097)	(6,322)	(45,318)	29,313		40,869		(191,008)
Income tax benefit	5,146	—	—	833	(5,146	)(4o)	(833	)(5o)	—

Loss from continuing operations, including noncontrolling interest	$(189,307)	$(15,097)	$(6,322)	$(44,485)	$24,167		$40,036		$(191,008)

Notes To Unaudited Pro Forma Condensed Combined Financial Statements—
Tropicana Entertainment Inc.

1. Basis of Presentation

        As of March 8, 2010, the Effective Date, the Company was required to adopt the "fresh start" provisions in accordance with accounting guidance for reorganizations, as it relates to the Predecessors. Under fresh start reporting, a new reporting entity is deemed created. Fresh start reporting requires resetting the historical net book value of generally all assets and liabilities to fair value by allocating the entity's enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations. A fair value assessment of the Predecessors' assets and liabilities is currently in process and will result in amounts different from those reported on the accompanying unaudited pro forma condensed combined balance sheet. The Restructuring Transactions will be accounted for using the acquisition method of accounting. The determination of the enterprise value that will be used as of the Effective Date and the acquisition accounting allocations should be finalized prior to the Company's filing of its quarterly report for the three months ended March 31, 2010 and will depend on a number of factors, including the final valuation of the tangible and identifiable intangible assets acquired and liabilities assumed. An independent third-party appraiser is assisting management in performing a valuation of these assets and liabilities as of the Effective Date, and upon completion of the valuation, a final allocation will be determined. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially. In accordance with accounting guidance for business combinations, the preliminary allocation is subject to additional adjustments within one year from the Effective Date as improved information on asset and liability valuations becomes available.

2. Implementation of the Plan

        The Plan was consummated on the Effective Date at which time certain of the Restructuring Transactions occurred and the Company acquired from the Predecessors certain subsidiaries of TEH (not including Tropicana LV, Tahoe Horizon, and related assets), the Affiliate Guarantors, and the assets of certain Predecessors, in exchange for (a) the issuance of Common Stock and commitment to issue Ordinary Warrants and interests in the Litigation Trust and (b) the assumption of certain liabilities of TEH, its subsidiaries subject to the Restructuring Transactions and the Affiliate Guarantors incurred after the Petition Date to the extent not paid on or prior to the Effective Date other than income tax liabilities. In addition, pursuant to the Plan, the Company drew funds under the Exit Facility on the Effective Date (see "Liquidity and Capital Resources—Tropicana Entertainment Inc.—Exit Facility").

        As set forth in the disclosure statement, relating to the Plan, as confirmed by the Bankruptcy Court on May 5, 2009, the enterprise value of the Predecessors was estimated to be in the range of $350 million to $425 million. The Predecessors' enterprise value was estimated using various valuation methods, including (i) a comparison of the Predecessors and their projected performance to the market values of comparable companies; and (ii) a calculation of the present value of the future cash flows of the Predecessors based on financial projections.

        The enterprise value using the discounted cash flow method of the income approach was determined using financial projections for the period 2009 through 2013. Annual growth rates for years 2010, 2011, 2012 and 2013 were projected at 2.8%, (2.7)%, (2.1)% and 0.5%, respectively, which resulted in a four year compounded annual growth rate of (0.4)%. These financial projections were provided in the Plan and included anticipated changes associated with the Company's reorganization plans, general market conditions, including market segment variations, as well as other factors. The marginal tax rate was assumed to be 40% and includes federal, state and local taxes. The discount rate applied was in the range of 15% to 17% which was calculated using a weighted average cost of capital analysis based on comparable statistics of the Company's peer group. The present value of all cash flows after 2013 was calculated using terminal values which were calculated by applying exit multiples ranging from 4.5x to 5.5x to the 2013 financial projections which was then discounted in the range of 15% to 17%. The basis for the exit multiples ranging from 4.5x to 5.5x was comparable company EBITDA multiples of the Company's peer group.

        Equal weight was applied to both the income and cost approach and the Company concluded that $415.8 million should be used as the Predecessor's enterprise value for purposes of preparing the accompanying unaudited pro forma condensed combined financial statements. The enterprise value of $415.8 million does not necessarily reflect the price that would be paid for these assets in a transaction involving a willing seller and buyer, with each party possessing full information regarding the Company and with neither party being under any compulsion to buy or sell. In addition, the relevant factors used in determining the range of the enterprise value and updated cash flow projections will be reevaluated upon the adoption of fresh start reporting to determine the enterprise value within the range confirmed by the Bankruptcy Court that most closely approximates fair value.

        In estimating preliminary fair values of the assets and liabilities as of December 31, 2009 for pro forma purposes, the Company utilized various valuation methods to value the assets and liabilities listed below:

  •
  Personal property

  •
  Assets with active secondary markets, such as riverboats, barges and slot machines, were valued using market prices of similar assets.

  •
  Other assets, such as furniture, fixtures and other equipment, were valued using a depreciated replacement cost method.

  •
  Real property

  •
  Land was valued using market comparable data.

  •
  Other real property, such as buildings, building improvements and land improvements, were valued using a depreciated replacement cost method.

  •
  Intangible assets were valued using income and cost based methods as appropriate.

  •
  For current liabilities, including accounts payable and accrued expenses, the Company used the carrying values of these liabilities as an approximation for fair value upon emergence due to the short term nature of these liabilities.

  •
  The Exit Facility is stated at its fair value upon emergence.

        Based upon the enterprise value of $415.8 million, the Company's allocation of the fair value of assets and liabilities is as follows (in thousands):

Current assets	$122,660
Property and equipment	242,117
Intangible assets	142,100
Other noncurrent assets	21,770
Current liabilities	(77,685)
Other noncurrent liabilities	(33,841)
Noncontrolling interest	(1,313)

$415,808

 3. Tropicana AC Acquisition

        In estimating preliminary fair values of the assets and liabilities as of December 31, 2009 for pro forma purposes, the Company used various valuation methods as indicated below:

  •
  Personal property such as furniture, fixtures and other equipment, were valued using a depreciated replacement cost method.

  •
  Real property

  •
  Land was valued using market comparable data.

  •
  Other real property, such as buildings, building improvements and land improvements, were valued using a depreciated replacement cost method.

  •
  Intangible assets were valued using income and cost based methods as appropriate.

  •
  For current liabilities, including accounts payable and accrued expenses, the Company used the carrying values of these liabilities as an approximation for fair value upon emergence due to the short term nature of these liabilities.

        Based upon the preliminary purchase price of $200.0 million, the Company's preliminary allocation of the fair value of assets and liabilities is as follows (in thousands):

Purchase price	$200,000
Fair value of assets acquired and liabilities assumed:
Current assets	95,271
Property and equipment	188,668
Intangible assets	6,600
Other noncurrent assets	50,101
Current liabilities	(60,178)
Other noncurrent liabilities	(170)

Subtotal	280,292

Fair value in excess of purchase price	$(80,292)

        The Company's preliminary allocation of the purchase price indicates that the fair value of net assets acquired exceeds the purchase price by $80.3 million. In accordance with accounting standards for business combinations, such excess is characterized as negative goodwill and will be recognized as a gain in earnings on the acquisition date during the first quarter of 2010. The impact of the gain has not been included in the unaudited pro forma condensed combined statements of operations since such gain is not expected to have a continuing impact on the Company's operations.

 4. Pro Forma Adjustments—Implementation of the Plan

        (a)—Reflects the sources and uses of the $130.0 million Term Loan Facility (in thousands):

Sources		Uses
Term Loan Facility	$130,000	Cash	$18,887
Term Loan Facility discount	(9,100)	Repayment of DIP Credit Facility	65,219
		Payment of DIP Credit Facility interest	290
		Payment of allowed claims	11,684
		Payment of professional fees(ii)	22,521
		Revolver fees(iii)	1,400
		Other fees	899

Total Sources(i)	$120,900	Total Uses	$120,900

(i)
The Term Loan Facility includes the issuance of 1,312,500 Penny Warrants to the Participating Lenders for an estimated fair value of $26.0 million. As a result, the fair value of the Term Loan Facility was approximately $94.9 million, of which $1.3 million is classified as current.

(ii)
Amount includes accrual of $16.1 million which was transferred to an escrow account until funds are disbursed.

(iii)
The terms of the Exit Facility require commitment fees and revolver fees in the aggregate amount of $8.9 million. As of December 31, 2009, TEH paid $7.5 million which is included in other assets. The remaining $1.4 million was paid on the closing date of the Exit Facility.

        The following table sets forth the adjustments to current portion of debt based on the sources and uses (in thousands):

Repayment of DIP Credit Facility	$(65,219)
Current portion of Term Loan Facility	1,300

Adjustment to current portion of debt	$(63,919)

        The following table sets forth the adjustments to long-term debt, excluding current portion, based on the sources and uses (in thousands):

Long-term portion of Term Loan Facility	$128,700
Term Loan Facility discount	(9,100)
Penny Warrants issued	(25,970)

Adjustment to long-term debt, excluding current portion	$93,630

        (b)—Reflects the reclassification of $2.0 million from due from affiliates to accounts receivable and $2.8 million from due to affiliates to accounts payable which relates to activity with entities that are not affiliates of the Company.

        (c)—Reflects the preliminary estimated fair values of property and equipment and intangible assets in connection with fresh start reporting. The following table sets forth the aggregate pro forma adjustments based on the Company's preliminary valuation (in thousands, except useful lives):

	Historical Net Book Value	Fair Value	Pro Forma Adjustment	Useful Life	Annual Expense
				(years)
Property and equipment:
Land	$35,809	$26,200	$(9,609)	—	$—
Riverboats and barges	40,904	19,900	(21,004)	20	(1,050)
Building and improvements	330,691	154,900	(175,791)	30	(5,860)
Furniture, fixtures and equipment	39,616	37,700	(1,916)	7	(274)
Construction-in-progress	3,417	3,417	—		—

Total property and equipment	$450,437	$242,117	$(208,320)		(7,184)

Intangible assets:
Trade name	$16,720	$58,900	$42,180	Indefinite	—
Gaming licenses	50,718	74,500	23,782	Indefinite	—
Trade name	183	—	(183)	5	(37)
Customer list	2,272	1,700	(572)	3	(191)
Other	4,335	7,000	2,665	30	89

Total intangible assets	$74,228	$142,100	$67,872		(139)

Total					$(7,323)

        (d)—Reflects the elimination of historical goodwill.

        (e)—Reflects the elimination of affiliated activity of the Predecessors.

        (f)—Reflects the accrual of $16.1 million in professional fees and re-measurement of the Predecessors' $0.9 million current deferred tax liabilities as a result of fresh start reporting in accordance with accounting standards related to deferred taxes.

        (g)—Reflects the re-measurement of the Predecessors' deferred tax liabilities as a result of fresh start reporting in accordance with accounting standards related to deferred taxes.

        (h)—Reflects the discharge of the Predecessors' liabilities subject to compromise in accordance with the Plan.

        (i)—Reflects the elimination of debt guarantee obligations and related losses related to the affiliate guarantee of the TE Notes and TE Senior Secured Credit Facility, as a result of the Plan.

        (j)—Reflects the reorganization equity value determined by deducting the anticipated fair value of debt, including Penny Warrants, of $94.9 million from the enterprise value of $415.8 million.

        (k)—Reflects the elimination of historical member's deficit.

        (l)—Reflects the elimination of the noncontrolling interest in Realty as a result of Realty becoming a subsidiary of the Company as part of the Plan.

        (m)—Reflects the adjustment to interest expense as a result of the Company entering into the Exit Facility and the elimination of historical interest expense related to the TE Senior Secured Credit Facility, calculated as follows (in thousands):

Year ended December 31, 2009
Interest expense on new 15%, $130 million Term Loan Facility	$(19,500)
Amortization of the fair value of Penny Warrants issued related to the Term Loan Facility of $26.0 million over 36 months	(8,657)
Amortization of Term Loan Facility 7% discount of $9.1 million over 36 months	(3,033)
Revolving Facility undrawn commitment fee	(150)
Amortization of deferred financing costs(i)	(3,067)

Total pro forma interest expense on Exit Facility	(34,407)
Less: historical interest expense	13,960

Pro forma interest expense adjustment	$(20,447)

(i)
Reflects the amortization of $8.9 million in deferred financing costs over the 36 month term of the Exit Facility and a $0.1 million annual administrative fee.

        (n)—Reflects the elimination of reorganization items of the Predecessors.

        (o)—Reflects the elimination of historical income tax benefit as the Company is in a loss position. The Company has determined there would be no income tax benefit recorded.

5. Pro Forma Adjustments—Tropicana AC Acquisition

        (a)—Reflects the accrual and reclassification of funds to restricted cash which will be used to pay fees related to Tropicana AC's bankruptcy.

        (b)—Reflects adjustments to Tropicana AC's property and equipment to reflect the preliminary estimated fair values of the assets. The following table sets forth aggregate pro forma adjustment based on the Company's preliminary fair value estimates (in thousands, except useful lives):

	Historical Net Book Value	Fair Value	Pro Forma Adjustment	Useful Life	Annual Expense
				(years)
Property and equipment:
Land	$47,650	$68,000	$20,350	—	$—
Building and improvements	619,980	95,500	(524,480)	30	(17,483)
Furniture, fixtures and equipment	26,596	24,500	(2,096)	7	(299)
Construction-in-progress	668	668	—		—

Total property and equipment	$694,894	$188,668	$(506,226)		(17,782)

Intangible assets:
Customer list	$—	$1,400	$1,400	3	$467
Other	—	5,200	5,200	5	1,040

Total intangible assets	$—	$6,600	$6,600		1,507

Total					$(16,275)

        (c)—Reflects the elimination of the beneficial interest in Trust related to Tropicana AC.

        (d)—Reflects the re-measurement of deferred tax assets and liabilities in accordance with accounting standards related to deferred taxes.

        (e)—Reflects the accrual related to the payment of allowed claims.

        (f)—Reflects the elimination of the remaining $200.0 million under the TE Senior Secured Credit Facility which was terminated upon the Sale and the reclassification of $8.4 million to accounts payable related to the accrual for payments of allowed claims.

        (g)—Reflects the elimination of intercompany balances between Tropicana AC and affiliates.

        (h)—Reflects equity value of Tropicana AC based on a preliminary purchase price of $200.0 million.

        (i)—Reflects the impact of the gain related to negative goodwill stemming from the Company's acquisition of Tropicana AC. No adjustments have been made to the Company's pro forma condensed combined statements of operations since the gain is not considered to have a continuing impact on the Company's operations.

        (j)—Reflects the elimination of historical retained earnings.

        (k)—Tropicana AC's revenue excludes the retail value of complimentary hotel services, food and beverage and other goods and services furnished to customers in operating revenues. The Predecessors' present casino, rooms, food and beverage and other casino and hotel revenues on a gross basis inclusive of these types of promotional allowances, and then deducts such promotional allowances from its total operating revenues to derive its net operating revenues. The pro forma adjustments reflect the adjustments of each of Tropicana AC's revenue components to present these types of promotional allowances in a manner consistent with the Predecessors revenue recognition policies.

        (l)—Reflects the elimination of intercompany activity as part of the acquisition of Tropicana AC.

        (m)—Reflects the elimination of historical interest expense relating to Tropicana AC's related party note payable.

        (n)—Reflects the elimination of reorganization items.

        (o)—Reflects the elimination of historical income tax benefit as the Company is in a loss position. The Company has determined there would be no income tax benefit recorded.

Management's Discussion and Analysis of Financial Condition and Results of Operations—TEH

Overview and Presentation—TEH

        TEH, which was formed on June 8, 2006, was a diversified, multi-jurisdictional casino gaming and entertainment company that had operations in Nevada, Mississippi, Louisiana and Indiana. TEH focused primarily on serving customers within driving distance of its casino properties and presented each city in which its casino properties were located as a separate segment. On January 3, 2007, TEH acquired all of the outstanding capital stock of Aztar. Concurrent with the acquisition of Aztar, Wimar, TEH's ultimate parent company and predecessor, contributed five of its gaming properties to TEH.

        In addition, in accordance with accounting guidance related to consolidation of variable interest entities, the consolidated financial statements of TEH include Realty, a variable interest entity of which Wimar was the primary beneficiary prior to the acquisition of Aztar and of which TEH became the primary beneficiary thereafter and was required to be consolidated.

  Aztar Acquisition

        On May 19, 2006, Wimar entered into a definitive agreement and plan of merger with Aztar, a publicly traded holding company that owned five casino properties, under which Wimar would acquire all of the stock of Aztar. On January 3, 2007, Wimar acquired all of Aztar for approximately $2.1 billion.

        In the corporate reorganization completed by Wimar concurrently with the Aztar Acquisition, (i) Aztar became a wholly owned subsidiary of TEH, and (ii) Wimar contributed River Palms, MontBleu, Tahoe Horizon, Lighthouse Point and Belle of Baton Rouge to TEH. Through the Aztar Acquisition, TEH added to its gaming business Tropicana LV, Tropicana AC, Casino Aztar and Tropicana Express. A fifth casino, purchased as part of the Aztar Acquisition and located in Missouri, was sold by TEH in June 2007.

        The Aztar Acquisition significantly increased the revenues of TEH. In addition, TEH through its subsidiaries incurred significant new borrowings in order to finance the acquisition of Aztar which increased TEH's interest expense in periods following the acquisition.

  Other Acquisitions

        Prior to the Aztar Acquisition, Wimar made several significant acquisitions of gaming properties which were contributed to TEH as part of the corporate reorganization which occurred concurrently with the Aztar Acquisition. These acquisitions include:

  •
  the gaming assets and operations of the River Palms in Laughlin, Nevada in September 2003. Simultaneously, Realty acquired the real estate and substantially all on the non-gaming assets of the property. The aggregate cash purchase price was $25.2 million;

  •
  MontBleu in Lake Tahoe, Nevada, which Wimar acquired in June 2005 for an aggregate cash purchase price of $47.2 million; and

  •
  Argosy Riverboat Casino and related asset in Baton Rouge, Louisiana, which Wimar acquired in October 2005 for an aggregate cash purchase price of approximately $149.7 million. The property has since been renamed the Belle of Baton Rouge.

  Discontinued Operations

        The Tropicana LV Plan was confirmed on May 5, 2009, and consummated on July 1, 2009. As a result, Tropicana LV was no longer owned or operated by TEH subsequent to June 30, 2009. In addition, Tahoe Horizon was no longer owned or operated by TEH subsequent to October 19, 2009 as

TEH assigned all rights and certain obligations related to the property in two phases, effective June 15, 2009 and October 16, 2009. Accordingly, the results of operations for Tropicana LV and Tahoe Horizon are presented as discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 and are not included in management's discussion and analysis of financial condition and results of operations.

  Tropicana AC

        Prior to the Aztar Acquisition, the NJ Commission granted TEH interim authorization to own and operate Tropicana AC through its indirect subsidiary, Adamar, subject to the equity securities of Adamar being placed in the ICA Trust pending a determination by the NJ Commission that TEH was qualified to be a holding company of Adamar. On December 12, 2007, the NJ Commission denied the application of TEH to be found qualified to be a holding company of Adamar thus activating the ICA Trust and vesting the Trustee with all powers, authority and duties necessary to the unencumbered exercise of all rights incident to the ownership of the equity securities of Adamar. The NJ Commission also denied the application of Adamar for renewal of its casino license. As a result of these actions, the NJ Commission imposed a conservatorship upon Adamar and appointed the Trustee as conservator to take over and into his possession and control all the property and business of Adamar relating to Tropicana AC. The NJ Commission also authorized the Trustee to sell, assign, convey or otherwise dispose of Tropicana AC to a third party.

        Under New Jersey law, TEH was entitled to the lower of the value of the property as of the date the Trust became operative or its original cost to acquire Tropicana AC upon the eventual sale of the property. Pursuant to the Amended and Restated Purchase Agreement as discussed in "Bankruptcy Proceedings—Bankruptcy Filing," TEH did not receive any cash proceeds from the sale of Tropicana AC.

        The results of operations and cash flows for Tropicana AC were included in TEH's consolidated statement of operations for the period January 3, 2007 (date of acquisition) through December 12, 2007 (the date the Trust was activated). As a result of the actions taken on December 12, 2007, by the NJ Commission, TEH determined that Tropicana AC should not be consolidated subsequent to December 12, 2007. This determination was based on the provisions in accordance with accounting guidance for consolidation of all majority owned subsidiaries, whereby the activation of the Trust deprived TEH of control of Tropicana AC. TEH thereafter accounted for its interest in Tropicana AC, held by the ICA Trust, under the cost method. As a result, the net cost basis in Tropicana AC is presented as a beneficial interest in Trust in the TEH consolidated balance sheets as of December 31, 2009 and 2008. TEH's cost basis was adjusted to fair value in accordance with accounting guidance related to accounting for certain investments in debt and equity securities, which resulted in impairment charges of approximately $154.3 million, $530.8 million and $635.9 million during the years ended December 31, 2009, 2008 and 2007, respectively.

        Because the Trustee had control of the operations of Tropicana AC during 2008, there are no results of operations other than the impairment charges associated with the beneficial interest for Tropicana AC included in the TEH consolidated statements of operations or statements of cash flows for the years ended December 31, 2009 and 2008.

        During the period the Trustee has controlled the operations of Tropicana AC, the Trustee and the NJ Commission periodically allowed excess cash flow from Tropicana AC to be transferred to TEH in support of Tropicana AC's allocated portion of the TE Senior Secured Credit Facility and TE Notes, but did not allow TEH to participate in cash flows in excess of the interest allocation. Cash flows over this allocation of interest were retained by the NJ Commission under the ICA Trust and related regulations. TEH received transfers of approximately $11.6 million through April 2008, which were accounted for as a reduction in the carrying value of the beneficial interest in the ICA Trust. However, upon TEH's filing for bankruptcy protection on May 5, 2008, the Trustee suspended additional cash payments.

        The discussion of Tropicana AC in TEH's Management's Discussion and Analysis of Financial Condition and Results of Operations refers to the financial presentation of Tropicana AC from the perspective of TEH only. Since the results of Tropicana AC are only consolidated in TEH's financial statements for the period January 3, 2007 (date of acquisition) through December 12, 2007 (the date the Trust was activated), a separate management's discussion and analysis of financial condition and results of operations for Tropicana AC is presented, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Tropicana AC."

  Key Performance Indicators

        The primary business for TEH was the ownership and operation of casino gaming resorts and riverboat casinos which offered casino gaming, hotel accommodations, dining, entertainment, retail shopping and other resort amenities. As a casino-based company, the operating results of TEH were highly dependent on the volume of customers to its properties, which in turn impacted the total sums wagered by customers and the price that TEH could charge for its hotel rooms and food and beverage menu items and other amenities.

        Revenues were one of the main performance indicators at the TEH properties with more than 80% of TEH's net revenues generated from casino revenues. Casino revenues represent the net win from gaming activities such as slot machines and table games, which is the difference between wins and losses. The majority of TEH's casino revenues were counted in the form of cash and chips and therefore is not subject to any significant or complex estimation. Most of TEH's revenues were essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. As a result, fluctuations in net revenues had a direct impact on cash flows from operating activities. Other performance indicators included hotel occupancy which is a volume indicator for its hotels and the average daily rate which is a price indicator for the amount customers paid for its hotel rooms.

  Impact of Current Economic Conditions on Results of Operations

        The current economic recession negatively impacted TEH's results of operations for 2009 and 2008. The recession affected consumer discretionary spending which significantly impacted TEH's results of operations. TEH's management believed that several factors reduced discretionary spending which negatively impacted TEH's results of operations such as:

  •
  increased unemployment;

  •
  declining real estate values;

  •
  decrease in consumer confidence levels;

  •
  customers' inability to access credit; and

  •
  significant decreases in investment portfolios have impacted many of its customers discretionary spending.

        This economic slowdown was particularly significant in the fourth quarter of 2008 and continued throughout 2009.

Results of Operations—TEH

        The following discussion and analysis should be read in conjunction with TEH's consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

        The results of operations presented below are reported by TEH's operating segments. TEH's management viewed each city in which TEH's casino properties were located as an operating segment. The Lake Tahoe segment was comprised of MontBleu; the Laughlin segment was comprised of Tropicana Express and River Palms; the Greenville segment was comprised of Lighthouse Point; the Evansville segment was comprised of Casino Aztar; the Baton Rouge segment was comprised of the Belle of Baton Rouge, and the Atlantic City segment was comprised of Tropicana AC for 2007.

        The following table highlights the results of operations for TEH by segment (dollars in thousands):

	Year Ended December 31, 2009	Percent Change	Year Ended December 31, 2008	Percent Change	Year Ended December 31, 2007
Revenues:
Lake Tahoe	$42,180	(16)%	$50,166	(5)%	$52,692
Laughlin	104,231	(15)%	122,919	(12)%	138,924
Greenville	13,678	(20)%	17,165	(38)%	27,527
Evansville	126,535	(1)%	127,661	(2)%	130,193
Baton Rouge	79,587	(9)%	87,475	(9)%	96,476
Atlantic City(a)	—	—	—	(100)%	428,550
Other revenues	3	(96)%	78	(86)%	544

Net revenues	$366,214	(10)%	$405,464	(54)%	$874,906

Operating costs and expenses:
Lake Tahoe	$44,925	(44)%	$79,653	56%	$51,123
Laughlin	108,440	(9)%	118,915	(44)%	212,248
Greenville	13,793	(20)%	17,244	(7)%	18,598
Evansville	109,538	(33)%	163,063	(46)%	300,061
Baton Rouge	65,644	(39)%	108,464	55%	69,969
Atlantic City(a)	—	—	—	(100)%	991,984
Other operating costs and expenses	177,370	(68)%	553,314	190%	190,863

Total operating costs and expenses	$519,710	(50)%	$1,040,653	(43)%	$1,834,846

Operating income (loss):
Lake Tahoe	$(2,745)	n/m	$(29,487)	n/m	$1,569
Laughlin	(4,209)	n/m	4,004	n/m	(73,324)
Greenville	(115)	n/m	(79)	n/m	8,929
Evansville	16,997	n/m	(35,402)	n/m	(169,868)
Baton Rouge	13,943	n/m	(20,989)	n/m	26,507
Atlantic City(a)	—	—	—	n/m	(563,434)
Other operating loss	(177,367)	n/m	(553,236)	n/m	(190,319)

Operating loss	$(153,496)	n/m	$(635,189)	n/m	$(959,940)

Interest expense, net	$(13,960)	n/m	$(185,638)	n/m	$(244,862)
Other income	—	n/m	5,000	n/m	—
Loss from early extinguishment of debt	—	—	—	n/m	(2,799)
Reorganization items, net	(26,997)	n/m	(92,377)	n/m	—
Income tax benefit	5,146	n/m	65,377	n/m	110,476

Loss from continuing operations, including noncontrolling interest	$(189,307)	n/m	$(842,827)	n/m	$(1,097,125)

n/m—Not meaningful.

(a)
The results of operations for Tropicana AC are included above for the period January 3, 2007 (date of acquisition) through December 12, 2007 (the date the ICA Trust was activated). As a result of the actions taken on December 12, 2007, by the NJ Commission, TEH determined that Tropicana AC should not be consolidated subsequent to December 12, 2007, and thereafter accounted for its interest in Tropicana AC, held by the ICA Trust, under the cost method. Because the Trustee had control of the operations of Tropicana AC during 2009 and 2008, there are no results of operations other than impairment charges associated with the beneficial interest for Tropicana AC which are included in other operating loss above for the years ended December 31, 2009 and 2008. The discussion of Tropicana AC in TEH's results of operations refers to the financial presentation of Tropicana AC from TEH's perspective. See "Results of Operations—Tropicana AC" for a detailed discussion of the operating results for Tropicana AC.

  Comparison of the year ended December 31, 2009 to December 31, 2008

        On a consolidated basis, certain events and trends contributing to the performance of TEH for the year ended December 31, 2009 as compared to the year ended December 31, 2008 were:

  •
  the filing of bankruptcy on May 5, 2008 resulting in reorganization items of $27.0 million in 2009 as compared to $92.4 million in 2008;

  •
  the inability to reinvest in its properties as a result of costs incurred for reorganization items related to the filing for bankruptcy and reduced revenues and operating profits and limited access to debt and equity financing;

  •
  the impact of slowing economic conditions on consumer discretionary spending, which continued to negatively affect gross revenues at its properties during 2009;

  •
  impairment charges and other write-downs during the year ended December 31, 2009 of approximately $154.3 million which primarily related to the impairment of the beneficial interest in Trust;

  •
  impairment charges and other write-downs during the year ended December 31, 2008 of approximately $657.5 million, of which $530.8 million related to impairment of beneficial interest in Trust, $97.9 million related to impairment of intangible assets, $27.8 million related to impairment of property and equipment, $0.8 million related to the write-off of abandoned projects and $0.2 million related to loss on asset disposals;

  •
  the temporary closure of Belle of Baton Rouge Casino as a result of Hurricane Gustav in September 2008; and

  •
  various cost saving efficiency initiatives implemented to improve operating results.

  Consolidated Net Revenues and Operating Loss

        Consolidated net revenues decreased 10% in the year ended December 31, 2009 as compared to the year ended December 31, 2008, reflecting the overall continuing economic slowdown and reduced consumer discretionary spending across all of TEH's properties.

        TEH's casino revenues decreased 8% to approximately $308.8 million in the year ended December 31, 2009 from $336.0 million in the year ended December 31, 2008 as a result of decreased customer visits to its properties and decreased customer spend per visit. TEH's room revenues decreased 16% to approximately $39.6 million in the year ended December 31, 2009 from $47.1 million in the year ended December 31, 2008, as TEH continued to experience a decrease in room rates across its properties. TEH's average daily room rate decreased to $47 in the year ended December 31, 2009 as compared to $55 in the year ended December 31, 2008, while room occupancy decreased to 65% in the year ended December 31, 2009 from 66% in the year ended December 31, 2008. Food and beverage revenues decreased 8% to approximately $56.0 million in the year ended December 31, 2009 from $60.7 million in the year ended December 31, 2008 due to reduced consumer spending. The decreases in room and food and beverage revenues were partially offset by a reduction of 8% in promotional allowances, which primarily consist of the retail value of rooms and food and beverage services provided to customers on a complimentary basis, to approximately $51.0 million in the year ended December 31, 2009 from $55.5 million in the year ended December 31, 2008.

        TEH's consolidated operating loss during the years ended December 31, 2009 and 2008 were impacted by impairment charges and other write-downs, as well as the general economic slowdown discussed above. Excluding the impairment charges and other write-downs, TEH would have had consolidated operating income of approximately $0.8 million for the year ended December 31, 2009 as compared to consolidated operating income of approximately $22.3 million in the year ended December 31, 2008. As a result of the economic conditions, TEH focused on efficiency initiatives that it began implementing in early 2009. These cost saving initiatives included a reduction in the number of employees, reduced advertising and promotional expenses, and the suspension of the employer match to the 401(k) plan, among other initiatives.

  Comparison of the year ended December 31, 2008 to December 31, 2007

        On a consolidated basis, certain events and trends contributing to the performance of TEH for the year ended December 31, 2008 as compared to the year ended December 31, 2007 were:

  •
  the filing of bankruptcy on May 5, 2008 resulting in reorganization items of $92.4 million in 2008;

  •
  the inability to reinvest in its properties as a result of costs incurred for reorganization items related to the filing for bankruptcy and reduced revenues and operating profits;

  •
  the impact of slowing economic conditions and its effect on consumer discretionary spending, which negatively affected gross revenues at its properties during the second half of 2008;

  •
  impairment charges and other write-downs during the year ended December 31, 2008 of approximately $657.5 million of which $530.8 million related to impairment of beneficial interest in Trust, $97.9 million related to impairment of intangible assets, $27.8 million related to impairment of property and equipment, $0.8 million related to the write-off of abandoned projects and $0.2 million related to loss on asset disposals;

  •
  impairment charges and other write-downs during the year ended December 31, 2007 of approximately $947.4 million of which $635.9 million related to impairment of beneficial interest in Trust, $311.0 million related to impairment of intangible assets and $0.4 million related to loss on asset disposals;

  •
  impairment charges for goodwill of approximately $142.4 million in the year ended December 31, 2007; and

  •
  the temporary closure of Belle of Baton Rouge Casino as a result of Hurricane Gustav in September 2008.

  Consolidated Net Revenues and Operating Loss

        Consolidated net revenues decreased 54% in the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily due to Tropicana AC no longer being consolidated in TEH's financial statements subsequent to December 12, 2007. Excluding the net revenues of approximately $428.6 million generated from Tropicana AC during the year ended December 31, 2007, TEH's consolidated net revenues decreased 9% in 2008 as compared to 2007. Excluding Tropicana AC from 2007, casino revenues decreased 11% to approximately $336.0 million in the year ended

December 31, 2008 from $376.3 million in the year ended December 31, 2007 due primarily to the weakening economy. Excluding Tropicana AC from 2007, TEH's room revenues decreased 7% to approximately $47.1 million in the year ended December 31, 2008 from $50.7 million in the year ended December 31, 2007 due to a decrease in occupancy and room rates across all properties. Excluding Tropicana AC from 2007, TEH's average daily room rate decreased to $55 in the year ended December 31, 2008 as compared to $59 in the year ended December 31, 2007 while room occupancy decreased to 66% in the year ended December 31, 2008 from 67% in the year ended December 31, 2007. Excluding Tropicana AC, TEH's food and beverage revenues decreased 6% to approximately $60.7 million in the year ended December 31, 2008 from $64.5 million in the year ended December 31, 2007 due to reduced consumer spending.

        TEH's consolidated operating loss of approximately $635.2 million during the year ended December 31, 2008 was impacted by impairment charges and other write-downs in addition to not having Tropicana AC in the operating results. TEH's consolidated operating loss of approximately $959.9 million during the year ended December 31, 2007 was impacted by impairment of goodwill and impairment charges and other write-downs. Excluding the effects of Tropicana AC, impairment of goodwill and impairment charges and other write-downs, TEH would have had a consolidated operating income for the year ended December 31, 2008 of approximately $22.3 million as compared to approximately $57.4 million in the year ended December 31, 2007.

  Lake Tahoe, Nevada

  Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net revenues of approximately $42.2 million decreased $8.0 million or 16% in the year ended December 31, 2009 as compared to $50.2 million for the year ended December 31, 2008. The decrease was primarily related to a 6% decline in casino revenues, a 22% decline in room revenues and a 16% decline in food and beverage revenues in the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease in net revenues was a result of decreased discretionary consumer spending due to the general economic slowdown, in addition to the opening of a Native American casino in Placerville, California, 60 miles west of Lake Tahoe, in December 2008. Room revenues were also impacted by a decrease in the average room rate to $92 in the year ended December 31, 2009 as compared to $112 in the year ended December 31, 2008 while room occupancy decreased to 66% from 69% in the same periods.

        For the year ended December 31, 2009 the operating loss decreased to approximately $2.7 million as compared to the operating loss of $29.5 million for the year ended December 31, 2008. Prior year operating loss included $27.8 million in impairment charges related to the property and equipment at MontBleu as TEH determined that a triggering event had occurred in 2008 and based on estimated undiscounted future cash flows, the carrying value of the property and equipment at MontBleu exceeded its estimated undiscounted cash flows which resulted in the write down of its property and equipment to its estimated fair value based on a fair value analysis. Excluding the prior year impairment charge, year-over-year operating loss increased approximately $1.0 million. The increase in operating loss resulted from the net revenue decrease mentioned above, offset by reductions in operating expenses of $2.1 million, marketing, advertising and promotional expenses of $0.8 million, depreciation and amortization of $1.0 million, general and administrative expenses of $2.0 million and maintenance and utilities of $1.1 million. The reduction in operating and general and administrative expenses primarily resulted from reduced headcount, as well as other operating cost-saving initiatives. The year-over-year decrease in depreciation expense is related to impairment charges for property and equipment recorded in December 2008.

  Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

        Net revenues decreased approximately $2.5 million to $50.2 million for the year ended December 31, 2008 as compared to $52.7 million for the year ended December 31, 2007. The decrease resulted from a decline in casino revenue to $25.4 million for the year ended 2008 as compared to $25.8 million for the prior year, a decline in hotel room revenue to $12.4 million from $13.8 million and an increase in promotional allowances of $0.8 million. The decline in casino and hotel room revenues was due to a decrease in customer spend per visit as a result of the weakening economy. Room revenues were also impacted by a decrease in the average daily room rate to $112 for the year ended December 31, 2008 as compared to $131 for the year ended December 31, 2007 while room occupancy increased to 69% from 65% for the same periods. In addition, contributing to the decline in net revenues was a reduction in annual visitation to the Lake Tahoe market resulting from additional growth and expansion of Native American casinos in Northern California, which is the primary feeder market for Lake Tahoe.

        For the year ended December 31, 2008 the operating loss of approximately $29.5 million decreased $31.1 million from operating income of $1.6 million for the year ended December 31, 2007. The 2008 operating loss included a $27.8 million impairment charge related to its property and equipment. Excluding the impairment charge for 2008, year-over-year operating income decreased $3.2 million which primarily resulted from the decline in net revenues mentioned above and a $1.8 million increase in depreciation and amortization expense offset by a $1.2 million decrease in operating costs and expenses.

  Laughlin, Nevada

  Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

        Net revenues of approximately $104.2 million decreased $18.7 million or 15% in the year ended December 31, 2009 as compared to $122.9 million for the year ended December 31, 2008. The decrease primarily resulted from a 14% decline in casino revenues, a 14% decline in hotel room revenues and a 7% decline in food and beverage revenues in the year ended December 31, 2009 as compared to the prior year. The decrease in revenues was a result of the economic slowdown and related reduction in discretionary spending by casino customers. In addition, one of TEH's direct competitors completed a large capital improvement project in the summer of 2008, which reduced the number of gaming customers at TEH's Laughlin properties. The average daily room rate at Laughlin decreased to $30 in the year ended December 31, 2009 from $35 in the year ended December 31, 2008, while occupancy decreased to 65% from 67% in the same periods.

        For the year ended December 31, 2009, operating loss of approximately $4.2 million decreased $8.2 million from operating income of $4.0 million for the year ended December 31, 2008. The decrease in operating income primarily resulted from the net revenue decrease mentioned above, offset by operating costs and expense reductions primarily related to reduced marketing, advertising and promotional expenses of $8.7 million.

  Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

        Net revenues of approximately $122.9 million decreased $16.0 million or 12% for the year ended December 31, 2008 as compared to $138.9 million for the year ended December 31, 2007. The decrease in net revenue primarily resulted from a 16% decline in casino revenue, a 6% decline in hotel room revenue and a 7% decline in food and beverage revenue, offset by a 22% decrease in promotional allowances. The decrease in casino, room and food and beverage revenues is primarily the result of reduced spend per visit by casino customers given the current economic conditions. In addition, the Laughlin market is highly dependent on drive-in patrons and the increased gas prices experienced during the latter part of 2008 negatively impacted visitation to the market. Further, one of Laughlin's direct competitors completed a large capital improvement project in the summer of 2008 which reduced the number of customers to TEH's Laughlin properties. Room revenues were also impacted by a decrease in the average daily room rate to $35 for the year ended December 31, 2008 as compared to $38 for the year ended December 31, 2007 while room occupancy remained at 67% in each year.

        For the year ended December 31, 2008 operating income of approximately $4.0 million increased $77.3 million from an operating loss of $73.3 million for the year ended December 31, 2007. The prior year operating loss included $88.1 million in goodwill and intangible asset impairment charges. Excluding the prior year impairment charges, year-over-year operating income decreased $10.8 million. The decrease is primarily related to the reduction in net revenues discussed above, offset by decreases in operating expenses of $3.8 million, maintenance and utilities costs of $0.6 million and depreciation and amortization expense of $2.5 million offset by increased marketing, advertising and promotional expenses of $2.0 million. The reduction in operating expenses and general and administrative costs primarily resulted from reduced headcount, as well as other operating cost-saving initiatives. Marketing, advertising and promotional expenses increased over the prior year in response to the highly competitive nature of the Laughlin market.

  Greenville, Mississippi

  Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net revenues of approximately $13.7 million decreased $3.5 million or 20% for the year ended December 31, 2009 as compared to $17.2 million for the year ended December 31, 2008. The decrease in net revenue is primarily due to a $5.9 million decline in casino revenue compared to the prior year, offset by a $2.5 million year-over-year decline in promotional allowances. The decrease in casino revenues is primarily related to further market share decline due to increased competition in the Greenville market. In addition, in 2009 Greenville also experienced the impact of the economic downturn with fewer patron visits and less disposable income.

        For the years ended December 31, 2009 and 2008 the operating loss was approximately $0.1 million in each year. The operating loss for the year ended December 31, 2008 included a $0.7 million loss on disposals of certain assets. Excluding the loss on disposal of assets in the prior year, the current year operating loss increased $0.7 million over prior year. The increase in the operating loss is primarily related to the decrease in net revenues mentioned above offset by decreases in operating expenses of $1.2 million, marketing, advertising and promotional expenses of $0.8 million, general and administrative expenses of $0.4 million and depreciation and amortization expense of $0.2 million. The reduction in operating, marketing, advertising and promotional expenses and general and administrative expenses primarily resulted from reduced headcount and other cost-saving initiatives. The reduction in depreciation expense is the result of the asset disposals mentioned above.

  Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

        Net revenues decreased 38% to approximately $17.2 million for the year ended December 31, 2008 as compared to $27.5 million for the year ended December 31, 2007. The decrease in net revenues was primarily due to a 35% decrease in casino revenue as compared to the prior year. The decrease in casino revenues was primarily the result of a new competitor entering the market in November 2007 which reduced visitation to the property, and accordingly, negatively impacted the properties' market share. Further, customer spend per visit declined in 2008 given the economic slowdown in the overall United States economy and the resulting impact on the local Greenville economy.

        For the year ended December 31, 2008 the operating loss of $0.1 million decreased $9.0 million compared to operating income of $8.9 million for the year ended December 31, 2007. The 2008 operating loss included a $0.7 million loss on disposals of certain assets. Excluding the loss on disposal of assets in 2008, operating income of $0.6 million decreased $8.3 million year-over-year. The decrease is primarily related to the decrease in net revenues mentioned above, offset by decreases in operating expenses of $2.3 million and general and administrative expenses of $0.6 million. The reduction in operating and general and administrative expenses primarily resulted from reduced headcount and other cost-saving initiatives. Marketing, advertising and promotional expenses increased $0.6 million year-over-year in response to the increased competition in the local market.

  Evansville, Indiana

  Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net revenues decreased to $126.5 million for the year ended December 31, 2009 as compared to $127.7 million for the year ended December 31, 2008. The decrease in net revenue was primarily due to a 15% increase in promotional allowances, a 1% decline in hotel room revenue and a 3% decline in food and beverage revenue. Room revenues were impacted by a decrease in the average room rate to $73 in the year ended December 31, 2009 as compared to $80 in the year ended December 31, 2008 while room occupancy increased to 75% from 69% in the same periods.

        For the year ended December 31, 2009 operating income of approximately $17.0 million increased $52.4 million from an operating loss of $35.4 million for the year ended December 31, 2008. The 2008 operating loss included a $58.3 million impairment charge related to its intangible assets. Excluding the impairment charge in 2008, current year operating income decreased $5.9 million year-over-year. The decrease in operating income primarily resulted from increased casino operating expenses of $3.4 million, increased general and administrative expenses of $2.0 million and the decrease in net revenue mentioned above, offset by decreased food and beverage expenses of $0.7 million. The increase in casino operating expenses resulted from increased staffing levels necessary to enhance customer service levels. The increase in general and administrative expenses was primarily related to increased headcount.

  Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

        Net revenues decreased approximately $2.5 million to $127.7 million for the year ended December 31, 2008 as compared to $130.2 million for the year ended December 31, 2007. The decrease in net revenue was primarily due to decreased casino revenues of $0.9 million and decreased food and beverage revenue of $1.1 million. The reduction in net revenues resulted from the elimination of certain marketing programs, including the property's bus program, in the fourth quarter of 2007 which ultimately negatively impacted customer visits to the property and customer satisfaction level. These program reductions were instituted shortly after the Aztar Acquisition in January 2007 as part of the TEH management team's efforts to reduce operating costs. Additionally, discretionary consumer spending was on the decline as a result of the weakening economy.

        For the year ended December 31, 2008 the operating loss of approximately $35.4 million decreased $134.5 million from $169.9 million for the year ended December 31, 2007. The decrease in operating loss primarily resulted from a $58.3 million impairment of intangible assets in 2008 as compared to a $192.5 million impairment of goodwill and intangible assets in 2007. Excluding the impairment charges, operating income increased in 2008 to approximately $22.9 million as compared to $22.7 million in 2007 primarily due to reductions in operating costs and expenses which were offset by the decreased net revenue mentioned above.

  Baton Rouge, Louisiana

  Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net revenues decreased approximately $7.9 million to $79.6 million for the year ended December 31, 2009 as compared to $87.5 million for the year ended December 31, 2008. The decrease in net revenue was due to a decline in casino revenues of $7.1 million to $77.5 million for 2009 from $84.6 million in the prior year, a decline in hotel room revenues of $1.7 million, a decline in food and beverage revenues of $0.2 million, a decline in other revenues of $0.6 million offset by a $1.8 million year-over-year decrease in promotional allowances. The decrease in revenues was primarily due to a decrease in discretionary consumer spending as a result of the weakening economy. Room revenues were also impacted by a decrease in the average room rate to $91 in the year ended December 31, 2009 as compared to $112 in the year ended December 31, 2008 while room occupancy decreased to 52% from 56% in the same periods.

        For the year ended December 31, 2009 operating income was approximately $14.0 million as compared to an operating loss of $21.0 million for the year ended December 31, 2008. Prior year operating loss included a $39.6 million impairment charge related to its intangible assets and a $0.8 million write-off related to the abandonment of certain capital projects. Excluding the prior year impairment charge and write-down, year-over-year operating income decreased $5.5 million primarily resulting from the decrease in net revenue mentioned above offset by reductions in operating costs and expenses.

  Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

        Net revenues decreased approximately $9.0 million to $87.5 million for the year ended December 31, 2008 as compared to $96.5 million for the year ended December 31, 2007. The decrease in net revenues was primarily due to decreased casino revenue of $10.5 million to $84.6 million for 2008 from $95.1 million in the prior year. Additionally, hotel room and food and beverage revenues decreased year over year by $0.9 million and $1.1 million, respectively. These revenue decreases were offset by a $3.4 million reduction in promotional allowances from the prior year period. The decrease in net revenues was primarily related to decreased discretionary consumer spending resulting from the overall weakening economy and the closure of the property for four days in 2008 due to Hurricane Gustav. Room revenues were also impacted by an increase in the average room rate to $112 in the year ended December 31, 2008 as compared to $111 in the year ended December 31, 2007 while room occupancy decreased to 56% from 63% in the same periods.

        For the year ended December 31, 2008 operating loss of approximately $21.0 million decreased $47.5 million compared to operating income of $26.5 million for the year ended December 31, 2007. Operating income for 2008 included a $39.6 million impairment of intangible assets with no such impairment charge in the prior year period. Excluding the impairment charges, 2008 operating income decreased $7.9 million from the prior year primarily resulting from the net revenue decrease mentioned above, offset by a $2.3 million decrease in overall operating costs and expenses.

  Atlantic City, New Jersey

        TEH acquired the Tropicana AC property as part of the January 3, 2007 Aztar Acquisition. As a result of the actions taken on December 12, 2007, by the NJ Commission, TEH determined that Tropicana AC should not be consolidated subsequent to December 12, 2007. This determination was based when activation of the Trust deprived TEH of control of Tropicana AC. TEH thereafter accounted for its interest in Tropicana AC, held by the ICA Trust, as an investment under the cost method. TEH's cost basis was then adjusted to fair value in accordance with accounting guidance for investments in debt and equity securities which resulted in impairment charges of approximately $635.9 million during the year ended December 31, 2007.

        For the year ended December 31, 2007 net revenues at Atlantic City were approximately $428.6 million of which $392.2 million was related to casino revenues. Excluding impairment charges, operating income for 2007 was approximately $72.5 million. These results of operations only include Tropicana AC for the period January 3, 2007 (date of acquisition) through December 12, 2007 (the date the ICA Trust was activated) and refer to the presentation from TEH's perspective. See "Results of Operations—Tropicana AC" for a detailed discussion of operating results for Tropicana AC.

  Other

        Other operating expenses were approximately $177.4 million in the year ended December 31, 2009 which included an impairment charge of $154.3 million to adjust TEH's cost basis in its beneficial interest in the Trust to fair value at December 31, 2009. Other operating expenses were approximately $553.3 million in the year ended December 31, 2008 which included an impairment charge of $530.8 million to adjust TEH's cost basis in its beneficial interest in the Trust to fair value at December 31, 2008. Excluding the impairment charges, other operating expenses in the year ended December 31, 2009 were approximately $23.1 million as compared to $22.5 million in the year ended December 31, 2008. The increase in other operating expenses in 2009 was primarily due to an additional pre-petition litigation liability of $4.5 million and an increase in payroll and related expenses due to the transition from the previous corporate office and establishment of the new TEH corporate headquarters offset by reduced legal services incurred with outside professionals prior to the Petition Date, a reduction in management fees for various administrative and support services provided to TEH by the former parent company's corporate office.

        In the year ended December 31, 2007, other operating expenses were approximately $190.9 million which included an impairment charge for intangible assets of approximately $172.8 million related to the Tropicana trade name. Excluding impairment charges, other operating expenses in 2008 were approximately $22.5 million as compared to $18.1 million in 2007. The increase in other operating expenses in 2008 was primarily due to increased corporate headcount to support the new corporate offices and various outside professional fees related to the transition from the prior corporate office and supporting the requirements of the Chapter 11 reorganization.

        Interest expense, net.    Interest expense, net decreased to approximately $14.0 million in the year ended December 31, 2009 as compared to approximately $185.6 million in the year ended December 31, 2008 primarily due to the bankruptcy filing on May 5, 2008. As a result of the bankruptcy filing, TEH did not make any payments on pre-petition debt obligations except adequate protection payments that included interest on the TE Senior Secured Credit Facility from May 5, 2008 through December 31, 2008 and on the LandCo Credit Facility from May 5, 2008 through February 15, 2009 as ordered by the Bankruptcy Court. In addition, debt issuance costs amortization decreased to approximately $4.0 million in the year ended December 31, 2009 as compared to $26.1 million in the year ended December 31, 2008 as TEH ceased amortization of debt issuance costs related to pre-petition debt obligations and wrote off the unamortized balance of all debt issuance costs related to the TE Notes to reorganization items in 2008. Also included in interest expense in the year ended December 31, 2008 was approximately $15.0 million to adjust the interest rate swap agreements to their fair value see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—TEH."

        Interest expense, net decreased 24% to approximately $185.6 million in the year ended December 31, 2008 as compared to approximately $244.8 million in the year ended December 31, 2007. The decrease in interest expense was primarily related to the bankruptcy filing on May 5, 2008. As a result of the bankruptcy filing, TEH ceased paying interest on the TE Notes subsequent to May 5, 2008. In addition, included in interest expense in 2008 was approximately $15.0 million to adjust to their fair value the interest rate swap agreements which became fixed claims on the Petition Date. Debt issuance costs amortization was approximately $19.3 million in 2008 as compared to $12.2 million in 2007.

        Loss from early extinguishment of debt.    During the year ended December 31, 2007, in connection with the acquisition of Aztar, TEH terminated its then existing credit facility resulting in a loss on early retirement of debt of approximately $2.8 million, which includes the write-off of unamortized loan costs.

        Reorganization items, net.    Reorganization items represent amounts incurred since the Petition Date as a direct result of the Chapter 11 Cases and include professional fees such as restructuring advisors and financial, tax, legal, real estate and valuation services directly associated with the reorganization process in addition to the write-off of debt issuance costs for pre-petition debt obligations that are no longer deemed adequately collateralized. Reorganization items were approximately $27.0 million and $92.4 million for the years ended December 31, 2009 and 2008, respectively.

        Income tax benefit.    Income tax benefit recognized for the years ended December 31, 2009 and 2008 was approximately $5.1 million and $65.4 million, respectively. TEH's effective income tax rate for the years ended December 31, 2009 and 2008 was 2.6% and 7.2%, respectively. The difference between the federal statutory rate of 35% and TEH's effective income tax rate for the year ended December 31, 2009 was primarily due to Tropicana AC interest inclusions, changes in its valuation allowance and the impairment charge related to the beneficial interest in Trust. The difference between the federal statutory rate of 35% and TEH's effective income tax rate for the year ended December 31, 2008 was primarily due to changes in its valuation allowance.

        Income tax benefit recognized for the years ended December 31, 2008 and 2007 was approximately $65.4 million and $110.5 million, respectively, as a result of losses incurred. The effective income tax rate was 7.2% and 11.1% for the years ended December 31, 2008 and 2007, respectively.

Liquidity and Capital Resources—TEH

  Overview and Effect of Recent Developments

        The liquidity and capital resources of TEH were significantly affected by the Chapter 11 Cases, which resulted in limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result, TEH was not permitted to make any payments on its pre-petition liabilities without prior Bankruptcy Court approval. TEH incurred significant losses from operations prior to, and during the bankruptcy proceedings. Also, TEH had an accumulated deficit as of December 31, 2009 and 2008. In addition, TEH was in bankruptcy and its ability to finance operations was dependent on its DIP Credit Facility. These conditions, among other factors, raised substantial doubt about TEH's ability to continue as a going concern at December 31, 2009.

  Year Ended December 31, 2009

        During the year ended December 31, 2009, TEH's cash flows used in operating activities were approximately $27.6 million, as compared to $38.8 million for the year ended December 31, 2008, reflecting an $11.2 million decrease in cash flows used in operations compared to the prior year. During the year ended December 31, 2009, TEH paid approximately $31.9 million in interest as compared to $135.3 million in 2008. In addition, TEH paid approximately $37.5 million in reorganization items as a result of the Chapter 11 Cases during the year ended December 31, 2009 as compared to $38.1 million in 2008.

        At December 31, 2009, TEH had approximately $14.8 million available for borrowings under its DIP Credit Facility and approximately $50.9 million in cash and cash equivalents.

        During the year ended December 31, 2009, total capital expenditures were approximately $10.9 million for maintenance capital expenditures and various other projects. In contrast to normal repair and maintenance costs that are expensed when incurred, items that TEH classified as maintenance capital were expenditures necessary to keep its existing properties at their current levels and are typically replacement items due to the normal wear and tear of its properties and equipment as a result of use and age. Capital expenditures for the year ended December 31, 2009 were approximately $17.5 million lower than the prior year period due to TEH's reduced capital spending in 2009 in response to current market conditions and as a result of TEH's Chapter 11 Cases.

  DIP Credit Facility

        On May 5, 2008, TEH entered into the DIP Credit Facility. In October 2008, TEH increased its availability under the DIP Credit Facility from $67 million to $80 million. TEH extended the maturity of the DIP Credit Facility to the earlier of March 31, 2010 or the Effective Date of the Plan. The DIP Credit Facility was paid in full on March 8, 2010. Borrowings under the DIP Credit Facility bore interest at a margin above the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the DIP Credit Facility), as selected by TEH.

        The DIP Credit Facility provided the administrative agent, collateral agent and lenders with a senior priming lien on all of the TEH's tangible and intangible assets subject to certain exceptions specified therein. In addition, each of the TEH's subsidiaries, as well as the Affiliate Guarantors, were guarantors under the DIP Credit Facility. The liens granted by the subsidiaries were (a) in the case of the subsidiaries that were TE Senior Secured Credit Facility guarantors, senior priming liens subject to certain exceptions specified therein, and (b) in the case of subsidiaries that are guarantors of the LandCo Credit Facility, liens immediately junior to the liens granted to the LandCo Lenders and certain other existing liens.

        The DIP Credit Facility contained certain financial and other covenants which required TEH to, among other things, (i) maintain a cumulative monthly minimum Consolidated Adjusted EBITDA (as defined in the DIP Credit Facility), (ii) maintain at least $7 million of liquidity determined by reference to its cash balances and available credit under the DIP Credit Facility; and (iii) limit cumulative capital expenditures during each monthly period to the amounts, each as set forth in the DIP Credit Facility. The covenants imposed restrictions on the TE Senior Secured Credit Facility guarantors' financial and business operations, including their ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock while allowing the TE Senior Secured Credit Facility guarantors to lend up to $15 million to the LandCo Guarantors. As of December 31, 2009, TEH was in compliance with all financial covenants in the DIP Credit Facility. Furthermore, the DIP Credit Facility required the TE Senior Secured Credit Facility guarantors to make disbursements subject to a periodically updated and agreed-upon Approved Cash Flow Forecast (as defined in the DIP Credit Facility) subject to certain variances as set forth in the DIP Credit Facility.

        The DIP Credit Facility contained certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate.

Contractual Obligations—TEH

        The filing of the Chapter 11 Cases caused TEH to default under certain of its direct financial obligations, including certain long-term and short-term obligations as well as leases. The filing also created an event of default under the TE Notes and TE Senior Secured Credit Facility. Under the terms of the TE Notes and TE Senior Secured Credit Facility, the entire unpaid principal balance of $960.0 million and $1.3 billion, respectively, plus accrued interest and any other additional amounts due, became immediately due and payable. In addition, TEH had interest rate swap agreements with a combined notional amount of $1.0 billion which, due to the bankruptcy filing, resulted in $53.2 million plus accrued interest becoming due and payable. The filing may have also created an event of default under substantially all of the Predecessors' leases. The ability of the lenders to enforce their rights had been stayed during the pendency of the Chapter 11 Cases.

        TEH assumed various financial obligations and commitments in the normal course of operating and financing activities. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against TEH generally were not able to be enforced. In addition, TEH was required to assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to approval of the Bankruptcy Court and certain conditions. The contractual obligations and commercial commitments shown in the tables below reflect those leases that were not rejected as part of the process.

        The following table summarizes TEH's material future non-rejected contractual obligations as of December 31, 2009 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 to 5 Years	More Than 5 Years
Debt (including DIP Credit Facility)(a)	$65,669	$—	$—	$—
Estimated interest payment on debt(b)	8,674	—	—	—
Operating leases	7,298	15,709	14,763	58,537
Purchase obligations(c)	1,102	315	2	—

Total	$82,743	$16,024	$14,765	$58,537

(a)
The DIP Credit Facility was repaid in full on the Effective Date.

(b)
Estimated interest payment on debt is based on principal amounts outstanding at December 31, 2009 and the interest rate at December 31, 2009.

(c)
Includes commitments for various contracts, including advertising, maintenance contracts and service agreements.

Off-Balance Sheet Arrangements—TEH

        Realty has been included in TEH's consolidated financial statements as a variable interest entity of which TEH had been the primary beneficiary since the Aztar Acquisition which represents an off-balance sheet arrangement. Realty owns the real estate and substantially all of the non-gaming assets of River Palms, which it leased to a subsidiary of TEH that operated the casino resort. Realty's sole income was rental income derived from the aforementioned lease. Realty was one of the Affiliate Guarantors of the TE Notes and the TE Senior Secured Credit Facility. Upon consummation of the Plan, Realty became a subsidiary of the Company.

        TEH managed market risk arising out of potential fluctuation in interest rates on its and its subsidiaries' variable rate debt, including debt incurred pursuant to the TE Senior Secured Credit Facility and the LandCo Credit Facility, by utilizing interest rate swap agreements. TEH did not utilize derivative financial instruments for trading purposes. Interest differentials resulting from these agreements were recorded on an accrual basis as an adjustment to interest expense. As noted above, the interest rate swap agreements were terminated as of the Petition Date.

Critical Accounting Policies—TEH

        TEH's discussion and analysis of its results of operations and liquidity and capital resources is based on the audited consolidated financial statements which were prepared in conformity with accounting principles generally accepted in the United States. Certain of the accounting policies required management to apply significant judgment in determining the estimates and assumptions for calculating estimates. These judgments were subject to a certain degree of uncertainty. Management's judgments were based on historical experience, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. There can be no assurance that actual results will not differ from those estimates. Changes in these estimates could adversely affect TEH's financial position or results of operations.

        TEH believed the following items are the critical accounting policies and more significant estimates and assumptions used in the preparation of its financial statements. These accounting policies conform to the accounting policies contained in the consolidated financial statements of TEH contained elsewhere in this Annual Report on Form 10-K. TEH's accounting policies were routinely reviewed and, in the ordinary course, could be changed on a going-forward basis.

  Receivables

        Receivables consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts. Receivables are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. An estimated allowance for doubtful accounts was maintained to reduce TEH's receivables to their expected realization, which approximates fair value. The allowance was estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Recoveries of accounts previously written-off are recorded when received.

  Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets or, for capital leases and leasehold improvements, over the shorter of the asset's useful life or the term of the lease. Gains or losses on disposals of assets are recognized when realized or incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred.

        TEH had to make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. In contrast to normal repair and maintenance costs that are expensed when incurred, items TEH classified as maintenance capital were expenditures necessary to keep its existing properties at their current levels and were typically replacement items due to the normal wear and tear of its properties and equipment as a result of use and age. Depreciation expense was highly dependent on the assumptions TEH made about its assets' estimated useful lives. TEH determined the estimated useful lives based on its experience with similar assets, engineering studies and its estimate of the usage of the asset. Whenever events or circumstances occurred which changed the estimated useful life of an asset, TEH accounted for the change prospectively.

  Beneficial Interest in Trust

        Beneficial interest in Trust represents TEH's interest in Tropicana AC which was held in the ICA Trust. TEH accounted for its beneficial interest in the ICA Trust under the cost method which was adjusted to fair value in accordance with accounting guidance for investments in debt and equity securities.

  Long-Lived Assets

        TEH evaluated property and equipment and other long-lived assets for impairment in accordance with accounting guidance related to impairment or disposal of long-lived assets. For assets to be held for sale, TEH recognized the asset to be sold at the lower of carrying value or fair value less costs to sell. Fair value for assets held for sale are generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For long-lived assets to be held and used, TEH reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, TEH compared the estimated undiscounted future cash flows of the asset to its carrying value. If the undiscounted cash flows exceeded the carrying value, no impairment was indicated. If the undiscounted cash flows was less than the carrying value, then impairment was measured based on estimated fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

  Goodwill and Intangible Assets

        In accordance with accounting guidance related to goodwill and other intangible assets, TEH tested for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates. Goodwill for relevant reporting units was tested for impairment using a discounted cash flow model based on the estimated future results of TEH's reporting units, discounted using TEH's weighted average cost of capital and market indicators of terminal year capitalization rates. The implied fair value of a reporting unit's goodwill was compared to the carrying value of that goodwill. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is implied fair value of goodwill. If the implied fair value of the goodwill was less than its carrying value, then it was written down to its implied fair value.

        Indefinite-lived intangible assets were tested for impairment using a discounted cash flow approach and were not amortized. Intangible assets with a definite life were amortized over their useful life which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assessed the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.

        Inherent in the reviews of the carrying amounts of the goodwill and intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from TEH's estimates. If TEH's estimates of future cash flows were not met, TEH would have had to record additional impairment charges in future accounting periods. TEH's estimates of cash flows were based on current regulatory, political and economic climates, recent operating information and budgets of the various properties where TEH conducted operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to TEH's properties.

  Self-Insurance Accruals

        TEH was self-insured up to certain stop loss amounts for employee health coverage, workers' compensation and general liability cost. Insurance claims and reserves included accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as provided by a third party. In estimating these accruals, TEH considered historical loss experience and made judgments about the expected levels of costs per claim. TEH believed its estimates of future liability were reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. TEH continually monitored changes in claim type and incident and evaluated the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points.

  Customer Loyalty Program

        TEH provided certain customer loyalty programs (the "Programs") at its casinos, which allow customers to redeem points earned from their gaming activity for cash, food, beverage, rooms or merchandise. Under the Programs, customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the Programs. TEH recorded a liability for the estimated cost of the outstanding points under the Programs that it believed will ultimately be redeemed which is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, TEH accrued this cost, after consideration of estimated redemption rates, as they were earned which is included in promotional allowances. For points that may only be redeemed for goods or services but not for cash, TEH estimated the cost and accrued for this expense as the points were earned from gaming play which was recorded as casino operating costs and expense.

  Income Tax

        For income tax purposes, Wimar was the ultimate parent company of TEH. In 2007, Wimar and all of its subsidiaries including TEH but excluding the acquired Aztar entities were flow-through entities and filed for federal income tax purposes as part of the Wimar consolidated S-Corporation return. On January 1, 2008, Wimar and several of its subsidiaries that were previously qualified S-Corporation subsidiaries converted to C-Corporations.

        TEH accounted for income taxes under accounting guidance for income taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this accounting guidance, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Future tax benefits are recognized to the extent that realization of those benefits is considered more likely than not and a valuation allowance is established for deferred tax assets which do not meet this threshold.

  Recently Issued Accounting Standards

        In June 2009, the FASB issued new accounting standards regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity ("QSPE") concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. These new accounting standards are effective January 1, 2010. The Company is currently evaluating the impact, if any, of adopting these new accounting standards on its consolidated financial statements.

        A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, that the implementation of such proposed standards would have on its consolidated financial statements.

  Fresh Start Reporting

        As of the Effective Date, the Company is required to adopt the "fresh start" provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively, as of such Effective Date. Certain of these values may differ materially from the values recorded on the consolidated balance sheet as of December 31, 2009 included elsewhere in this Annual Report on Form 10-K. Additionally, the Company's results of operations after the application of fresh start reporting are not comparable to TEH's results of operations for previous periods. The Company may also choose to make other changes in accounting practices and policies as of or after the Plan's Effective Date. For all of these reasons, the Company's consolidated financial statements for periods subsequent to the Effective Date of the Plan will not be comparable with TEH's prior periods.

Management's Discussion and Analysis of Financial Condition and Results of Operations—Tropicana AC

Overview and Presentation—Tropicana AC

        The discussion of Tropicana AC in TEH's Management's Discussion and Analysis of Financial Condition and Results of Operations refers to the financial presentation of Tropicana AC from the perspective of TEH only. Pursuant to the Sale and the Asset Purchase Agreement, Tropicana AC became a subsidiary of the Company on the Effective Date. Since the results of Tropicana AC are only consolidated in TEH's financial statements for the period January 3, 2007 (date of acquisition) through December 12, 2007 (the date the Trust was activated), a separate management's discussion and analysis of financial condition and results of operations for Tropicana AC is presented below. The financial data presented below reflects the historical assets and liabilities of Tropicana AC and does not reflect any purchase price allocation related to the Aztar Acquisition. As such, the data presented below does not reflect the increased depreciation, amortization or subsequent impairment charge recorded by TEH in 2007.

        Tropicana AC is situated on a 14-acre site with approximately 660 feet of ocean frontage along the Boardwalk in Atlantic City, New Jersey. The property features 2,129 hotel rooms and suites, approximately 3,158 slot machines, 135 table games, 35 poker tables and 13 restaurants and bars. The property also features The Quarter, a Havana-themed, more than 200,000 square foot Las Vegas-style indoor entertainment and retail center, including 15 restaurants, 25 shops and an IMAX theatre. Other amenities include a 2,000-seat showroom, a full service spa and salon, a health club and indoor pool, a beach and pool bar and approximately 120,000 square feet of convention space.

Key Performance Indicators

        The primary business of Tropicana AC is the ownership and operation of a resort which offers casino gaming, hotel accommodations, dining, entertainment, retail and other resort amenities. As a resort-based company, the operating results of Tropicana AC are highly dependent on the volume of customers to its property, which in turn impacts the total sums wagered by customers and the price that Tropicana AC can charge for its hotel rooms and food and beverage menu items.

        Revenues are one of the main performance indicators at Tropicana AC with more than 80% of Tropicana AC's net revenues generated from casino revenues. Casino revenues represent the net win from gaming activities such as slot machines and table games. The majority of casino revenues is counted in the form of cash and chips and therefore is not subject to any significant or complex estimation. Most of Tropicana AC's revenues are essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. As a result, fluctuations in net revenues will have a direct impact on cash flows from operating activities. Other performance indicators include hotel occupancy which is a volume indicator for its hotel and the average daily rate which is a price indicator for the amount customers paid for its hotel rooms.

Results of Operations—Tropicana AC

        The following table highlights the results of operations for Tropicana AC (dollars in thousands):

	Year ended December 31, 2009	Percent change	Year ended December 31, 2008	Percent change	Year ended December 31, 2007
Net revenues	$321,629	(13)%	$370,368	(14)%	$433,010
Total operating costs and expenses	343,731	(7)%	368,022	6%	346,618
Operating (loss) income	(22,102)	n/m	2,346	(97)%	86,392
Net loss	(44,485)	n/m	(56,001)	n/m	(26,375)

n/m—Not meaningful.

  Comparison of the year ended December 31, 2009 to December 31, 2008

        Net revenues at Tropicana AC decreased approximately $48.7 million to $321.6 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to the continued slowing economic conditions and its effect on consumer spending which affected each of Tropicana AC's revenue sources. Casino revenues decreased 14% in the year ended December 31, 2009 as compared to the year ended December 31, 2008 as a result of decreased customer visits to the property and decreased customer spend per visit. Room revenues decreased 11% in the year ended December 31, 2009 as compared to the same period in the prior year due to a decrease in occupancy and room rates. The average daily room rate at Tropicana AC decreased to $97 in the year ended December 31, 2009 as compared to $103 for the year ended December 31, 2008 while room occupancy decreased to 83% in the year ended December 31, 2009 as compared to 87% in the year ended December 31, 2008. Food and beverage revenues decreased 10% in the year ended December 31, 2009 from the year ended December 31, 2008 due to reduced consumer spending.

        For the year ended December 31, 2009, operating loss was approximately $22.1 million as compared to operating income of $2.3 million in the year ended December 31, 2008 primarily due to the reduced revenues as noted above and $2.0 million in reorganization items as a result of the Adamar Bankruptcy Case.

        Tropicana AC reported a net loss of approximately $44.5 million during the year ended December 31, 2009 as compared to $56.0 million in the year ended December 31, 2008. The decrease in net loss in 2009 was the result of a reduction in interest expense in the year ended December 31, 2009 to approximately $18.0 million as compared to $53.4 million in 2008 and a reduction in license denial expense in the year ended December 31, 2009 to approximately $3.8 million as compared to $6.2 million in 2008 offset by the increase in the operating loss during 2009. Interest expense decreased due to Tropicana AC not recognizing interest expense subsequent to April 29, 2009 as a result of the Adamar Bankruptcy Cases.

  Comparison of the year Ended December 31, 2008 to December 31, 2007

        Net revenues at Tropicana AC decreased approximately $62.6 million to $370.4 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to the slowing economic conditions and its effect on consumer spending which affected each of Tropicana AC's revenue sources. Casino revenues decreased 14% to approximately $300.0 million in the year ended December 31, 2008 from $348.2 million in the year ended December 31, 2007 as a result of decreased customer visits to the property and decreased customer spend per visit. Room revenues decreased 20% to approximately $35.9 million in the year ended December 31, 2008 from $44.6 million in the year ended December 31, 2007 due to a decrease in occupancy and room rates. The average daily room rate at Tropicana AC decreased to $103 in the year ended December 31, 2008 as compared to $109 for the year ended December 31, 2007 while the room occupancy decreased to 87% in the year ended December 31, 2008 as compared to 91% in the year ended December 31, 2007. Food and beverage revenues decreased 16% to approximately $17.5 million in the year ended December 31, 2008 from $20.7 million in the year ended December 31, 2007 due to reduced consumer spending.

        For the year end December 31, 2008, operating income was approximately $2.3 million as compared to $86.4 million in the year ended December 31, 2007. Included in operating income in 2007 was approximately $24.4 million in construction accident recoveries. Operating income for 2008 was impacted by the declining net revenues and increases in marketing expenses, utilities costs and repairs and maintenance expense.

        Tropicana AC reported a net loss of approximately $56.0 million during the year ended December 31, 2008 as compared to $26.4 million in the year ended December 31, 2007. The increase in net loss in 2008 was the result of lower operating income, an increase in license denial expenses during 2008 to $6.2 million as compared to $1.6 million in 2007 which was offset by an income tax benefit of $0.3 million in 2008 as compared to an income tax provision of $59.1 million in 2007.

Liquidity and Capital Resources—Tropicana AC

  Overview and Effect of Recent Developments

        The liquidity and capital resources of Tropicana AC were significantly affected by the Adamar Bankruptcy Case. The bankruptcy proceedings resulted in limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of Tropicana AC Parties' bankruptcy filing, the Tropicana AC Parties were not permitted to make any payments on its prepetition liabilities without prior Bankruptcy Court approval. Tropicana AC incurred significant losses from operations prior to, and during the bankruptcy proceedings. Also, Tropicana AC has an accumulated deficit and negative working capital as of December 31, 2009 and 2008. In addition, because Tropicana AC was in bankruptcy, its ability to finance operations was dependent on its cash flows. These conditions, among other factors, raised substantial doubt about Tropicana AC's ability to continue as a going concern at December 31, 2009.

        Tropicana AC's cash flow may be affected by a variety of factors, many of which are outside of its control, including regulatory issues, competition, financial markets and other general business conditions. Tropicana AC cannot assure you that it will possess sufficient income and liquidity to meet all of its liquidity requirements and other obligations. Although Tropicana AC believes that amounts required to meet its financial and operating obligations will be available from its operations and from funds currently held by Tropicana AC, its results for future periods are subject to numerous uncertainties. Tropicana AC may encounter liquidity problems, which could affect its ability to meet its obligations while attempting to meet competitive pressures or adverse economic conditions. Tropicana AC's primary cash requirements for 2010 are expected to include maintenance and other capital expenditures.

  Year Ended December 31, 2009

        During the year ended December 31, 2009, Tropicana AC's cash flows provided by operating activities were approximately $30.2 million, as compared to $29.9 million for the year ended December 31, 2008, reflecting a $0.3 million increase in cash flows from operations compared to the prior year. Tropicana AC had approximately $69.8 million in cash and cash equivalents as of December 31, 2009.

        During the year ended December 31, 2009, total capital expenditures were approximately $10.2 million for maintenance capital expenditures and various other projects. In contrast to normal repair and maintenance costs that are expensed when incurred, items that Tropicana AC classified as maintenance capital were expenditures necessary to keep its existing property at its current level and were typically replacement items due to the normal wear and tear of the property and equipment as a result of use and age. Capital expenditures for the year ended December 31, 2009 were approximately $6.6 million lower than the prior year due to Tropicana AC's reduced capital spending in 2009 in response to then current market conditions and the then pending sale of the property.

Contractual Obligations—Tropicana AC

        Tropicana AC assumed various financial obligations and commitments in the normal course of operating and financing activities. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against Tropicana AC generally may not be enforced. In addition, Tropicana AC generally was required to assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to approval of the Bankruptcy Court and certain conditions. The contractual obligations and commercial commitments shown in the tables below reflect those leases that were not rejected as part of the process.

        The following table summarizes Tropicana AC's material future non-rejected contractual obligations as of December 31, 2009 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 To 5 Years	More Than 5 Years
Long-term debt	$36	$81	$89	$—
Estimated interest payments on long-term debt(a)	15	21	9	—
Operating leases(b)	5,060	9,959	9,690	296,492

Total	$5,111	$10,061	$9,788	$296,492

(a)
Estimated interest payments on long-term debt are based on principal amounts outstanding at each year end and interest rate at December 31, 2009.

(b)
The operating leases shown in the table above includes operating leases between affiliated companies which upon the consummation of the Amended and Restated Purchase Agreement, became an intercompany transaction between wholly owned subsidiaries. The total of these leases are $4,700 for payments due in each of the years 2010, 2011, 2012, 2013 and 2014 and $296,492 due in years thereafter.

        As discussed in "Item 1—Background," Tropicana AC was a guarantor of the indebtedness incurred by TEH pursuant to the TE Notes and the TE Senior Secured Credit Facility.

Off-Balance Sheet Arrangements—Tropicana AC

        Tropicana AC does not have any off-balance sheet arrangements.

Critical Accounting Policies—Tropicana AC

        Tropicana AC's discussion and analysis of its financial position and results of operations are based upon its audited consolidated financial statements which were prepared in conformity with accounting principles generally accepted in the United States. Certain of the accounting policies require management to apply significant judgment in defining the estimates and assumptions for calculating estimates. These judgments are subject to a certain degree of uncertainty. Management's judgments are based on historical experience, terms of various past and present agreements and contracts, industry trends and information available from other sources, as appropriate. There can be no assurance that actual results will not differ from those estimates. Changes in these estimates could adversely affect Tropicana AC's financial position or results of operations.

        Tropicana AC believes the following items are critical accounting policies and more significant estimates and assumptions used in the preparation of their financial statements. These accounting policies conform to the accounting policies contained in the consolidated financial statements of Tropicana AC contained elsewhere in this Annual Report on Form 10-K. Tropicana AC's accounting policies are routinely reviewed and they may, in the ordinary course, be changed on a going-forward basis.

  Property and Equipment

        Property and equipment are stated at cost. Maintenance and repairs are charged to operations when incurred. Renewals and betterments which significantly extend the useful lives of existing property and equipment are capitalized. During construction, Tropicana AC capitalizes interest and other direct and indirect costs, which are primarily property taxes, insurance costs, outside legal costs and the compensation costs of project personnel devoted exclusively to managing the project. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. Gains and losses on dispositions of property and equipment are reflected in earnings as realized.

        Depreciation is computed on a straight-line basis over the estimated useful lives. Leasehold improvements are amortized over the lower of the estimated useful life of the improvement or the term of the related lease.

  Valuation of Long-Lived Assets

        Long-lived assets and certain identifiable intangibles held and used by Tropicana AC are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

  Income Taxes

        Deferred tax asset and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Management's Discussion and Analysis of Financial Condition and Results of Operations—CP Vicksburg

Overview and Presentation—CP Vicksburg

        CP Vicksburg was created on January 23, 2003, for the purpose of acquiring the riverboat gaming operation in Vicksburg, Mississippi, operating as Vicksburg Horizon. CP Vicksburg was one of the Affiliate Guarantors under the TE Notes, TE Senior Secured Credit Facility and DIP Credit Facility.

        Vicksburg Horizon is situated in downtown Vicksburg, Mississippi, in close proximity to the Vicksburg Memorial Battlefield Park and within walking distance to the Vicksburg Convention Center. The property features a 297-foot multi-level, antebellum style, dockside riverboat casino housing approximately 382 slot machines. Additional amenities include 117 hotel rooms, a restaurant featuring a comfortable setting and freshly prepared meals with a Southern touch, two covered parking garages as well as additional surface parking. Vicksburg Horizon attracts both local patrons and patrons primarily from the Jackson, Mississippi and Monroe, Louisiana areas.

Key Performance Indicators

        The primary business for CP Vicksburg is the ownership and operation of a riverboat casino which includes offering casino gaming, hotel accommodations, dining, entertainment, retail and other amenities. The operating results of CP Vicksburg are highly dependent on the volume of customers to its property, which in turn impacts the total sums wagered by customers and price that CP Vicksburg can charge for its hotel rooms and food and beverage menu items.

        Revenues are one of the main performance indicators at CP Vicksburg with more than 80% of CP Vicksburg's net revenues generated from casino revenues. Casino revenues represent the net win from gaming activities such as slot machines and table games. The majority of casino revenues is counted in the form of cash and chips and therefore is not subject to any significant or complex estimation. Most of CP Vicksburg's revenues are essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. As a result, fluctuations in net revenues will have a direct impact on cash flows from operating activities. Other performance indicators include hotel occupancy which is a volume indicator for its hotel and the average daily rate which is a price indicator for the amount customers paid for its hotel rooms.

Results of Operations—CP Vicksburg

        The following table highlights the results of operations for CP Vicksburg (dollars in thousands):

	Year ended December 31, 2009	Percent change	Year ended December 31, 2008	Percent change	Year ended December 31, 2007
Net revenues	$12,448	(49)%	$24,576	(17)%	$29,680
Total operating costs and expenses	19,722	(48)%	37,775	11%	34,014
Operating loss	(7,274)	n/m	(13,199)	n/m	(4,334)
Net loss	(15,097)	n/m	(2,293,026)	n/m	(4,099)

n/m—Not meaningful.

  Comparison of the year ended December 31, 2009 to December 31, 2008

        Net revenues of approximately $12.4 million for the year ended December 31, 2009 decreased 49% as compared to $24.6 million for the year ended December 31, 2008 primarily as a result of new competition in the market and reduced discretionary customer spending due to the continued economic slowdown. In October 2008, a new competitor opened a $100 million casino-hotel in Vicksburg and another competitor completed an expansion which added two additional restaurants in September 2008, a VIP lounge in July 2008 and increased its gaming space and added a covered parking garage in May 2008, all of which have negatively impacted our operating results and market share. In addition, as of December 31, 2009, Washington Street Bridge in downtown Vicksburg had been closed since January 2009 with no scheduled date of repair. This closure affected the accessibility to Vicksburg Horizon as Washington Street is the most direct route from Interstate 20 and is also the primary connection from Vicksburg Horizon to its competitors. Due to the factors mentioned above, 2009 casino revenues of approximately $11.2 million decreased $11.9 million over 2008, hotel room revenues decreased $0.6 million in 2009 and food and beverage revenues also decreased $1.9 million over 2008. Offsetting the decrease in casino, room and food and beverage revenues was a $2.5 million reduction in year-over-year promotional allowances. Room revenues were also impacted by a decrease in the average room rate to $51 in the year ended December 31, 2009 as compared to $72 in the year ended December 31, 2008 while room occupancy decreased to 40% from 49% in the same periods.

        For the year ended December 31, 2009 operating loss of approximately $7.3 million decreased $5.9 million as compared to an operating loss of $13.2 million for the year ended December 31, 2008. The operating loss for 2009 and 2008 included impairment charges related to property and equipment of approximately $2.6 million and $10.0 million, respectively. In addition, the operating loss for the year ended December 31, 2008 included a reserve related to receivables from affiliates of $2.7 million. Excluding the impact of the impairment charges and reserve, 2009 operating loss increased $4.2 million over 2008. The increase in the 2009 operating loss was primarily related to the $12.1 million decrease in net revenues mentioned above, offset by a $4.2 million decrease in casino operating expenses, a $1.5 million decrease in marketing, advertising and promotional expenses, a $1.0 million decrease in general and administrative costs and a $1.0 million decrease in depreciation and amortization expense. The decrease in casino operating expenses resulted from a $1.4 million decrease in gaming taxes resulting from lower gaming revenues, headcount reductions and other cost savings initiatives. The year-over-year decrease in depreciation and amortization expense is related to impairment charges for property and equipment recorded in December 2008.

        CP Vicksburg incurred a net loss of approximately $15.1 million for the year ended December 31, 2009 as compared to a net loss of $2.3 billion for the prior year period. The net loss in both periods resulted from the factors mentioned above and an $8.0 million non-cash charge in the current year compared to a $2.3 billion non-cash charge in the prior year. The non-cash charges related to CP Vicksburg's guarantee of TEH's debt which was in default as a result of the New Jersey License Denial as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—TEH".

  Comparison of the year ended December 31, 2008 to December 31, 2007

        Net revenues of approximately $24.6 million for the year ended December 31, 2008 decreased $5.1 million or 17% as compared to $29.7 million for the year ended December 31, 2007. The decrease in net revenues primarily resulted from a $5.5 million decrease in year-over-year casino revenues. The decrease in casino revenues was the result of the new competition in the market discussed above and the current economic slowdown and its negative impact on discretionary spending of casino customers. Additionally, the property lost market share while gaming revenue within the Mississippi—Central Region South River market increased slightly.

        For the year ended December 31, 2008 operating loss of approximately $13.2 million increased $8.9 million as compared to an operating loss of $4.3 million for the year ended December 31, 2007. Operating loss for 2008 included impairment charges related to property and equipment of approximately $10.0 million and reserves related to affiliate receivables of $2.7 million. Operating loss for 2007 included $7.2 million for reserves related to affiliate receivables. Excluding the charges in both years, operating income in 2008 decreased $3.4 million over the prior year. The decrease was primarily related to the declines in net revenues mentioned above, offset by a $0.8 million decrease in operating expenses, a $0.5 million decrease in marketing, advertising and promotional expenses and a $0.8 million decrease in gaming taxes resulting from lower gaming revenues. The decrease in operating expenses resulted from various cost savings initiatives.

        Net loss at CP Vicksburg increased to approximately $2.3 billion for the year ended December 31, 2008 as compared to $4.1 million for the year ended December 31, 2007. The increase in net loss is attributed to $2.3 billion non-cash charge related to the guarantee of TEH's debt which was in default as a result of the New Jersey License Denial as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—TEH". In addition, CP Vicksburg recorded $1.0 million in proceeds in 2008 as a result of the cancellation of an agreement for its potential sale.

Liquidity and Capital Resources—CP Vicksburg

  Overview and Effect of Recent Developments

        The liquidity and capital resources of CP Vicksburg were significantly affected by the Chapter 11 Cases, which resulted in limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result, CP Vicksburg was not permitted to make any payments on its prepetition liabilities without prior Bankruptcy Court approval.

        CP Vicksburg incurred significant losses from operations prior to, and during the bankruptcy proceedings. Also, CP Vicksburg had an accumulated deficit as of December 31, 2009 and 2008. These conditions, among other factors, raised substantial doubt about CP Vicksburg's ability to continue as a going concern at December 31, 2009.

        CP Vicksburg's cash flows generated by operations had generally been used to fund reinvestment in its existing operations, make loans to TEH to service its indebtedness, make interest payments on indebtedness and return capital through distributions to owners. CP Vicksburg historically supplemented the cash flows generated by its operations with liquidity provided by financing activities, particularly the incurrence of debt and capital contributions or loans from affiliates.

        As an Affiliate Guarantor under DIP Credit Facility, CP Vicksburg was required to dedicate a substantial portion of its cash flows from operations to payments in respect of indebtedness arising from the guarantee. Furthermore, by virtue of being an Affiliate Guarantor under the DIP Credit Facility, CP Vicksburg's liquidity position was affected by many of the factors that affect the liquidity of TEH, including, without limitation the factors described under the caption "Management's Discussion and Analysis—TEH—Liquidity and Capital Resources."

  Year Ended December 31, 2009

        For the year ended December 31, 2009, cash flows used in operating activities were approximately $1.4 million and $0.5 million was used to fund capital expenditures.

Contractual Obligations—CP Vicksburg

        CP Vicksburg assumes various financial obligations and commitments in the normal course of operating and financing activities. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against CP Vicksburg generally may not be enforced. In addition, CP Vicksburg generally was required to assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to approval of the Bankruptcy Court and certain conditions. The contractual obligations and commercial commitments shown in the tables below reflect those leases that were not rejected as part of the process.

        The following table summarizes CP Vicksburg's material future non-rejected contractual obligations as of December 31, 2009 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 To 5 Years	More Than 5 Years
Operating leases	$575	$1,126	$1,126	$10,414
Purchase obligations(a)	76	—	—	—

Total	$651	$1,126	$1,126	$10,414

(a)
Includes commitments for various contracts, including advertising, maintenance contracts and service agreements.

        As discussed in "Item 1—Background", CP Vicksburg was a Guarantor of the indebtedness incurred by TE pursuant to the TE Notes and the TE Senior Secured Credit Facility which is included in liabilities subject to compromise as a result of CP Vicksburg filing for bankruptcy protection.

        CP Vicksburg's ability to service its contractual obligations and commitments depends on its future performance, which will be affected by, among other things, the factors identified in "Item 1A—Risk Factors" of this Annual Report on Form 10-K, prevailing economic conditions and financial, business and other factors, certain of which are beyond its control.

Off-Balance Sheet Arrangements—CP Vicksburg

        CP Vicksburg does not have any off-balance sheet arrangements.

Critical Accounting Policies—CP Vicksburg

        CP Vicksburg's discussion and analysis of its results of operations and liquidity and capital is based on the audited financial statements which were prepared in conformity with accounting principles generally accepted in the United States. Certain of the accounting policies require management to apply significant judgment in defining the estimates and assumptions for calculating estimates. These judgments are subject to a certain degree of uncertainty. Management's judgments are based on historical experience, terms of various past and present agreements and contracts, industry trends and information available from other sources, as appropriate. There can be no assurance that actual results will not differ from those estimates. Changes in estimates could adversely affect CP Vicksburg's financial position or results of operations.

        The estimates and assumptions made by management in connection with the preparation of financial statements for CP Vicksburg are similar to the estimates and assumptions made by management in connection with its preparation of financial statements for TEH. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—TEH—Critical Accounting Policies" for a brief description of several of these estimates and assumptions.

Management's Discussion and Analysis of Financial Condition and Results of Operations—JMBS Casino

Overview and Presentation—JMBS Casino

        JMBS Casino was formed on January 23, 2002 for the purpose of acquiring a riverboat gaming operation in Greenville, Mississippi, operating as Jubilee. JMBS Casino was an Affiliate Guarantor under the TE Notes, TE Senior Secured Credit Facility and DIP Credit Facility.

        Jubilee is located in Greenville, approximately 90 miles south from Vicksburg, Mississippi. A $4 million renovation was completed in November 2007. The 240-foot, three-deck dockside riverboat features a casino on two floors housing approximately 485 slot machines and 7 table games, with the third floor available for concerts and special events. The property also includes a deli on the first floor and a bar on each floor. A 500-space surface parking lot is located offsite with an additional 200 parking spaces available onsite when the water level is low. The property also owns and operates the Greenville Inn & Suites, a 41 room suite hotel located less than a mile away which offers free shuttle service to and from the Jubilee and Lighthouse Point. Jubilee draws the majority of its customers within a 30 mile radius of Greenville and to a lesser extent the Little Rock, Arkansas, area.

Key Performance Indicators

        The primary business for JMBS Casino is the ownership and operation of a riverboat casino which includes offering casino gaming, hotel accommodations, dining, entertainment, retail and other amenities. The operating results of JMBS Casino are highly dependent on the volume of customers to its property, which in turn impacts the total sums wagered by customers and the price that JMBS Casino can charge for its hotel rooms and food and beverage menu items.

        Revenues are one of the main performance indicators at JMBS Casino with more than 80% of JMBS Casino's net revenues generated from casino revenues. Casino revenues represent the net win from gaming activities such as slot machines and table games. The majority of casino revenues is counted in the form of cash and chips and therefore is not subject to any significant or complex estimation. Most of JMBS Casino's revenues are essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. As a result, fluctuations in net revenues will have a direct impact on cash flows from operating activities. Other performance indicators include hotel occupancy which is a volume indicator for its hotel and the average daily rate which is a price indicator for the amount customers paid for its hotel rooms.

Results of Operations—JMBS Casino

        The following table highlights the results of operations for JMBS Casino (dollars in thousands):

	Year Ended December 31, 2009	Percent change	Year Ended December 31, 2008	Percent change	Year Ended December 31, 2007
Net revenues	$15,694	(17)%	$18,981	(28)%	$26,500
Total operating costs and expenses	14,413	(48)%	27,962	20%	23,317
Operating income (loss)	1,281	n/m	(8,981)	n/m	3,183
Net (loss) income	(6,322)	n/m	(2,289,899)	n/m	3,505

n/m—Not meaningful.

  Comparison of the year ended December 31, 2009 to December 31, 2008

        Net revenues of approximately $15.7 million for the year ended December 31, 2009 decreased $3.3 million as compared to $19.0 million the year ended December 31, 2008. The decrease in net revenues is primarily related to a $6.0 million decline in casino revenues offset by a $2.9 million decrease in promotional allowances. The decrease in casino revenues was a result of the continued market share decline and increased competition in the Greenville market, as well as the impact of the economic downturn on the Greenville gaming market in 2009. These factors resulted in decreased customer visits and reduced discretionary customer spending. The decrease in promotional allowances was due to the decline in casino revenues.

        For the year ended December 31, 2009 operating income of approximately $1.3 million increased $10.3 million as compared to an operating loss of $9.0 million for the year ended December 31, 2008. Prior year operating loss included an impairment charge related to goodwill of $8.3 million and a reserves related to receivables from affiliates of $1.5 million. Excluding the impact of the impairment charge and reserve in the prior year, current year operating income increased $0.4 million over the prior year. The increase was primarily related to a $1.6 million decrease in operating expenses, a $0.6 million decrease in marketing, advertising and promotional expenses and a $1.1 million decrease in general and administrative expense offset by a decrease in net revenues mentioned above. The decrease in operating expenses, marketing, advertising and promotional expenses and general and administrative expenses resulted from headcount reductions and other cost saving initiatives.

        JMBS Casino incurred a net loss of approximately $6.3 million for the year ended December 31, 2009 as compared to a net loss of $2.3 billion for the prior year. The net loss in both periods resulted from the factors mentioned above and an $8.0 million non-cash charge in the current year compared to a $2.3 billion non-cash charge in the prior year. The non-cash charges related to JMBS Casinos's guarantee of TEH's debt which was in default as a result of the New Jersey License Denial as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—TEH."

  Comparison of the year ended December 31, 2008 to December 31, 2007

        Net revenues of approximately $19.0 million for the year ended December 31, 2008 decreased $7.5 million as compared to $26.5 million for the year ended December 31, 2007. The decrease in net revenues was primarily the result of a $7.6 million decrease in casino revenues from the prior year. The decrease in casino revenues was primarily the result of new competition entering the Greenville market in November 2007 which impacted customer visitation to the property. Overall, in 2009 the property lost market share with industry gaming revenue within the Mississippi—Central Region South River market increasing slightly. Additionally, discretionary customer spending declined given the economic slowdown in the United States economy and the related impact on the local Greenville market.

        For the year ended December 31, 2008 operating loss of $9.0 million increased $12.2 million as compared to operating income of $3.2 million for the year ended December 31, 2007. Operating loss for 2008 included an impairment charge related to goodwill of approximately $8.3 million and a reserve related to affiliate receivables of $1.5 million. Operating income for 2007 included a $5.2 million for reserve related to affiliate receivables. Excluding the charges in both years, operating income in 2008 decreased $7.6 million over the prior year. The decrease was primarily related to the decrease in net revenues mentioned above, with net operating costs and expenses remaining relatively flat from 2007.

        JMBS Casino incurred a net loss of approximately $2.3 billion for the year ended December 31, 2008 as compared to net income of $3.5 million for the year ended December 31, 2007. The increase in net loss was attributed to $2.3 billion non-cash charge related to the guarantee of TEH's debt which was in default as a result of the New Jersey License Denial as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—TEH."

Liquidity and Capital Resources—JMBS Casino

  Overview and Effect of Recent Developments

        The liquidity and capital resources of JMBS Casino were significantly affected by the Chapter 11 Cases, which resulted in limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result, JMBS Casino was not permitted to make any payments on its prepetition liabilities without prior Bankruptcy Court approval.

        JMBS Casino incurred significant losses from operations prior to, and during the bankruptcy proceedings. Also, JMBS Casino has an accumulated deficit as of December 31, 2009 and 2008. These conditions, among other factors, raised substantial doubt about JMBS Casino's ability to continue as a going concern at December 31, 2009.

        Historically, cash flows generated by operations for JMBS Casino were generally used to fund reinvestment in its existing operations, make loans to TEH to enable that company to service its indebtedness and to return capital through distributions to its members. In addition, historically, JMBS Casino supplemented the cash flows generated by its operations with liquidity provided by financing activities, particularly the incurrence of bank debt and capital contributions.

        As an Affiliate Guarantor under the DIP Credit Facility, JMBS Casino was required to dedicate a substantial portion of its cash flows from operations to payments in respect of indebtedness arising from the guarantee. Furthermore, by virtue of being an Affiliate Guarantor under the DIP Credit Facility, JMBS Casino's liquidity position was affected by many of the factors that affect the liquidity of TEH, including, without limitation the factors described under the caption "Management's Discussion and Analysis—TEH—Liquidity and Capital Resources." JMBS Casino's primary cash requirements for 2010 are expected to include maintenance and other capital expenditures.

  Year Ended December 31, 2009

        For the year ended December 31, 2009, JMBS Casino generated cash flows from operating activities of $3.3 million, of which approximately $0.2 million was used to fund net capital expenditures and $2.5 million was loaned to TEH during 2009 to help fund general corporate purposes. The loan accrued interest at the rate of 12.0% per annum and had a maturity date of January 1, 2015. No principal or interest payments were required to be made under the loan until its maturity. On the Effective Date, the loan to TEH was cancelled.

Contractual Obligations—JMBS Casino

        JMBS Casino assumes various financial obligations and commitments in the normal course of operating and financing activities. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against JMBS Casino generally may not be enforced. In addition, JMBS Casino generally was required to assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to approval of the Bankruptcy Court and certain conditions. The contractual obligations and commercial commitments shown in the tables below reflect those leases that were not rejected as part of the process.

        The following table summarizes JMBS Casino's material future non-rejected contractual obligations as of December 31, 2009 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 To 5 Years	More Than 5 Years
Operating leases	$331	$140	$140	$11

        As noted in "Item 1—Background," JMBS Casinos was a Guarantor of all indebtedness incurred by TE pursuant to the TE Notes and the TE Senior Secured Credit Facility which is included in liabilities subject to compromise as a result of JMBS Casino filing for bankruptcy protection.

        JMBS Casinos' ability to service its contractual obligations and commitments depends on its future performance, which will be affected by, among other things, the factors identified in "Item 1A—Risk Factors" of this Annual Report on Form 10-K, prevailing economic conditions and financial, business and other factors, certain of which are beyond its control.

Off-Balance Sheet Arrangements—JMBS Casino

        JMBS Casino does not have any off-balance sheet arrangements.

Critical Accounting Policies—JMBS Casino

        JMBS Casino's discussion and analysis of its results of operations and liquidity and capital is based on the audited financial statements which were prepared in conformity with accounting principles generally accepted in the United States. Certain of the accounting policies require management to apply significant judgment in defining the estimates and assumptions for calculating estimates. These judgments are subject to a certain degree of uncertainty. Management's judgments are based on historical experience, terms of various past and present agreements and contracts, industry trends and information available from other sources, as appropriate. There can be no assurance that actual results will not differ from those estimates. Changes in estimates could adversely affect JMBS Casino's financial position or results of operations.

        The estimates and assumptions made by management in connection with the preparation of financial statements for JMBS Casino are similar to the estimates and assumptions made by management in connection with its preparation of financial statements for TEH. See "Management's Discussion and Analysis—TEH—Critical Accounting Policies" for a brief description of several of these estimates and assumptions.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Predecessors primary exposure to market risk was interest rate risk, specifically long-term United States treasury rates and the applicable spreads in the high-yield investment market and short-term and long-term LIBO rates, and its potential impact on its long-term debt. The Predecessors historically attempted to limit their exposure to interest rate risk by managing the mix of its long-term fixed borrowings and short-term borrowings under its bank credit facility. As primarily all our debt is associated with our Exit Facility, which is at a fixed-rate interest rate, we currently have no exposure to interest rate risk. However, as our fixed-rate debt matures, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be affected by changes in interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this item is contained in the financial statements listed in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

        Disclosed under Item 9A(T).

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2009. This conclusion is based on an evaluation conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations. The evaluation conducted did not include an evaluation of our Predecessors.

Management's Annual Report on Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

        Set forth in the table below are the names, ages, position or positions, and biographical information of our executive officers as of March 31, 2010.

Name	Age	Position
Scott C. Butera	43	Director, President, Chief Executive Officer
Marc H. Rubinstein	48	Senior Vice President, Law and Administration and Secretary
Lance J. Millage	41	Senior Vice President, Finance and Treasurer
Stanley C. Palmer	49	Senior Vice President, Chief Human Resources Officer
Todd Greenberg	45	Senior Vice President, Chief Strategy Officer

        Scott C. Butera.    Mr. Butera has served as our sole director and as President and Chief Executive Officer since our formation, and has also served as President of TEH since March 19, 2008, and as Chief Executive Officer and a member of the Board of Managers of TEH from June 2008 until March 2010. He was a member of the Regulatory Gaming Compliance Committee of the Board of Managers of TEH. TEH filed for relief under Chapter 11 of the Bankruptcy Code on May 5, 2008. Prior thereto, Mr. Butera held a number of executive positions in the gaming industry, including as Chief Operating Officer of the Cosmopolitan Resort Casino in Las Vegas, Nevada, from January 2007 through March 2008, overseeing the company's financial and operating activities. Mr. Butera served as President of Metroflag Management LLC, a casino resort development company located in Las Vegas, from November 2005 through January 2007, where he oversaw the company's operations. Prior to November 2005, he was President, Chief Operating Officer, and Executive Vice President of Trump Hotels & Casino Resorts, Inc., during which time he was involved in the company's financial and operational restructuring, as a result of its filing for relief under Chapter 11 of the Bankruptcy Code on November 21, 2004. Mr. Butera also served previously as an Executive Director for UBS Investment Bank, which culminated a fifteen-year career as an investment banker focused on the gaming, lodging, and real estate industries. Mr. Butera holds a Masters in Business Administration from New York University's Leonard N. Stern School of Business and is a graduate of Trinity College in Hartford, Connecticut. Mr. Butera's depth of experience in the gaming industry, knowledge of the gaming regulatory regime, as well as his intimate knowledge of the Company's business and operations, gives the board of directors valuable industry-specific knowledge and expertise on these and other matters

        Marc H. Rubinstein.    Mr. Rubinstein has served as our Senior Vice President, Law and Administration, and Secretary since our formation and served in the same capacity at TEH since July 28, 2008. Prior to accepting his position with TEH, Mr. Rubinstein held similar positions with other casino gaming companies, including as general counsel and corporate secretary for Cosmopolitan Resort & Casino, Las Vegas, from 2006 through 2008, Wynn Resorts, Limited, from 2000 to 2006, and the Nevada properties of Caesars World, Inc., from 1992 through 2000, including Caesars Palace, Caesars Tahoe, and The Desert Inn, during which time he oversaw all legal matters facing the companies. Mr. Rubinstein began his career with the Las Vegas law firm of Lionel Sawyer & Collins after graduating magna cum laude with a Bachelor of Science from Duke University and receiving a J.D. from New York University School of Law.

        Lance J. Millage.    Mr. Millage has served as our Senior Vice President, Finance and Treasurer since November 16, 2009 and has served in the same capacity at TEH since November 16, 2009. Prior to accepting his position with TEH, Mr. Millage was with Resorts International Holdings, LLC, a company that strategically purchases and resells casino properties, since 2005 as the Senior Vice President and Corporate Controller and prior to that the Assistant General Manger and CFO for their

Resorts East Chicago property, where he oversaw the operations of the company. Prior to that Mr. Millage was the Managing Director of Casino Operations for the Nevada region for Hyatt Gaming Services from 2004 to 2005, where he directed and coordinated gaming operations. Mr. Millage has over 18 years of experience in the casino and hospitality industry with Resorts International, Hyatt Gaming Services and Harrah's Entertainment serving in key financial positions combined with General Management responsibilities. Mr. Millage graduated from the University of Missouri—St. Louis with a Bachelor of Science in Accounting.

        Stanley C. Palmer.    Mr. Palmer has served as our Senior Vice President, Chief Human Resources Officer since our Effective Date and has served in the same capacity at TEH since September 2, 2008. Prior to accepting his position with TEH, Mr. Palmer was Chief Human Resources Officer for Olympia Gaming from 2006 to 2008 and Corporate Vice President of Human Resources for Boyd Gaming from 2003 to 2006. Prior to that Mr. Palmer was employed by Park Place Entertainment Corporation from 1987 to 2003 where he served in various positions, most recently as Senior Vice President of Human Resources. Mr. Palmer holds a Masters in Business Administration and Bachelor of Science in Business Administration from the University of Nevada, Las Vegas.

        Todd Greenberg.    Mr. Greenberg has served as our Senior Vice President, Chief Strategy Officer since our Effective Date and has served in the same capacity at TEH since October 1, 2008. Prior to accepting his position with TEH, Mr. Greenberg was Vice President of Operations for Ameristar Casinos May 2004 to August 2008 and Vice President of Strategic Planning and Analysis for Ameristar Casinos from November 2002 to April 2004, where he was responsible for developing and implementing growth strategies. Mr. Greenberg holds a Masters in Business Administration from Cornell University and graduated from Skidmore College with a Bachelors of Arts.

Directors

        On the Effective Date, we appointed our Board of Directors and set forth in the table below are the names, ages, position or positions, and biographical information of our directors as of the date of this report.

Name	Age	Position
Scott C. Butera	43	Director, President, Chief Executive Officer
Michael G. Corrigan	52	Director
Glenn C. Christenson	60	Director
Stephen Deckoff	44	Director
Carl C. Icahn	74	Director
James L. Nelson	60	Director
Hunter C. Gary	35	Director

        Directors are responsible for overseeing the Company's business consistent with their fiduciary duties to stockholders. This responsibility requires highly skilled individuals with various qualities, attributes and professional experience. Set forth below is biographical information of each director of the Company, including a discussion of such director's particular experience, qualifications, attributes or skills that lead us to conclude that such individual should serve as a director of the Company, in light of the Company's business and structure.

        Michael G. Corrigan.    Mr. Corrigan has served on the Board of Directors since March 2010, and as a member of the Board of Managers of TEH since June 6, 2008. Mr. Corrigan is a media and entertainment professional who has operated as a self-employed independent consultant since 2004. In that period, he also served as Chief Financial Officer of Goldhil Home Media International, a television production and distribution company, in 2006. From 1999 to 2004, Mr. Corrigan was a co-founder of Shelbourne Capital Partners LLC, a boutique advisory firm. Prior thereto, Mr. Corrigan was a senior partner in the Entertainment, Media and Communications practice of Price Waterhouse LLC. Mr. Corrigan is a member of the Board of Directors of ACME Communications Inc., a television broadcast company, and was a member of the Board of Directors of Atari Inc., a video game and home computer company, from 2004 to 2007. Mr. Corrigan is a graduate of the Law School of Trinity College, Dublin, Ireland. Mr. Corrigan's previous experience as a chief financial officer and senior partner a multi national accounting firm provides the board of directors with a wealth of knowledge in dealing with financial and accounting matters, and particularly qualifies him to serve in his role as chairman of the audit committee. As an executive of a financial advisory firm and as a director of other publicly reported companies, Mr. Corrigan brings broad financial and entertainment industry knowledge and experience to the board of directors.

        Glenn C. Christenson.    Mr. Christenson has served on the Board of Directors since March 2010. Mr. Christenson has been the Managing Director of Velstand Investments, LLC, a private investment management company, since 2004. He served as Chief Financial Officer of Station Casinos, Inc. from 1989 to March 30, 2007, Treasurer from 1992 to March 30, 2007, and also served as its Principal Accounting Officer until March 30, 2007. From 1983 to 1989, he served as a Partner of Deloitte Haskins & Sells (now Deloitte & Touche), where he served as Partner-in-charge of Audit Services for the Nevada practice and National Audit Partner for the Hospitality Industry. Mr. Christenson has been a Director of NV Energy, Inc. (formerly Sierra Pacific Resources), a utility holding company, since May 7, 2007 where he also serves as the Chairman of the Audit Committee. He is also a Director of First American Corporation, a financial services company specializing in the surety and title insurance industry, since April 14, 2008. He serves as chairman of the National Center for Responsible Gaming, the Nevada State College Foundation Board and the Nevada Development Authority Board. Mr. Christenson served as a Director of Nevada Community Bank from 2001 to 2005 and as a Director of Station Casinos, Inc. from 1993 to December 9, 2003. He served on the Board of Trustees of the Las Vegas Convention and Visitors Authority from 2005 to 2007. Mr. Christenson was named to the Nevada Society of CPAs Hall of Fame for Business and Industry in 2002 and was designated one of the most influential Businessmen in southern Nevada by In Business magazine in 2002. In a poll of investors and analysts conducted by Institutional Investor Magazine, Christenson was named the top Chief Financial Officer in the gaming and lodging industry in 2006 and 2007. Mr. Christenson is a Certified Public Accountant. He holds an undergraduate degree in business administration from Wittenberg University and an MBA in finance from The Ohio State University. Mr. Christenson's extensive experience and recognition in the gaming and lodging industry, including his experience with the regulatory regime of the state of Nevada, provides the board of directors with valuable insight into the highly regulated gaming industry. In addition, Mr. Christenson's previous experience as chief financial officer of a publicly traded company and as a partner at a multi-national accounting firm provides the board of directors with valuable knowledge in dealing with financial and accounting matters, and particularly qualifies him to serve in his role on the audit committee.

        Stephen Deckoff.    Mr. Deckoff has served on the Board of Directors since March 2010. Mr. Deckoff is the Managing Principal of Black Diamond Capital Management, L.L.C. ("BDCM") and is responsible for all portfolio management and business operations. Prior to the founding of BDCM in 1995, Mr. Deckoff was a Senior Vice President of Kidder, Peabody & Co. Inc. ("Kidder"), formerly a wholly owned subsidiary of GE Capital Corporation. At Kidder, Mr. Deckoff was head of the Structured Finance Group. Under Mr. Deckoff's direction, the group was responsible for new issue origination, transaction structuring and trading for all non-first mortgage related assets. Prior to joining Kidder in December 1993, Mr. Deckoff was a Managing Director in the Structured Finance Group at Bear Stearns & Co., Inc. ("Bear Stearns") where his responsibilities included all phases of transaction development and group management. Before joining Bear Stearns, Mr. Deckoff had worked in the Structure Finance Department of Chemical Securities, Inc. and the Fixed Income Research Department at Drexel Burnham Lambert. Mr. Deckoff has a B.S. in Operations Research from the Engineering School at Cornell University. Mr. Deckoff's previous experience in numerous positions in the financial services industry provides the board of directors with a broad base of knowledge in dealing with financial and accounting matters facing the Company. As an executive of numerous investment banks, Mr. Deckoff also brings broad financial knowledge and experience to the board of directors.

        Carl C. Icahn.    Mr. Icahn has served on the Board of Directors since March 2010 and has been Chairman of the Board since March 2010. Mr. Icahn has served as chairman of the board and a director of Starfire Holding Corporation ("Starfire"), a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly-owned subsidiary of Icahn Enterprises L.P. ("Icahn Enterprises"), and certain related entities, Mr. Icahn's principal occupation is managing private investment funds, including Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, and Icahn Partners Master Fund III LP. From November 2004 to August 2007, Mr. Icahn conducted this occupation through his entities CCI Onshore Corp. and CCI Offshore Corp. Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises. Icahn Enterprises is a diversified holding company engaged in a variety of businesses, including investment management, metals, automotive, real estate, railcar, food packaging and home fashion. Mr. Icahn was chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. Mr. Icahn has served as chairman of the board and as a director of American Railcar Industries, Inc., a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars, since 1994. From October 1998 through May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, which, until February 2008, was a subsidiary of Icahn Enterprises. From September 2000 to February 2007, Mr. Icahn served as the chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Holdings, Inc., the owner and operator of The Sands casino in Atlantic City until November 2006. From September 2006 to November 2008, Mr. Icahn was a director of ImClone Systems Incorporated ("ImClone"), a biopharmaceutical company, and from October 2006 to November 2008, he was the chairman of the board of ImClone. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc., a telecommunications services provider, since February 2006, and of its predecessor from January 2003 to February 2006. Since July 1993, Mr. Icahn has served as a director of Cadus Corporation, a company engaged in the ownership and licensing of yeast-based drug discovery technologies. From May 2005 to January 2010, Mr. Icahn was a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment. In October 2005, Mr. Icahn became a director of WestPoint International, Inc., a manufacturer of bed and bath home fashion products. From August 2007 to September 2009, Mr. Icahn was a director of WCI Communities, Inc. ("WCI"), a homebuilding company. In December 2007, Mr. Icahn became a director of Federal-Mogul Corporation ("Federal-Mogul"), a supplier of automotive products, and since January 2008, has been the chairman of the board of Federal-Mogul. From August 2008 to October 2009, Mr. Icahn was a director of Yahoo! Inc., a company that provides Internet services to users, advertisers, publishers and developers worldwide. Mr. Icahn received his B.A. from Princeton University. Mr. Icahn provides the board of directors broad knowledge and experience from his years of experience gained in his role as director at other companies as well as his extensive experience in dealing with operations matters for a variety of companies.

        James L. Nelson.    Mr. Nelson has served as a director of Icahn Enterprises G.P., Inc. since June 2001. Since December 2003, Mr. Nelson has served as a director of American Entertainment Properties Corp. From May 2005 until November 2007, Mr. Nelson served as a director of Atlantic Coast Entertainment Holdings LLC. From 1986 until 2009, Mr. Nelson was Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, Mr. Nelson was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company in the fund management sector. From August 1995 until March 2001, he was a director of Orbitex Financial Services Group, a provider of financial services. Mr. Nelson currently serves as a director and chairman of the audit committee of Viskase Companies, Inc., a producer of nonedible cellulose casings and nettings. From January 2008 through June 2008, Mr. Nelson served as a director of Shuffle Master, Inc., a supplier of automatic card shufflers and proprietary table games. From March 2008 until February 2010, Mr. Nelson served as a director and on the audit committee of Pacific Energy Resources Ltd., an energy producer. In April 2008, Mr. Nelson was appointed a director and chairman of the audit committee of Cequel Communications, an owner and operator of a large cable television system. Because of Mr. Nelson's experience as the chief executive officer of multiple companies, as well as his previous service as director of several other publicly reporting companies, including those in the gaming industry, he is able to provide the board of directors with the perspective of an experienced executive officer and is able to give insight related to the management and operations of a publicly traded company. In addition, Mr. Nelson's previous experience as an audit committee member provides the board of directors with knowledge in dealing with financial and accounting matters, and particularly qualifies him to serve in his role on the audit committee.

        Hunter C. Gary.    Mr. Gary has served on the Board of Directors since March 2010. Mr. Gary has served on the board of directors of American Railcar Industries, Inc. since 2008. Since 2003, Mr. Gary has served as the Chief Operating Officer of Icahn Sourcing, LLC, a subsidiary of Icahn Associates Corp. and an affiliate of Icahn Enterprises, L.P. Prior to joining Icahn, from 1997 to 2002, Mr. Gary worked at Kaufhof Warenhaus AG, a subsidiary of the Metro Group, a retailing and service company, most recently as a managing director. Since 2007, Mr. Gary has served as a director of WestPoint International, Inc., a textile manufacturing company, as well as Motricity, Inc., a provider of motor data solutions. Mr. Gary is married to Mr. Icahn's wife's daughter. Mr. Gary received a B.S. with Senior Honors from Georgetown University as well as a Certificate of Executive Development from Columbia Graduate School of Business. Mr. Gary provides the board of directors broad knowledge and experience from his years of experience gained in his role as director at other companies as well as his extensive experience in dealing with operations matters for a variety of companies.

  Other Matters Relating to Directors

        In addition, and without acknowledging the following disclosure is required, on January 5, 2001, Reliance Group Holdings, Inc. ("Reliance") commenced an action in the United States District Court for the Southern District of New York against Mr. Icahn, Icahn Associates Corp. and High River alleging that High River's tender offer for Reliance 9% senior notes violated Section 14(e) of the Exchange Act. Reliance sought a temporary restraining order and preliminary and permanent injunctive relief to prevent defendants from purchasing the notes. The Court initially imposed a temporary restraining order. Defendants then supplemented the tender offer disclosures. The Court conducted a hearing on the disclosures and other matters raised by Reliance. It then denied plaintiff's motion for a preliminary injunction and ordered dissolution of its temporary restraining order following dissemination of the supplement. Reliance took an immediate appeal to the United States Court of Appeals for the Second Circuit and sought a stay to restrain defendants from purchasing notes during the pendency of the appeal. On January 30, 2001, the Court of Appeals denied plaintiff's stay application. On January 30, Reliance also sought a further temporary restraining order from the District Court. The Court considered the matter and reimposed its original restraint until noon the next day, at which time the restraint was dissolved. The appeal was argued on March 9 and denied on March 22, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's executive officers and directors who own more than 10% of the Company's common stock to file reports of ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and 10% stockholders are required by the SEC to furnish the Company with copies of all Forms 3, 4 and 5 they file. No such reports were required to be filed during 2009.

Code of Ethics

        The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") that applies to all of its directors and officers and certain of its employees, including our President and Chief Executive Officer and Senior Vice President, Finance and Treasurer. This Code of Ethics, is designed to deter wrongdoing and to promote:

  •
  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  •
  full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications by us;

  •
  compliance with applicable governmental laws, rules and regulations;

  •
  prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

  •
  accountability for adherence to the Code of Ethics.

        Our Code of Ethics can be viewed by visiting our website at www.tropicanacasinos.com. Our Code of Ethics may also be obtained by contacting our Corporate Secretary at 3930 Howard Hughes Parkway, 4th Floor, Las Vegas, Nevada 89169. Any amendments to, or grants of any waivers of, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules will be disclosed on our website promptly following the date of such amendment or waiver.

Nominating Committee

        Given our limited operating history, the Board of Directors has not yet formed a nominating committee for the election of directors. Currently, the full Board of Directors designates nominees for election to the Board of Directors.

Audit Committee

        The Board of Directors has a separately designated standing Audit Committee, which is comprised of Michael G. Corrigan, Glenn C. Christenson and James L. Nelson. The Board of Directors has designated each of Michael G. Corrigan and Glenn C. Christenson as an "audit committee financial expert". While not required, the Board of Directors of the Company has determined that Michael G. Corrigan, Glenn C. Christenson, Stephen Deckoff and James L. Nelson are "independent" as that term is defined under the current rules of the NYSE.

ITEM 11.    EXECUTIVE COMPENSATION.

        Because we were formed in May 2009 for the purposes of acquiring certain assets of TEH and certain of its subsidiaries and affiliates pursuant to the Plan, we do not have a history of executive officer compensation practices for the preceding fiscal years. In addition, until the Effective Date, our employees and executive officers did not receive any compensation. On the Effective Date, the employees of TEH became our employees and our employees and executive officers began to receive the compensation from us which they had previously received as employees or executive officers of TEH, respectively. The following discussion therefore is a discussion of the policies and decision making processes of TEH in effect prior to the Effective Date and not of the Company. The compensation paid to the executive officers of TEH is not necessarily indicative of how we will compensate our executive officers as we have not yet determined what changes, if any, we will make to these policies and processes.

Compensation Discussion and Analysis

  Overview

        This Compensation Discussion and Analysis does not cover the compensation policies of the Company. This Compensation Discussion and Analysis discusses the compensation policies and programs for TEH's named executive officers, which consisted of:

  •
  Scott C. Butera, President and Chief Executive Officer;

  •
  Lance J. Millage, Senior Vice President, Finance and Treasurer;

  •
  Marc H. Rubinstein, Senior Vice President, Law and Administration and Secretary;

  •
  Stanley C. Palmer, Senior Vice President, Chief Human Resources Officer;

  •
  Todd Greenberg, Senior Vice President, Chief Strategy Officer;

  •
  Richard L. Baldwin, former Chief Financial Officer and Treasurer; and

  •
  Robert G. Yee, former Chief Operating Officer.

  Executive Compensation Philosophy and Objectives

        TEH's compensation program was designed to reward each of its executive officer's then-current contribution to TEH, as well as recognize the executive officer's impact and involvement in its present and future performance. The cash compensation of TEH's executive officers was set at levels that were intended to be competitive with other leading casino hotel companies, taking into account the bankruptcy filing of TEH and its affiliates and the absence of an equity compensation element. In addition, TEH had designed its compensation program to further align the compensation of its executive officers with its future performance and strategic objectives.

        The following objectives supported the compensation philosophy for TEH and all compensation-related decisions:

  •
  attract and motivate qualified and experienced executives;

  •
  retain talented individuals;

  •
  align compensation policies with business objectives; and

  •
  support a culture of strong performance by rewarding employees for results.

  Compensation Program Design

        TEH's compensation process consisted of establishing an overall compensation target for each executive officer and then allocating that compensation among base salary and incentive compensation. There was some variation in the overall mix of compensation for each executive officer.

        In establishing compensation, the Board of Managers of TEH, among other things:

  •
  reviewed with senior management its cash and other compensation policies for all of its management employees;

  •
  reviewed the performance of its executive officers and the components of their compensation;

  •
  evaluated the effectiveness of the overall executive compensation program on a periodic basis; and

  •
  administered the bonus plan.

        In addition, steps taken by the Board of Managers of TEH in shaping and maintaining TEH's compensation philosophy included:

  •
  reviewing and approving corporate goals and objectives relevant to the compensation of the executive officers;

  •
  evaluating the performance of the executive officers in light of these goals and objectives;

  •
  approving the compensation of the executive officers based on such evaluation; and

  •
  reviewing the level and type of perquisites and other personal benefits provided to the executive officers, taking into account their levels of salary and other compensation and the value of similar benefits provided at comparable companies.

        Executive officers and other management had a significant role in the compensation setting process. The Chief Executive Officer annually reviewed the performance of the other senior executives and, based on these reviews, recommended compensation for all senior executives, other than his own. The Board of Managers of TEH, however, had the discretion to modify the Chief Executive Officer's recommendations and make the final decisions regarding material compensation to senior executives, including base salary and annual bonuses. The Company's senior executives typically were invited to attend meetings of the Board of Managers of TEH, from time to time, except when their own compensation was being discussed or determined.

        The Board of Managers of TEH did not use a compensation consultant to establish or administer the executive compensation program. For the purpose of comparing compensation practices, a group of other leading casino hotel companies was selected on the basis of a number of factors relative to TEH, such as the their size and complexity, the nature of their businesses and the regions in which they operated. The Board of Managers of TEH, however, did not benchmark the compensation of TEH's executive officers against the compensation levels found within this group. In addition, TEH took into consideration tax and accounting implications in the design of its compensation programs.

  Elements of Compensation Program

        There were two primary elements of TEH's executive compensation program:

  •
  base salary; and

  •
  year-end bonus.

        Base Salary.    TEH provided its executive officers with a base salary which it believed was competitive and that corresponded and fairly related to their status and accomplishments, both professionally and within its industry. Individual base salaries were established based on the executive officers' historical performance and anticipated future contribution to TEH. Salaries were reviewed annually and adjusted from time to time to recognize individual performance, promotions, competitive compensation levels and other subjective factors. See "Discussion of Compensation Table" set forth below for additional details regarding base salaries for the named executive officers.

        Year-End Bonus.    TEH offered annual incentive awards for its executive officers in the form of cash performance bonuses to encourage and reward achievement of its business goals and attract and retain executives. Year-end bonuses were usually determined after the end of TEH's fiscal year and were based on an assessment of the executive officer's achievement of certain individual performance goals and the achievement of certain operating, financial and other corporate goals. See "Discussion of Summary Compensation Table" set forth below for additional details regarding year-end bonuses for the named executive officers.

Summary Compensation Table

        The following table sets forth information regarding compensation for TEH's named executive officers for services rendered to TEH for the years ended December 31, 2009 and 2008.

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)(a)	All Other Compensation ($)(b)	Total ($)
TEH Officers:
Scott C. Butera(c)	2009	1,100,000	1,100,000	—	2,200,000
President and Chief Executive Officer	2008	863,077	1,265,000	—	2,128,077
Lance J. Millage(d)	2009	27,692	15,000	—	42,692
Senior Vice President, Finance and Treasurer
Marc H. Rubinstein(e)	2009	400,000	100,000	—	500,000
Senior Vice President, Law and Administration	2008	160,002	60,000	—	220,002
Stanley C. Palmer(f)	2009	320,192	60,000	—	380,192
Senior Vice President, Chief Human Resources Officer	2008	91,153	35,000	—	126,153
Todd Greenberg(g)	2009	260,385	50,000	—	310,385
Senior Vice President, Chief Strategy Officer	2008	54,808	50,000	—	104,808
Former TEH Officers:
Richard L. Baldwin(h)	2009	297,269	—	26,250	323,519
Former Vice President, Chief Financial Officer and Treasurer
Robert G. Yee(i)	2009	522,712	40,000	150,000	712,712
Former Chief Operating Officer	2008	200,000	40,000	—	240,000

(a)
Amounts shown are the salary and bonus amounts earned for each fiscal year without consideration as to the year of payment.

(b)
Amounts represent severance payments.

(c)
Mr. Butera's employment with TEH commenced March 10, 2008.

(d)
Mr. Millage's employment with TEH commenced November 16, 2009.

(e)
Mr. Rubinstein's employment with TEH commenced July 28, 2008.

(f)
Mr. Palmer's employment with TEH commenced September 2, 2008.

(g)
Mr. Greenberg's employment with TEH commenced October 1, 2008.

(h)
Mr. Baldwin was employed with TEH from January 6, 2009 through November 20, 2009.

(i)
Mr. Yee was employed with TEH from September 22, 2008 through July 27, 2009.

Discussion of Summary Compensation Table

        The Board of Managers of TEH, independent of management, determined the base salary of TEH's President and Chief Executive Officer. The President and Chief Executive Officer of TEH made recommendations to the Board of Managers of TEH, for their review and approval, for the base salaries of its other named executive officers. These recommendations were approved by TEH's Board of Managers without change.

  Employment Agreements

        TEH entered into an employment agreement with Scott C. Butera dated as of January 1, 2009 whereby he agreed to serve as President and Chief Executive Officer. Mr. Butera's employment agreement terminates on January 1, 2011, but shall automatically be extended by 12 months unless either TEH or Mr. Butera provides notice to the other party no less than 30 days before the end of the then-current term. Pursuant to his employment agreement, Mr. Butera receives an annual base salary of $1,100,000 and is eligible to receive an annual cash performance bonus between 50% and 150% of his base salary for each year, provided that he remains employed on the last day of such calendar year and corporate performance objectives established by TEH's Board of Managers are achieved. Factors that the Board of Managers of TEH considered in determining Mr. Butera's annual bonus for 2009 included the performance of TEH relative to its competitors, Mr. Butera's success in recruiting senior executives and other key employees, whether TEH was successful in re-establishing operations in Atlantic City, New Jersey and Mr. Butera's performance in connection TEH's restructuring. Mr. Butera is also eligible to participate in all benefit plans and programs as are generally available to its senior executives. In addition, Mr. Butera's employment agreement provides that when a plan of reorganization becomes effective, he is entitled to receive and shall be paid a one-time payment ("Success Fee") between $750,000 and $1,500,000 subject to the terms of his employment agreement which includes the Board's approval in its sole discretion. By resolution dated March 5, 2010, the Board of Managers of TEH granted Mr. Butera a $500,000 Success Fee, which was paid on the Effective Date. The Board of Directors of the Company may, in its sole discretion, pay Mr. Butera an additional Success Fee up to $250,000 in January 2011.

Grants of Plan-Based Awards

        TEH had no equity or non-equity incentive plans as of December 31, 2009 and did not grant any stock or option awards in 2009.

Outstanding Equity Awards at Fiscal Year-End

        TEH had no outstanding equity awards as of December 31, 2009.

Option Exercises and Stock Vested

        TEH had no option exercises or stock vested during the year ended December 31, 2009.

Pension Benefits

        TEH had no defined benefit plan or supplemental executive retirement plan at December 31, 2009.

Nonqualified Deferred Compensation

        TEH had no nonqualified deferred compensation plan at December 31, 2009.

Potential Payments Upon Termination or Change-In-Control

        Other than Mr. Butera's employment agreement, TEH had no other agreements or arrangements, written or unwritten, that provide for any payment to its named executive officers, other than Mr. Butera, at or in connection with any termination of their employment, or a change-in-control with respect to TEH as of December 31, 2009. Mr. Butera's employment agreement provides that if he is terminated without Cause or if Mr. Butera terminates his employment for Good Reason (each as defined in his employment agreement) he is entitled to a payment of $1.0 million ("Severance Benefit"); provided, however, that if Mr. Butera is terminated without Cause or if Mr. Butera terminates his employment for Good Reason within twelve months after the Plan Effective Date, the amount of the Severance Benefit shall be reduced for the amount of the Success Fee paid to Mr. Butera. In addition, Mr. Butera shall be entitled to receive any bonus earned for the preceding year but not yet paid if Mr. Butera's employment is terminated for any reason other than by Cause or if Mr. Butera terminates his employment after December 31 of any year. Mr. Butera's employment agreement does not provide for any additional payments or benefits under his voluntary termination of employment or termination for Cause.

Board Compensation

        The following table discloses the compensation for each member of TEH's Board of Managers for the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash $	Total ($)
Thomas M. Benninger	150,000	150,000
Michael G. Corrigan	150,000	150,000
Bradford S. Smith	150,000	150,000

  Discussion of Board Compensation Table

        Each nonemployee member of TEH's Board of Managers was paid $37,500 per quarter (including all committees thereof). Scott C. Butera did not receive additional compensation as a member of TEH's Board of Managers.

Compensation Committee Interlocks And Insider Participation

        TEH did not have standing compensation committee and the entire Board of Managers of TEH participated in deliberations concerning the compensation of the named executive officers of TEH. The members of TEH's Board of Managers were Scott C. Butera, Thomas M. Benninger, Michael G. Corrigan and Bradford S. Smith. Scott C. Butera was an officer and employee of TEH and officer of certain of TEH's subsidiaries. During 2009, none of TEH's executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of TEH's Board of Managers.

Compensation Committee Report

        Because our Compensation Committee was formed on March 8, 2010, the Compensation Committee has not reviewed and discussed the Compensation Discussion and Analysis for the year ended December 31, 2009 with management.

        Our Compensation Committee consists of Carl C. Icahn and Hunter C. Gary.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table shows each person who beneficially owned more than 5% of our common stock, par value $0.01 per share ("Common Stock").

Beneficial Owner	Shares Beneficially Owned	Percent of Class on March 19, 2010
Carl C. Icahn(1)	12,664,179	49.1%

(1)
Includes 4,578,984 shares of Common Stock held by Icahn Partners LP ("Icahn Partners"), 1,944,281 shares of Common Stock held by Icahn Partners Master Fund II LP ("Icahn Master II"), 737,731 shares of Common Stock held by Icahn Partners Master Fund III LP ("Icahn Master III") and 4,619,025 shares of Common Stock held by Icahn Partners Master Fund LP ("Icahn Master"). Also includes warrants to purchase 285,578 shares of Common Stock held by Icahn Partners, warrants to purchase 332,430 shares of Common Stock held by Icahn Master, warrants to purchase 120,513 shares of Common Stock held by Icahn Master II, and warrants to purchase 45,637 shares of Common Stock held by Icahn Master III, all of which were exercised on March 9, 2010. Icahn Offshore LP ("Icahn Offshore") is the general partner of each of Icahn Master, Icahn Master II and Icahn Master III. Icahn Onshore LP ("Icahn Onshore") is the general partner of Icahn Partners. Icahn Capital LP ("Icahn Capital") is the general partner of each of Icahn Offshore and Icahn Onshore. Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings") is the sole member of IPH GP LLC ("IPH"), which is the general partner of Icahn Capital. Beckton Corp. ("Beckton") is the sole stockholder of Icahn Enterprises G.P. Inc. ("Icahn Enterprises GP"), which is the general partner of Icahn Enterprises Holdings. Carl C. Icahn is the sole stockholder of Beckton. As such, Mr. Icahn is in a position indirectly to determine the investment and voting decisions made with respect to these shares of Common Stock.

        The following table shows the number of shares of our Common Stock beneficially owned by (i) each of our directors, (ii) each of our "named executive officers" identified in "Executive Compensation" and (iii) all directors and executive officers as a group.

Beneficial Owner	Shares Beneficially Owned	Percent of Class on March 19, 2010
Scott C. Butera	—	0%
Marc H. Rubinstein	—	0%
Lance J. Millage	—	0%
Stanley C. Palmer	—	0%
Todd Greenberg	—	0%
Michael G. Corrigan	—	0%
Glenn C. Christenson	—	0%
Stephen Deckoff(1)	789	*
Carl C. Icahn(2)	12,664,179	49.1%
James L. Nelson	—	0%
Hunter C. Gary	—	0%
All directors and executive officers as a group (11 persons)	12,664,968	49.1%

*
Less than one percent.

(1)
Includes Mr. Deckoff's proportionate indirect interest in shares of the Company's Common Stock owned directly by BDC Finance, L.L.C. BDC Finance, L.L.C. is partially owned by BDCM Partners 1, L.P. ("Partners"). Partners is partially owned by both BDCM Fund Adviser, L.L.C. ("Fund Adviser") and Black Diamond Capital Holdings, L.L.C. ("BDCH"). Fund Advisor is wholly owned by BDCH. BDCH is partially owned by SD Investments, LLC ("SDI"). Mr. Deckoff owns 100% of SDI.

(2)
Includes 4,578,984 shares of Common Stock held by Icahn Partners, 1,944,281 shares of Common Stock held by Icahn Master II, 737,731 shares of Common Stock held by Icahn Master III and 4,619,025 shares of Common Stock held by Icahn Master. Also includes warrants to purchase 285,578 shares of Common Stock held by Icahn Partners, warrants to purchase 332,430 shares of Common Stock held by Icahn Master, warrants to purchase 120,513 shares of Common Stock held by Icahn Master II, and warrants to purchase 45,637 shares of Common Stock held by Icahn Master III all of which were exercised on March 9, 2010. Icahn Offshore is the general partner of each of Icahn Master, Icahn Master II and Icahn Master III. Icahn Onshore is the general partner of Icahn Partners. Icahn Capital is the general partner of each of Icahn Offshore and Icahn Onshore. Icahn Enterprises Holdings is the sole member of IPH, which is the general partner of Icahn Capital. Beckton is the sole stockholder of Icahn Enterprises GP, which is the general partner of Icahn Enterprises Holdings. Carl C. Icahn is the sole stockholder of Beckton. As such, Mr. Icahn is in a position indirectly to determine the investment and voting decisions made with respect to the shares of Common Stock held directly by Icahn Partners, Icahn Master, Icahn Master II and Icahn Master III. Mr. Icahn disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Exit Facility

        On May 4, 2009, pursuant to the Plan, we entered into a commitment letter (the "Commitment Letter") with Icahn Capital LP ("Icahn Capital"), an affiliate of Carl C. Icahn, pursuant to which Icahn Capital committed to provide to us on a fully underwritten basis the Exit Facility, which consists of (i) a $130 million Term Loan issued at a discount of 7% and (ii) a $20 million Revolving Facility.

        In consideration, TEH paid the OpCo Lenders a non-refundable commitment fee of $7.5 million which amount was held in escrow until the funding of the Exit Facility. We were also obligated, pursuant to the terms of the Exit Facility, to pay an amount equal to 7% of the Revolving Facility and issue 1,312,500 Penny Warrants to the Participating Lenders on the Effective Date. Subsequent to the Effective Date, Mr. Icahn exercised certain Penny Warrants and controls approximately 49.1% of our outstanding Common Stock and is Chairman of our Board of Directors. See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Pursuant to the Commitment Letter, the Company is also responsible for various professional fees including legal costs and gaming license costs on behalf of Carl C. Icahn. During the year ended December 31, 2009 TEH expensed approximately $3.8 million related to these professional fees.

        The Exit Facility was entered into on December 29, 2009 and funded on the Effective Date. The proceeds of the Exit Facility were used to repay certain indebtedness, including the DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. The Exit Facility is guaranteed by substantially all our existing and future subsidiaries. The Company must repay $1.3 million of amounts outstanding under the Term Loan Facility on each of March 8, 2011 and 2012, and the balance outstanding under the Term Loan Facility as well as outstanding amounts under the Revolving Facility on March 8, 2013. All amounts outstanding under the Exit Facility will bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company is required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility.

Furthermore, entities affiliated with Mr. Icahn are lenders under the Exit Facility and hold over 50% of the loans extended under the Exit Facility. In addition, an entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility.

        The Exit Facility contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 2.00 to 1.00 and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants will be tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against the Company or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses and (vi) the bankruptcy or insolvency of the Company or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies.

Icahn Sourcing, LLC

        Icahn Sourcing, LLC, or Icahn Sourcing, is an entity formed and controlled by Carl C. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. We are a member of the buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such vendors, and we are under no obligation to do so. We do not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. We have purchased a variety of goods and services as members of the buying group at prices and on terms that we believe are more favorable than those which would be achieved on a stand-alone basis.

Director Independence

        The Board of Directors of the Company has determined that Michael G. Corrigan, Stephen Deckoff, James L. Nelson and Glenn C. Christenson are "independent" as that term is defined under the current rules of the NYSE.

        Carl C. Icahn and Hunter C. Gary, both members of the Compensation Committee, are not "independent" as that term is defined under the current rules of the NYSE.

        For purposes of the nominating committee independence standards under NYSE rules, Scott C. Butera, Carl C. Icahn and Hunter C. Gary are not "independent" as that term is defined under the current rules of the NYSE.

        We have made a determination of independence of our directors under the standards of the NYSE solely for purposes of complying with the rules and regulations of the SEC. We are not subject to the independence requirements, or any other rule or regulation, of the NYSE.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        As the Company has no operations since its formation on May 11, 2009, we have included the principal accounting fees and services disclosure for our Predecessors. The following table summarizes the aggregate fees paid or accrued by the Predecessors to Ernst & Young LLP, its independent auditors, during 2009 and 2008:

	Aggregate Fees
Category	2009	2008
	(in thousands)
Audit fees	$1,536	$2,928
Audit-related fees	149	204
Tax fees	688	3,162

        Audit fees include the aggregate fees paid or accrued for professional services rendered for the Predecessor's annual audit, the quarterly reviews of the Predecessor's financial statements and statutory audits required for regulatory agencies including services related to SEC registration filings. Audit-related fees include the aggregate fees paid or accrued for professional services rendered in connection with the Predecessor's audit of benefit plans and other agreed upon procedures. Tax fees include the aggregate fees paid or accrued for tax preparation and compliance, tax research and tax planning.

        All of the Predecessor's independent auditor fees were pre-approved by the Predecessors' audit committee. The audit committee pre-approves services either by: (1) approving a request from management describing a specific project at a specific fee or rate, or (2) by pre-approving certain types of services that would comprise the fees within each of the above categories at usual and customary rates.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1).  Financial Statements.

        Included in Part II of this Annual Report on Form 10-K:

(a)(2).  Financial Statement Schedules.

        We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(a)(3).  Exhibits.

Exhibit Number	Exhibit Description
2.1	First Amended Joint Plan of Reorganization of Tropicana Entertainment, LLC and Certain of its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code. (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)
2.2
Amended and Restated Purchase Agreement, dated as of November 20, 2009, among Adamar of New Jersey, Inc., Manchester Mall, Inc., the Honorable Gary S. Stein, Tropicana Entertainment, LLC, Ramada New Jersey Holdings Corporation, Atlantic-Deauville, Inc., Adamar Garage Corporation, Ramada New Jersey, Inc., Credit Suisse, Tropicana Entertainment Inc., Tropicana Atlantic City Corp., and Tropicana AC Sub Corp (Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K; the Registrant will furnish supplementally a copy of the omitted schedules to the Commission upon request.). (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)
3.1	Amended and Restated Certificate of Incorporation of Tropicana Entertainment Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
3.2	Amended and Restated Bylaws of Tropicana Entertainment Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
4.1
Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Registrant. (Incorporated by reference to the Company's Post-Effective Amendment No. 1 to Form 10 dated January 25, 2010)
4.2	Form of Stock Purchase Warrant issued to general unsecured creditors of the Predecessors. (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)
4.3	Form of Stock Purchase Warrant issued to lenders under the Exit Facility. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.1	Commitment Letter, dated as of May 4, 2009, between Tropicana Entertainment Inc. and Icahn Capital LP. (Incorporated by reference to the Company's Form 10 dated November 10, 2009)
10.2
Form of Amended and Restated Purchase Agreement, among Adamar of New Jersey, Inc., Manchester Mall, Inc., the Honorable Gary S. Stein, Tropicana Entertainment, LLC, Ramada New Jersey Holdings Corporation, Atlantic-Deauville, Inc., Adamar Garage Corporation, Ramada New Jersey, Inc., Credit Suisse, Tropicana Entertainment Inc., Tropicana Atlantic City Corp., and Tropicana AC Sub Corp. (Incorporated by reference to the Company's Form 10 dated November 10, 2009)
10.3
Credit Agreement, dated as of December 29, 2009 among Tropicana Entertainment Inc., the lenders party thereto from time to time and Icahn Agency Services LLC, as administrative agent and as collateral agent. (Incorporated by reference to the Company's Post-Effective Amendment No. 1 to Form 10 dated January 25, 2010)
10.4	Contract of Lease, dated as of August 29, 1982, between Cohn Realty Co. and Jazz Enterprises, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

Exhibit Number	Exhibit Description
10.4(A)	Amendment of Lease, dated as of August 4, 1993, between Cohn Realty Co. and Jazz Enterprises, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.5
Amended and Restated Lease Agreement, dated as of January 20, 1995, between Greenville Riverboat, LLC and Greenville Marine Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.5(A)
Assignment and Assumption of Lease, dated as of October 24, 1995, between Rainbow Entertainment, Inc. and Greenville Riverboat, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.5(B)
First Amendment to Amended and Restated Lease Agreement, dated as of October 26, 1995, between Greenville Marine Corporation and Greenville Riverboat, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.5(C)
Second Amendment to Amended and Restated Lease Agreement, dated as of July 1, 2003, between Greenville Marine Corporation and Greenville Riverboat, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.5(D)
Third Amendment to Amended and Restated Lease Agreement, dated March 4, 2010 between Greenville Marine Corporation and Greenville Riverboat, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.6
Amended and Restated Master Agreement of Purchase and Sale, dated as of October 22, 2003, between the City of Vicksburg and Columbia Properties Vicksburg. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.7
Dockage Agreement, dated as of December 29, 1992, between Greenville Yacht Club and the Cotton Club of Greenville. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.7(A)
First Amendment to Dockage Agreement, dated as of April 2, 1993, between Greenville Yacht Club and the Cotton Club of Greenville. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.7(B)
Second Amendment to Dockage Agreement, dated as of July 27, 1995, between Greenville Yacht Club and the Cotton Club of Greenville. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.7(C)
Third Amendment to Dockage Agreement, dated as of December 22, 1997, between Greenville Yacht Club and Alpha Gulf Coast, Inc, d/b/a Bayou Caddy's Jubilee Casino. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.7(D)
Assignment of Yacht Club Dockage Agreement and License Agreement, dated as of December 17, 1997, between Greenville Casino Partners, LP and Alpha Gulf Coast, Inc, d/b/a Bayou Caddy's Jubilee Casino. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.7(E)
Consent Agreement, dated as of February 22, 2002, between JMBS Casino, LLC and Greenville Casino Partners, L.P. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

Exhibit Number	Exhibit Description
10.7(F)	Fourth Amendment to Dockage Agreement, dated as of June 17, 2002, between Greenville Yacht Club and the JMBS Casino, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.8	Lease Agreement, dated as of April 1, 1993, between City of Greenville and Cotton Club of Greensville, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.8(A)
Assignment of Agreement Granting Moorage and other Rights, dated as of March 14, 2002, between Greenville Casino Partners, L.P. and JMBS Casino, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.8.1
Agreement Granting Moorage, Dockage, Berthing and other Rights, dated as of April 1, 1993, between City of Greenville and Cotton of Greenville. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.8.1(A)
Assignment of Agreement Granting Moorage, Dockage, Berthing and other Rights, dated as of March 14, 2002, between Greenville Casino Partners, L.P. and JMBS Casino, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.9
Charter Party Agreement, dated as of January 20, 1995, between Greenville Riverboat, LLC and Caruthersville Riverboat Entertainment, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.9(A)
First Amendment to Charter Party Agreement, dated as of September 24, 2003 between Caruthersville Riverboat Entertainment, Inc. and Greenville Riverboat, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.9(B)
Second Amendment to Charter Party Agreement, dated as of May 23, 2005, between St. Louis Riverboat Entertainment Inc. and Greenville Riverboat, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.9(C)
Third Amendment to Charter Party Agreement, dated as of May 13, 2009 by and between St. Louis Riverboat Entertainment Inc. and Greenville Riverboat, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.10
Evansville Riverboat Landing Lease, dated as of May 2, 1995, by and among the City of Evansville, Indiana and Aztar Indiana Gaming Company, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.10(A)
Amendment to Evansville Riverboat Landing Lease, effective as of December 1, 2001, by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.10(B)
Second Amendment to Evansville Riverboat Landing Lease, dated as of August 27, 2003, by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.10(C)
Memorandum of Understanding, dated as of December 21, 2004, by and among City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

Exhibit Number	Exhibit Description
10.10(D)	Memorandum of Understanding, dated as of March 15, 2005, by and among City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.10(E)
Memorandum of Understanding, dated as of May 12, 2005, by and among City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.10(F)
Memorandum of Understanding, dated as of June 7, 2005, by and among City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.10(G)
Third Amendment to Evansville Riverboat Landing Lease, dated as of July 19, 2005, by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.10(H)
Form of Fourth Amendment to Lease Agreement to be dated March , 2010 by and among the City of Evansville, Indiana, acting by and through the Redevelopment Commission of the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC, and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.11
Sublease Agreement dated November 24, 2008 by and between Holland & Hart, LLP, and Tropicana Entertainment, LLC (3930 Howard Hughes Pkwy, 4th Floor, Las Vegas Nevada 89169, corporate office space. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.11(A)
First Amendment to Sublease Agreement dated December 18, 2008 by and between Holland & Hart, LLP, and Tropicana Entertainment, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.12
Principles of Cooperation for the period covering June 20, 2005 through June 19, 2011 by and between the Seafarers Entertainment and Allied Trades Union and Catfish Queen Partnership in Commendam, d/b/a Argosy Casino of Baton Rouge, and Centroplex Convention Centre Hotel, L.L.C. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.13
Memorandum of Understanding for the period covering July 1, 2006 through June 30, 2011 by and between Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68 and IATSE, Local Union 917 (Entertainment) (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.14
Agreement for the period covering October 1, 2005 through September 30, 2008 and from year to year thereafter by and between Tropicana Casino And Resort and Teamsters Local 331 International Brotherhood of Teamsters, AFL-CIO. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

Exhibit Number	Exhibit Description
10.15	Memorandum of Understanding for the period covering July 1, 2006 through June 30, 2011 by and between Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68 and IATSE, Local Union 917 (Local 68—Operating Engineers—Entertainment Unit and Local 917 IATSE). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.16
Agreement remaining in effective until September 14, 2009 and from year to year thereafter by and between Adamar of New Jersey, Inc., d/b/a Tropicana Casino and Resort and Unite Here Local 54. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.17
Memorandum of Understanding for the period covering May 1, 2006 through April 30, 2011 by and between Marina Associates; Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Resort's International Holdings, L.L.C., f/a Atlantic City Hilton; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68; NJ Regional Council of Carpenters, Local Union 623 and Painters & Allied Trades District Council 711 (Union Agreement—Local 711—Painters). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.18
Memorandum of Understanding for the period covering May 1, 2006 through April 30, 2011 by and between Marina Associates; Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Resort's International Holdings, L.L.C., f/a Atlantic City Hilton; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68; NJ Regional Council of Carpenters, Local Union 623 and Painters & Allied Trades District Council 711 (Union Agreement—Local 623—Carpenters). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.19
Memorandum of Understanding for the period covering May 1, 2006 through April 30, 2011 by and between Marina Associates; Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Resort's International Holdings, L.L.C., f/a Atlantic City Hilton; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68; NJ Regional Council of Carpenters, Local Union 623 and Painters & Allied Trades District Council 711 (Local 68—Operating Engineers). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.20
Collective Bargaining Agreement between International Union of Operating Engineers Local 68-68A-68B, AFL-CIO and Tropicana Casino and Resort for the period covering May 1, 2006 through April 30, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

Exhibit Number	Exhibit Description
10.21	Agreement for the period covering July 1, 2001 and continuing until June 30, 2006 and from year to year thereafter by and between Tropicana Casino & Entertainment Resort and International Union of Operating Engineers Local 66-68A-68B affiliated with the AFL-CIO, and International Alliance of Theatrical Stage Employees and Motion Picture Machine Operators of the United States of America, Local 917. (IATSE CBA). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.22
Employment Agreement dated January 1, 2009 by and between Tropicana Entertainment Holdings, LLC and Scott C. Butera. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.22(A)(1)
Exhibit "A" Form of Release to Employment Agreement dated January 1, 2009 by and between Tropicana Entertainment Holdings, LLC and Scott C. Butera. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.23
Amended and Restated Net Lease Agreement by and between Park Cattle Co. and Desert Palace, Inc. dated January 1, 2000. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.23(A)
Amendment and Reservation of Rights Regarding MontBleu dated April 2, 2008 by and between Park Cattle Co. and Columbia Properties Tahoe, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.23(B)
MontBleu Lease Amendment No. 2 by and between Park Cattle Co. and Columbia Properties Tahoe, LLC, dated June 12, 2009. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.24
Purse Enhancement Agreement dated August 13, 2008 by and between New Jersey Sports & Exposition Authority and Adamar of New Jersey, Inc. d/b/a Tropicana Casino and Resort, as a member of the Casino Association of New Jersey. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
21.1	List of Subsidiaries
31.1	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Management Contract or Compensatory Plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010

Tropicana Entertainment Inc.
By:	/s/ SCOTT C. BUTERA
Name: Scott C. Butera Title: Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT C. BUTERA Scott C. Butera	Chief Executive Officer and President (Principal Executive Officer)	March 31, 2010
/s/ MARC H. RUBINSTEIN Marc H. Rubinstein	Senior Vice President, Law and Administration and Secretary	March 31, 2010
/s/ LANCE J. MILLAGE Lance J. Millage	Senior Vice President, Finance and Treasurer (Principal Financial and Accounting Officer)	March 31, 2010
/s/ MICHAEL G. CORRIGAN Michael G. Corrigan	Director	March 31, 2010
/s/ GLENN C. CHRISTENSON Glenn C. Christenson	Director	March 31, 2010
/s/ STEPHEN DECKOFF Stephen Deckoff	Director	March 31, 2010
/s/ CARL C. ICAHN Carl C. Icahn	Director	March 31, 2010

Signature	Title	Date

/s/ JAMES L. NELSON James L. Nelson	Director	March 31, 2010
/s/ HUNTER C. GARY Hunter C. Gary	Director	March 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors
Tropicana Entertainment Inc., the successor of Tropicana Entertainment Holdings, LLC

        We have audited the accompanying consolidated balance sheets of Tropicana Entertainment Holdings, LLC (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in members' equity (deficit), and cash flows for each of the three years ended in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company was in bankruptcy, had negative working capital as of December 31, 2009 and has incurred significant losses from operations during reorganization. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The December 31, 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In addition, as more fully described in Note 18, the Company's plan of reorganization became effective on March 8, 2010 and will require the Company to adopt fresh start reporting which may result in changes to the amounts of assets and liabilities as reported prior to the Company's emergence from bankruptcy.

/s/ Ernst & Young LLP
Las Vegas, Nevada March 31, 2010

FIN-A-1

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$50,904	$76,869
Restricted cash	2,772	2,200
Receivables, net	14,514	15,971
Due from affiliates	4,790	2,739
Inventories	1,749	2,302
Prepaid expenses and other assets	9,017	12,211
Assets held for sale	—	675,166

Total current assets	83,746	787,458
Property and equipment, net	423,650	460,230
Beneficial interest in Trust	200,000	354,300
Goodwill	16,802	16,802
Intangible assets, net	73,888	74,051
Other assets, net	20,126	12,710

Total assets	$818,212	$1,705,551

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities not subject to compromise:
Current portion of debt	$65,669	$66,162
Current liabilities related to assets held for sale	—	167,802
Accounts payable	24,639	34,637
Due to affiliates	2,897	2,568
Accrued expenses and other current liabilities	30,175	44,372
Notes payable to affiliate guarantors	7,000	4,500

Total current liabilities not subject to compromise	130,380	320,041
Other long-term liabilities	31,891	36,862
Deferred tax liabilities	29,980	28,488

Total liabilities not subject to compromise	192,251	385,391
Liabilities subject to compromise	2,449,900	2,437,904
Liabilities subject to compromise related to assets held for sale	—	475,933

Total liabilities	2,642,151	3,299,228
Commitments and contingencies (Note 13)
Members' deficit:
Tropicana Entertainment Holdings, LLC members' deficit	(1,842,035)	(1,607,580)
Noncontrolling interest	18,096	13,903

Total members' deficit	(1,823,939)	(1,593,677)

Total liabilities and members' deficit	$818,212	$1,705,551

The accompanying notes are an integral part of these consolidated financial statements.

FIN-A-2

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31,
	2009	2008	2007
Revenues:
Casino	$308,794	$336,031	$768,450
Room	39,574	47,091	127,321
Food and beverage	56,030	60,705	118,760
Other	12,845	17,132	41,263

Gross revenues	417,243	460,959	1,055,794
Less promotional allowances	(51,029)	(55,495)	(180,888)

Net revenues	366,214	405,464	874,906

Operating costs and expenses:
Casino	145,488	143,714	281,678
Room	20,282	21,099	38,989
Food and beverage	30,042	31,651	50,187
Other	5,638	7,275	13,681
Marketing, advertising and promotions	24,196	34,881	86,360
General and administrative	78,826	80,980	108,618
Maintenance and utilities	20,674	22,729	49,757
Depreciation and amortization	40,234	40,809	115,785
Impairment charges and other write-downs	154,330	657,515	947,354
Impairment charges for goodwill	—	—	142,437

Total operating costs and expenses	519,710	1,040,653	1,834,846

Operating loss	(153,496)	(635,189)	(959,940)
Other income (expense):
Interest expense (contractual interest was $192,633, $247,514 and $253,556 for 2009, 2008 and 2007, respectively)	(13,960)	(185,914)	(253,556)
Interest income	—	276	8,694
Other income	—	5,000	—
Loss from early extinguishment of debt	—	—	(2,799)

Total other expense	(13,960)	(180,638)	(247,661)

Loss from continuing operations before reorganization items and income taxes	(167,456)	(815,827)	(1,207,601)
Reorganization items, net	(26,997)	(92,377)	—

Loss from continuing operations before income taxes	(194,453)	(908,204)	(1,207,601)
Income tax benefit	5,146	65,377	110,476

Loss from continuing operations, including noncontrolling interest	(189,307)	(842,827)	(1,097,125)
Loss from discontinued operations, net of tax	(40,955)	(206,361)	(22,805)

Net loss, including noncontrolling interest	(230,262)	(1,049,188)	(1,119,930)
Less net income attributable to noncontrolling interests	(4,193)	(2,242)	(2,933)

Net loss attributable to Tropicana Entertainment Holdings, LLC	$(234,455)	$(1,051,430)	$(1,122,863)

The accompanying notes are an integral part of these consolidated financial statements.

FIN-A-3

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

(in thousands)

	Tropicana Entertainment Holdings, LLC
	Common Stock	Additional Paid-in Capital	Retained Earnings	Members' Equity (Deficit)	Total Members' Equity (Deficit)	Noncontrolling Interest	Total Members' Equity (Deficit)
Balances, December 31, 2006	$1	$76,280	$70,650	$—	$146,931	$9,853	$156,784
Predecessor to Successor adjustment	(1)	(76,280)	(70,650)	36,996	(109,935)	—	(109,935)
Cash contributions from member	—	—	—	144,000	144,000	—	144,000
Contribution from Parent	—	—	—	423,717	423,717	—	423,717
Assets distributed to Parent	—	—	—	(38,000)	(38,000)	—	(38,000)
Net (loss) income	—	—	—	(1,122,863)	(1,122,863)	2,933	(1,119,930)
Distribution to noncontrolling interests holders	—	—	—	—	—	(803)	(803)

Balances, December 31, 2007	—	—	—	(556,150)	(556,150)	11,983	(544,167)
Net (loss) income	—	—	—	(1,051,430)	(1,051,430)	2,242	(1,049,188)
Distribution to noncontrolling interest holders	—	—	—	—	—	(322)	(322)

Balances, December 31, 2008	—	—	—	(1,607,580)	(1,607,580)	13,903	(1,593,677)
Net (loss) income	—	—	—	(234,455)	(234,455)	4,193	(230,262)

Balances, December 31, 2009	$—	$—	$—	$(1,842,035)	$(1,842,035)	$18,096	$(1,823,939)

The accompanying notes are an integral part of these consolidated financial statements.

FIN-A-4

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss, including noncontrolling interest	$(230,262)	$(1,049,188)	$(1,119,930)
Adjustments to reconcile net loss, including noncontrolling interest, to net cash (used in) provided by operating activities:
Gain from disposal of discontinued operations, net	(255,198)	—	—
Depreciation and amortization	43,327	52,433	125,915
Amortization of debt issuance costs	3,970	26,087	25,711
Impairment charges and other write-downs (including discontinued operations)	582,278	879,435	968,185
Impairment charges for goodwill	—	—	142,437
Write-off of debt issuance costs, reorganization items	—	47,059	—
Deferred income tax benefit from discontinued operations	(145,241)	(38,239)	3,595
Deferred income tax benefit from continuing operations	(488)	(92,057)	(129,263)
Change in fair value of interest rate swaps	—	16,389	39,518
Non-cash portion of early extinguishment of debt	—	—	2,799
Changes in current assets and current liabilities, net of effects of acquisition:
Receivables, net	2,500	13,114	(27,137)
Inventories, prepaids and other assets	3,089	(1,174)	(7,391)
Accrued interest	(9,820)	43,171	5,174
Accounts payable, accrued expenses and other liabilities	(14,060)	43,642	42,411
Due from affiliates	(1,694)	9,296	27,319
Other	(5,984)	11,237	16,027

Net cash (used in) provided by operating activities	(27,583)	(38,795)	115,370

Cash flows from investing activities:
Additions of property and equipment	(10,871)	(28,335)	(72,794)
Distribution from beneficial interest in Trust	—	11,591	—
Aztar acquisition, net of cash acquired	—	—	(2,190,509)
Deposits and costs related to acquisition	—	—	1,276,592
Other	233	234	(28,814)

Net cash used in investing activities	(10,638)	(16,510)	(1,015,525)

Cash flows from financing activities:
Proceeds from issuance of debt	8,010	77,000	1,980,895
Repayments of debt	(1,420)	(984)	(1,088,446)
Restricted cash	2,882	14,778	(34,575)
Payment of financing costs	(9,399)	(4,681)	(76,022)
Advances from affiliate guarantors	2,500	4,500	12,000
Contributions by member	—	—	144,000
Cash retained by predecessor	—	—	(11,415)
Distribution to noncontrolling interest holders	—	(322)	(803)

Net cash provided by financing activities	2,573	90,291	925,634

Net (decrease) increase in cash and cash equivalents	(35,648)	34,986	25,479
Decrease (increase) in cash and cash equivalents related to assets held for sale	9,683	5,358	(21,977)
Cash and cash equivalents, beginning of year	76,869	36,525	33,023

Cash and cash equivalents, end of year	$50,904	$76,869	$36,525

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$31,876	$135,322	$209,001
Cash paid for reorganization items	37,489	38,080	—
Cash received related to reorganization items	146	862	—
Cash paid for income taxes	952	—	—
Cash refunds received for income taxes, net	—	22,095	—
Property and equipment financed by debt	1,200	99	105
Debt assumed by Tropicana LV	320	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FIN-A-5

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

        Tropicana Entertainment Holdings, LLC (the "Company," "TEH," "we," "our" or "us"), a limited liability company formed in Delaware, is a diversified, multi-jurisdictional gaming and entertainment company. On January 3, 2007, the Company acquired all of the outstanding capital stock of Aztar Corporation ("Aztar"). Concurrent with the acquisition of Aztar, Tropicana Casinos and Resorts, Inc., formerly known as Wimar Tahoe Corporation ("Wimar"), the Company's ultimate parent company and predecessor, contributed five of its gaming properties to the Company. The accompanying consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 include the accounts of the Company and its majority-owned subsidiaries. In addition, in accordance with accounting guidance related to the consolidation of variable interest entities, the consolidated financial statements of the Company include CP Laughlin Realty, LLC ("Realty"), a variable interest entity of which the Company is the primary beneficiary and is required to be consolidated. All significant intercompany accounts and transactions have been eliminated.

        The Company views each city in which its casino properties are located as an operating segment (Note 17). The current operations of the Company include the following:

  •
  Tropicana Express ("Tropicana Express") located in Laughlin, Nevada;

  •
  River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada;

  •
  Casino Aztar Evansville ("Casino Aztar") located in Evansville, Indiana;

  •
  Lighthouse Point Casino ("Lighthouse Point") located in Greenville, Mississippi, which we have a 79% ownership interest and an 83.9375% economic interest in Greenville Riverboat, LLC ("Greenville") which owns and operates Lighthouse Point;

  •
  MontBleu Casino Resort ("MontBleu") located in Lake Tahoe, Nevada; and

  •
  Belle of Baton Rouge and the Sheraton Baton Rouge ("Belle of Baton Rouge") located in Baton Rouge, Louisiana.

        In addition, the Company had the following operations which the Company disposed of during the year ended December 31, 2009:

  •
  Tropicana Hotel & Casino ("Tropicana LV") located in Las Vegas, Nevada (through June 30, 2009, Note 3), which is presented as discontinued operations with the assets and liabilities of Tropicana LV presented as held for sale in the December 31, 2008 accompanying consolidated financial statements (Note 15); and

  •
  Horizon Casino Resort ("Tahoe Horizon") located in Lake Tahoe, Nevada to which we assigned all rights and certain obligations to the property in two phases, effective June 15, 2009 and October 16, 2009 (Note 12), which is presented as discontinued operations with the assets and liabilities of Tahoe Horizon presented as held and used through the date of disposition in the accompanying consolidated financial statements (Note 15).

        Finally, the Company has an interest in Tropicana Casino and Resort ("Tropicana AC") located in Atlantic City, New Jersey, which has been deconsolidated since December 12, 2007, and is presented as a beneficial interest in Trust on the accompanying consolidated balance sheets (Note 6).

FIN-A-6

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

  Proceedings under Chapter 11 of the Bankruptcy Code

        On May 5, 2008 (the "Petition Date"), the Company and certain of its subsidiaries and affiliates, including Tropicana Entertainment, LLC ("TE"), Tropicana Entertainment Intermediate Holdings, LLC ("TEIH"), JMBS Casino, LLC ("JMBS Casino"), Columbia Properties Vicksburg, LLC ("CP Vicksburg") and Realty (collectively, the "Debtors"), filed voluntary petitions (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") (Case No. 08-10856). JMBS Casino and CP Vicksburg are affiliates of the Company but their financial statements are not included in the accompanying consolidated financial statements.

        The Debtors' plan of reorganization (the "Plan"), which was confirmed by the Bankruptcy Court on May 5, 2009, excluded Tropicana LV given Tropicana LV had a separate group of creditors, and that its capital structure, the claims arising thereunder, as well as the business operations warranted a separate plan of reorganization. Accordingly, a separate plan of reorganization for Tropicana LV (the "Tropicana LV Plan") was also confirmed by the Bankruptcy Court on May 5, 2009 and consummated on July 1, 2009. As a result, Tropicana LV is no longer owned or operated by the Company subsequent to June 30, 2009 and has been presented as discontinued operations (Note 15). The remaining Debtors continued their operations as debtors-in-possession until March 8, 2010 (the "Effective Date").

        The Plan was consummated and became effective on March 8, 2010, which was once all conditions to effectiveness, including approvals from gaming regulators were satisfied. See Note 18—Emergence from Bankruptcy.

        The Company was in bankruptcy, had negative working capital as of December 31, 2009 and has incurred significant losses from operations during reorganization. These conditions, among other factors, raise substantial doubt about the Company's ability to continue as a going concern.

        Tropicana AC was not a party to the Chapter 11 Cases. However, on April 29, 2009, Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH and the owner of Tropicana AC, and its sole, wholly owned subsidiary Manchester Mall, Inc. (collectively, the "Tropicana AC Parties") filed petitions (the "Adamar Bankruptcy Cases") for relief under Chapter 11 of the Bankruptcy Code in jointly administered cases under the lead case In re: Adamar of New Jersey, Inc. and Manchester Mall, Inc., Case No. 09-20711 (JHW) before the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court") which is described further in Note 6.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The accompanying consolidated financial statements include the Company, its majority-owned subsidiaries and Realty. Effective December 12, 2007, the financial statements of Tropicana AC are no longer consolidated as discussed in Note 6. In addition, as noted above, Tropicana LV and Tahoe Horizon are presented as discontinued operations in the accompanying consolidated statements of operations. The assets and liabilities of Tropicana LV are presented as held for sale in the 2008 accompanying consolidated balance sheet, Tahoe Horizon is presented as held and used as it was disposed of other than by sale (Note 15). Cash flows of the discontinued operations have not been

FIN-A-7

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

segregated from the cash flows of continuing operations on the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation.

        Noncontrolling interest in the consolidated financial statements represents the noncontrolling equity ownership of Greenville and Realty. The noncontrolling interest of Greenville is allocated in accordance with the terms of the Greenville operating agreement which is based upon an assumed liquidation of Lighthouse Point as of the end of the reporting periods. In addition, Greenville is not a debtor in the Chapter 11 Cases as it did not guarantee the Company's pre-petition debt. The noncontrolling equity ownership of Realty represents 100% of the earnings of Realty.

  Basis of Presentation

        The accompanying consolidated financial statements are prepared on a "going concern" basis, which assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business. Such realization of assets and payment of liabilities are subject to a significant number of uncertainties. Specifically, the consolidated financial statements do not include all of the necessary adjustments to present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount that will ultimately be paid to settle allowed liabilities and contingencies that may be allowed, or (c) the effect of changes that may be made in connection with the Company's capitalization or operations as a result of consummation of the Plan. As a result of the Chapter 11 Cases, the consolidated financial statements contained herein are subject to material uncertainties.

        For the period subsequent to the Petition Date, the accompanying consolidated financial statements have been prepared in accordance with accounting guidance for financial reporting by entities in reorganization under the bankruptcy code. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the accompanying consolidated balance sheets and are classified as liabilities subject to compromise at the estimated amounts of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the accompanying consolidated statements of operations. Cash received and payments for reorganization items are disclosed separately in the accompanying consolidated statements of cash flows.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in our consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the impairment of long-lived assets, goodwill and intangible assets, fair values of acquired assets and liabilities, self-insured liability reserves, customer loyalty program reserves, contingencies, litigation, claims, assessments and liabilities subject to compromise which are reported at

FIN-A-8

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the amounts expected to be allowed under the accounting guidance for financial reporting by entities in reorganization under the bankruptcy code and loss contingencies. Actual results could differ from these estimates.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash, cash on hand in the casino cages, certificates of deposit, money market funds and other highly liquid investments with original maturities of three months or less.

  Restricted Cash

        Restricted cash consists of cash reserves related to our insurance policies in which the third party administrator is the beneficiary.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalent accounts maintained in financial institutions and accounts receivable. Bank accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 or with the Securities Investor Protection Corporation up to $500,000. Our money market accounts generally are not insured by the federal government. Concentration of credit risk, with respect to casino receivables, is limited through the Company's credit evaluation process. The Company issues markers to approved casino customers following credit checks and investigations of credit worthiness.

  Receivables

        Receivables consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts. Receivables are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their expected realization, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Recoveries of accounts previously written off are recorded when received.

  Inventories

        Inventories consist primarily of food and beverage, retail merchandise and operating supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, or for capital leases and leasehold improvements, over the shorter of the asset's useful life or the term of the lease. Gains or losses on disposals of assets are recognized as incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred.

FIN-A-9

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Our depreciation expense is highly dependent on the assumptions we make about our assets' estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

  Beneficial Interest in Trust

        Beneficial interest in Trust represents the Company's interest in Tropicana AC which is held in an interim casino authorization trust (the "ICA Trust" or "Trust") at December 31, 2009 and 2008. The Company has accounted for its beneficial interest in the ICA Trust under the cost method which was then adjusted to fair value in accordance with accounting guidance for investments in debt and equity securities. See Note 6 for a discussion of impairment charges related to our beneficial interest in the ICA Trust and Note 18—Emergence from Bankruptcy.

  Long-Lived Assets

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with accounting guidance related to impairment or disposal of long-lived assets. For assets to be held for sale, we recognize the asset to be sold at the lower of carrying value or fair value less costs to sell. Fair value for assets held for sale is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For long-lived assets to be held and used, we review for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows is less than the carrying value, then impairment is measured based on estimated fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Our consolidated financial statements reflect all impairment charges required as of December 31, 2009 and 2008 (Notes 7 and 15).

  Goodwill and Intangible Assets

        Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations. In accordance with accounting guidance related to goodwill and other intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year and in certain situations between those annual dates. No impairments were indicated as a result of the annual impairment test for goodwill and indefinite-lived intangible assets in 2009. See Note 7 for a discussion of our 2008 and 2007 annual impairment tests.

        Goodwill for relevant reporting units is tested for impairment using a discounted cash flow model based on the estimated future results of the Company's reporting units, discounted using the

FIN-A-10

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's weighted-average cost of capital and market indicators of terminal year capitalization rates. The implied fair value of a reporting unit's goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. If the implied fair value of the goodwill is less than its carrying value, then it is written down to its implied fair value.

        Indefinite-lived intangible assets are tested for impairment using a discounted cash flow approach and are not amortized. Intangible assets with a definite life are amortized over their useful life which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.

        Inherent in the reviews of the carrying amounts of goodwill and intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

  Debt Issuance Costs

        Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets, net, on our consolidated balance sheets. As a result of the Chapter 11 Cases, the Company ceased amortization of debt issuance costs related to the Company's debt obligations that were subject to compromise and wrote off the remaining balance of approximately $47.1 million which is included in reorganization items for the year ended December 31, 2008 (Note 3).

  Self-Insurance Reserves

        We are self-insured up to certain stop loss amounts for employee health coverage, workers' compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points. At December 31, 2009 and 2008, the Company had total self-insurance accruals reflected in its consolidated balance sheets including amounts classified as liabilities related to assets held for sale and liabilities subject to compromise of approximately $18.4 million and $16.2 million, respectively.

FIN-A-11

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Fair Value of Financial Instruments

        The carrying values of our cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The Company's debt instruments incurred prior to the Petition Date have been stayed and are subject to compromise as further discussed in Notes 3 and 10. As such, the Company believes that it is impracticable to determine fair value of those pre-petition debt instruments until the Company emerges from the Chapter 11 Cases. As for the DIP Credit Facility (Note 10), the Company believes that its carrying value approximates fair value as the instrument is due within the current period and bears a variable interest rate that adjusts to the market rate. The Company also believes while the Company is in bankruptcy, the credit risk of the Company has not changed significantly and therefore would not have a material impact on the fair value of the DIP Credit Facility.

  Derivative Instruments

        From time to time we enter into derivative instruments, typically in the form of interest rate swaps, in order to manage interest rate risks associated with our current and future borrowings. In accordance with accounting guidance for derivative instruments and hedging activities, all derivative instruments are to be recognized on the balance sheet at fair value. Derivative instruments that are not designated as hedges for accounting purposes must be adjusted to fair value through income. If the derivative instrument qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the derivative instrument's change in fair value will be immediately recognized in earnings. Fluctuations in interest rates can cause the fair value of derivative instruments to change each reporting period. As of the Petition Date, the Company had two interest rate swaps related to the Senior Secured Credit Facility and Senior Subordinated Notes which have been converted to fixed-amount claims and are classified as liabilities subject to compromise as of December 31, 2009 and 2008 and one interest rate swap related to the Senior Secured Las Vegas Term Loan which had been converted to a fixed-amount claim and classified as liabilities subject to compromise related to assets held for sale at December 31, 2008 but discharged upon consummation of the Tropicana LV Plan on July 1, 2009 (Note 3). The Company has not entered into any additional interest rate swap agreements subsequent to the Petition Date.

  Customer Loyalty Program

        The Company provides certain customer loyalty programs (the "Programs") at its casinos, which allow customers to redeem points earned from their gaming activity for cash, food, beverage, rooms or merchandise. Under the Programs, customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the Programs. The Company records a liability for the estimated cost of the outstanding points under the Programs that it believes will ultimately be redeemed. At December 31, 2009 and 2008, approximately $4.7 million and $6.0 million, respectively, were accrued for the cost of anticipated Programs redemptions including amounts classified as liabilities related to assets held for sale. The estimated cost of the outstanding points under the Programs is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to

FIN-A-12

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

be redeemed. For points that may be redeemed for cash, the Company accrues this cost, after consideration of estimated redemption rates, as they are earned which is included in promotional allowances with the exception of Tropicana LV and Tahoe Horizon which are included in discontinued operations. For points that may only be redeemed for goods or services but cannot be redeemed for cash, the Company estimates the cost and accrues for this expense as the points are earned from gaming play which is recorded as casino operating costs and expense, with the exception of Tropicana LV and Tahoe Horizon which are included in discontinued operations.

  Revenue Recognition and Promotional Allowances

        Casino revenue represents the net win from gaming activities, which is the difference between gaming wins and losses. Room, food and beverage and other operating revenues are recognized at the time the goods or services are provided. The majority of our casino revenue is counted in the form of cash and chips and, therefore, is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The estimated departmental costs and expenses of providing these promotional allowances, for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Room	$11,065	$8,727	$19,909
Food and beverage	22,127	24,042	51,869
Other	703	671	1,814

Total	$33,895	$33,440	$73,592

  Gaming Taxes

        We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are included in casino operating costs and expense, on our consolidated statements of operations. Gaming taxes included in continuing operations totaled approximately $52.7 million, $57.7 million and $96.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

  Advertising

        We expense advertising costs as incurred or the first time the advertising takes place. Advertising expense, included in continuing operations, which is generally included in marketing, advertising and promotions on our consolidated statements of operations, was approximately $5.2 million, $8.0 million and $14.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

  Income Taxes

        We account for income taxes under accounting guidance for income taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between

FIN-A-13

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the accounting guidance, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Future tax benefits are recognized to the extent that realization of those benefits is considered more likely than not and a valuation allowance is established for deferred tax assets which do not meet this threshold.

  Fair Value Measurements

        The Company adopted the accounting guidance related to fair value measurements of financial assets and liabilities on January 1, 2008, and for nonfinancial assets and liabilities on January 1, 2009. The accounting guidance establishes a framework for measuring the fair value of assets and liabilities and requires certain disclosures about fair value. The framework utilizes a fair value hierarchy consisting of the following: "Level 1" inputs, which are observable inputs for identical assets, such as quoted prices in an active market; "Level 2" inputs, which are observable inputs for similar assets; and "Level 3" inputs, which are unobservable inputs. The Company's significant assets affected by the adoption of the accounting guidance are the beneficial interest in Trust and assets held for sale which fair value was measured using either "Level 2" or "Level 3" inputs, consisting primarily of estimates of future cash flows.

  Recently Issued Accounting Standards

        In June 2009, new accounting guidance was issued amending the accounting guidance related to consolidation of variable interest entities. The objective of the accounting guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This new guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early application is prohibited. We are currently evaluating the impact on our consolidated financial statements the adoption of this new guidance will have.

        A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

  Reclassifications

        Certain amounts in the consolidated financial statements for the year ended December 31, 2008 and 2007 have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on the previously reported net loss.

  Fresh Start Reporting

        Upon consummation of the Plan, the accounting for the assets and liabilities reported in the Company's subsequent consolidated financial statements may materially change. As of the Effective

FIN-A-14

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Date, the Company anticipates that its successor, Tropicana Entertainment Inc. (the "Successor"), will be required to adopt the "fresh start" provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively, as of such Effective Date. Certain of these values may differ materially from the values recorded on the accompanying consolidated balance sheet as of December 31, 2009. Additionally, the Successor's results of operations after the application of fresh start reporting will not be comparable to our results of operations for previous periods. The Successor may also make changes in accounting practices and policies as of or after the Plan's Effective Date. For all of these reasons, our Successor's consolidated financial statements for periods subsequent to the Effective Date of the Plan will not be comparable with our prior periods.

NOTE 3—VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

  Bankruptcy Proceedings

        On May 5, 2008, as discussed in Note 1, the Company, certain of its subsidiaries and affiliates, filed voluntary petitions in the Bankruptcy Court seeking reorganization relief under the provisions of the Bankruptcy Code. Prior to the Effective Date, the Company operated its businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As a debtor-in-possession, the Company was authorized to continue to operate as an ongoing business, but was not permitted to engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court after notice and an opportunity for a hearing.

        Under the Bankruptcy Code, during reorganization, certain claims, including most litigation, against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continued business operations as a debtor-in-possession until the Effective Date. Those claims are reflected as "liabilities subject to compromise" in the accompanying consolidated balance sheets. Additional claims (liabilities subject to compromise) may arise during reorganization resulting from rejection of executory contracts, including leases and from the determination by the Bankruptcy Court (or agreed by the parties in interest) of allowed claims for contingencies and other disputed amounts.

        The Company had in place a Bankruptcy Court-approved $80.0 million delayed draw term loan Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the "DIP Credit Facility") to supplement its cash flow during the reorganization process until the Effective Date (Note 10).

  Plan of Reorganization (Note 18—Emergence from Bankruptcy)

        The Plan was confirmed by the Bankruptcy Court on May 5, 2009. The Plan was consummated and became effective on March 8, 2010, on which date all conditions to effectiveness, including approvals from gaming regulators, were satisfied. See Note 18—Emergence from Bankruptcy.

        Pursuant to the Tropicana LV Plan, on July 1, 2009, the assets related to Tropicana LV were transferred to an unrelated company, owned by the lenders under the $440 million Senior Secured Term Loan (the "Las Vegas Term Loan"). A litigation trust (the "Litigation Trust") was also created, to which the Company contributed certain claims against its former owners. Beneficial interests in the

FIN-A-15

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

Litigation Trust were held by the Company and by certain of the former creditors of Tropicana LV, and on the Effective Date, the Company no longer has an interest in the Litigation Trust.

        Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Successor, a newly organized company, acquired from the Debtors certain subsidiaries of the Company (not including Tropicana LV, Tahoe Horizon and related assets), as well as Realty, JMBS Casino and CP Vicksburg (collectively, the "Affiliate Guarantors") and assets of certain Debtors, in exchange for (a) the issuance of shares of the Successor's common stock, and warrants to purchase additional shares of the Successor's common stock and (b) the assumption of certain liabilities of the Company, its subsidiaries subsequent to the Plan and the Affiliate Guarantors incurred after the Petition Date to the extent not paid on or prior to the Effective Date other than income tax liabilities.

        On the Effective Date, lenders under the Senior Secured Credit Facility (the "Credit Facility"—Note 10) were issued the Successor's common stock and beneficial interests in the Litigation Trust, while holders of the Company's 9 5/8% Senior Subordinated Notes (the "Notes"—Note 10) and holders of general unsecured claims received warrants to purchase the Successor's common stock and beneficial interests in the Litigation Trust, in exchange for all of their claims against the Company and Affiliate Guarantors.

  Liabilities Subject to Compromise

        Liabilities subject to compromise are certain of the liabilities of the Company incurred prior to the Petition Date of the Chapter 11 Cases. In accordance with accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the Chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan or other events. In some individual instances and in total, claims filed by the creditors are in excess of the amounts recorded by the Company. The Company has recorded an estimate of allowed claims based on the reconciliation work that has been performed. However, given the size and complexity of the Chapter 11 Cases, there is some uncertainty as to the ultimate liability that will be negotiated with creditors for these pre-petition claims, and, the final liability upon completion of the negotiation with claimants at a future date may be significantly higher or lower than management's current estimate. The Company intends to contest claims to the extent that they exceed the amounts the Company believes are due. Payment terms for the liabilities subject to compromise were established as part of the Plan and the Tropicana LV Plan (Note 18—Emergence from Bankruptcy).

FIN-A-16

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

        Liabilities subject to compromise, excluding amounts related to assets held for sale, consist of the following (in thousands):

	December 31,
	2009	2008
9 5/8% Senior Subordinated Notes (Note 10)	$960,000	$960,000
Senior Secured Credit Facility-Term Loan (Note 10)	1,300,239	1,300,239
Senior Secured Credit Facility-Revolver (Note 10)	29,010	21,000
Capital lease	11	58

Debt subject to compromise	2,289,260	2,281,297
Interest rate swaps	53,158	53,158
Accrued expenses and other liabilities	23,919	19,928
Accounts payable	19,675	19,633
Accrued interest	36,173	36,173
Note payable and accrued interest to affiliate guarantors	13,109	13,109
Due to affiliates	14,606	14,606

Total liabilities subject to compromise	$2,449,900	$2,437,904

        Liabilities subject to compromise related to assets held for sale, consist of the following (in thousands):

December 31,
2008
Senior Secured Las Vegas Term Loan (Note 10)	$440,000
Interest rate swap	2,749
Accrued expenses and other liabilities	972
Accounts payable	5,168
Due to affiliates	27,044

Total liabilities subject to compromise related to assets held for sale	$475,933

FIN-A-17

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

  Reorganization Items

        Reorganization items, excluding amounts included in discontinued operations, represent amounts incurred since the Petition Date as a direct result of the Chapter 11 Cases, and were comprised of the following (in thousands):

	Year Ended December 31,
	2009	2008
Professional fees	$26,364	$44,290
Write-off of debt issuance costs	—	47,059
Interest income	(69)	(285)
Other	702	1,313

Total reorganization items, net	$26,997	$92,377

        Reorganization items related to discontinued operations, represent amounts incurred since the Petition Date as a direct result of the Chapter 11 Cases for Tropicana LV and Tahoe Horizon, and were comprised of the following (in thousands):

	Year Ended December 31,
	2009	2008
Professional fees	$1,565	$2,990
Interest income	(77)	(577)
Other	58	82

Total reorganization items included in loss from discontinued operations, net of tax	$1,546	$2,495

        Professional fees include financial, tax, legal, real estate and valuation services, among other items, that are directly associated with the reorganization process. Cash payments pertaining to these reorganization items, including amounts related to discontinued operations, amounted to approximately $37.5 million and $38.1 million for the years ended December 31, 2009 and 2008, respectively. On the Petition Date, in accordance with accounting guidance for financial reporting entities in reorganization under the bankruptcy code, the Company ceased amortization of debt issuance costs related to pre-petition debt obligations and wrote off the unamortized balance of all debt issuance costs related to the Notes.

FIN-A-18

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—RECEIVABLES

        Receivables, excluding amounts included in assets held for sale, consist of the following (in thousands):

	December 31,
	2009	2008
Casino	$877	$1,204
Hotel	1,148	2,913
Income tax receivable	12,787	12,128
Other	393	572

	15,205	16,817
Allowance for doubtful accounts	(691)	(846)

Receivables, net	$14,514	$15,971

NOTE 5—PROPERTY AND EQUIPMENT

        Property and equipment, excluding amounts included in assets held for sale, consist of the following (in thousands):

		December 31,
	Estimated life (years)
		2009	2008
Land	—	$33,990	$33,990
Buildings and improvements	10 - 39	377,547	405,387
Furniture, fixtures and equipment	5 - 10	107,747	123,031
Riverboats and barges	10	47,580	47,380
Construction in progress	—	3,417	2,532

		570,281	612,320
Accumulated depreciation		(146,631)	(152,090)

Property and equipment, net		$423,650	$460,230

NOTE 6—BENEFICIAL INTEREST IN TRUST

        Prior to the Aztar acquisition, the New Jersey Casino Control Commission (the "NJ Commission") granted TEH temporary authority to operate Tropicana AC requiring the respective stock be placed in the ICA Trust until completion of the licensing process. On December 12, 2007, the NJ Commission denied TEH a permanent license to operate Tropicana AC and declared operative the ICA Trust ("NJ License Denial"). A trustee ("Trustee") was assigned under the ICA Trust to assume management responsibility of Tropicana AC until it could be sold to a third party. The sale of Tropicana AC was in the control of the Trustee. Under New Jersey law, TEH was entitled to the lower of the value of the property as of the date the trust became operative or its original cost to acquire Tropicana AC upon the eventual sale of the property. Because Tropicana AC is being sold to the lenders under the Credit Facility pursuant to the $200 million credit bid, as discussed below, the Company will not receive any cash proceeds from the sale of Tropicana AC.

FIN-A-19

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—BENEFICIAL INTEREST IN TRUST (Continued)

        As a result of the actions taken on December 12, 2007, by the NJ Commission, the Company determined that Tropicana AC should not be consolidated subsequent to December 12, 2007. This determination was based on the provisions in accordance with accounting guidance for consolidation of all majority owned subsidiaries, whereby the government imposed restrictions on the Company's continued management and control of Tropicana AC were so severe that they cast significant doubt on the Company's ability to control the subsidiary. The Company has thereafter accounted for its interest in Tropicana AC, held by the ICA Trust, under the cost method. The Company's cost basis was then adjusted to fair value in accordance with accounting guidance related to accounting for certain investments in debt and equity securities.

        As a result, the net cost basis in Tropicana AC is presented as a beneficial interest in Trust in the accompanying consolidated balance sheets as of December 31, 2009 and 2008. As the Trustee had control of the operations of Tropicana AC since December 12, 2007, there are no results of operations, other than impairment charges associated with the beneficial interest for Tropicana AC included in the consolidated statements of operations and statements of cash flows for the years ended December 31, 2009 and 2008.

        During the period that the Trustee was in control of the operations of Tropicana AC pending the closing of its sale, the Trustee and the NJ Commission had committed to allow excess cash flow from Tropicana AC to be transferred to TEH in support of Tropicana AC's allocated portion of the Credit Facility and the Notes and prohibited TEH from participating in cash flows in excess of the interest allocation. Any cash flow over this allocation of interest could be retained by the NJ Commission under the ICA Trust and related regulations. The Company received transfers of approximately $11.6 million through April 2008 which were accounted for as a reduction in the carrying amount of the beneficial interest in the ICA Trust. However, upon the Company's filing for bankruptcy protection on May 5, 2008, the Trustee suspended additional cash transfers.

  Bankruptcy Proceedings

        Despite the efforts of the Trustee, no acceptable third-party offer was made to acquire Tropicana AC. Accordingly, the Trustee began a dialogue with the steering committee of the lenders under the Credit Facility (the "Steering Committee"). At a meeting of the NJ Commission conducted on February 18, 2009, the Steering Committee advised the NJ Commission that the lenders under the Credit Facility were willing to make a credit bid (the "Credit Bid") to acquire Tropicana AC, meaning that the lenders under the Credit Facility would offer to exchange a portion of the Credit Facility for ownership of the Tropicana AC. Thereafter, the Steering Committee, the Trustee and the Company negotiated the terms of an asset purchase agreement (the "Asset Purchase Agreement").

        On April 29, 2009, the NJ Commission approved the final form of the Asset Purchase Agreement and the NJ Commission gave the Trustee permission to cause the Tropicana AC Parties to file for bankruptcy protection and pursue an auction sale of Tropicana AC pursuant to 11 U.S.C. §363 utilizing the Asset Purchase Agreement as the first bid to acquire the Tropicana AC (the "Sale"). On April 29, 2009, the Asset Purchase Agreement was executed. Pursuant to the Plan, the portion of the Credit Facility used to make the Credit Bid would not be cancelled but would instead, pursuant to the Plan, remain outstanding on the Effective Date for purposes of the Credit Bid.

FIN-A-20

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—BENEFICIAL INTEREST IN TRUST (Continued)

        On April 29, 2009, as discussed in Note 1, the Tropicana AC Parties filed the Adamar Bankruptcy Cases. On June 12, 2009, the New Jersey Bankruptcy Court entered an order that, among other things, approved the sale by Adamar of all of the property owned or controlled by Adamar relating to Tropicana AC to the lenders under the Credit Facility, free and clear of all claims, encumbrances (as defined in the June 12, 2009 order of the New Jersey Bankruptcy Court) and interests (other than assumed liabilities and permitted encumbrances identified in the Asset Purchase Agreement) pursuant to the terms of the Asset Purchase Agreement (the "New Jersey Sale Order").

        On August 26, 2009, after conducting a hearing on July 27, 2009, and by way of Commission Resolution No. 09-08-26-16, the NJ Commission ruled that the Successor, a newly organized company, was permitted to apply to the NJ Commission to become a holding company of a subsidiary which would acquire Tropicana AC pursuant to the terms of the Asset Purchase Agreement.

        As a result of the NJ Commission's August 26, 2009 ruling, which cleared the way for Tropicana AC to be owned by a subsidiary of the Successor, the parties to the Asset Purchase Agreement agreed to amend and restate the Asset Purchase Agreement to provide that, among other things, Tropicana AC would be acquired by a subsidiary of the Successor, pursuant to the terms of the amended and restated Asset Purchase Agreement (the "Amended and Restated Purchase Agreement"), a modified New Jersey Sale Order and the Plan. The New Jersey Bankruptcy Court entered an order approving the Amended and Restated Purchase agreement on October 29, 2009 (the "NJ Sale Order"). The Bankruptcy Court entered an order approving the Amended and Restated Purchase Agreement on November 4, 2009 (the "Delaware Sale Order"). On November 19, 2009 the NJ Commission approved the terms of the Amended and Restated Purchase Agreement, approved Adamar entering into the Amended and Restated Purchase Agreement, and approved the Plan as amended to accommodate changes as a consequence of the parties entering into the Amended and Restated Purchase Agreement.

        The Tropicana AC Parties continued to operate as debtors-in-possession pending the Sale. No plan of reorganization was proposed in the Adamar Bankruptcy Cases due to the Sale. The Sale was consummated and became effective on March 8, 2010, at which time certain subsidiaries of the Successor acquired Tropicana AC and the lenders under the Credit Facility each received their pro rata portion of shares of the Successor's common stock in exchange for their Credit Bid (Note 18).

  Impairment Loss

        Under the accounting guidance related to the meaning of other-than-temporary impairment and its application to certain investments, cost basis investments such as our beneficial interest in Trust are evaluated for impairment under a process that results in an impairment charge reducing the cost basis to fair value when other-than-temporary impairment exists. To determine the fair value, the Company utilized a combination of the income approach and market approach. The income approach incorporates the use of the discounted cash flow method, whereas the market approach incorporates the use of the guideline company method. Significant assumptions are used to determine the fair value such as cash flow projections, working capital requirements and the discount rate which are considered "Level 3" inputs. The estimated fair value of the beneficial interest in Trust declined to $200.0 million at December 31, 2009 from $354.3 million at December 31, 2008 which was based on the $200 million credit bid by the lenders under the Credit Facility as discussed above, resulting in impairment charges of $154.3 million during the year ended December 31, 2009.

FIN-A-21

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—IMPAIRMENT CHARGES AND OTHER WRITE-DOWNS

        Impairment charges and other write-downs included in continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Impairment of beneficial interest in Trust (Note 6)	$154,300	$530,778	$635,916
Impairment of intangible assets	—	97,900	310,990
Impairment of property and equipment	—	27,788	—
Write-off of abandoned projects	—	824	—
Loss on disposal of assets	30	225	448

Impairment charges and other write-downs	$154,330	$657,515	$947,354

  Impairment of Intangible Assets and Goodwill

        As a result of the Company's annual impairment test in 2008, the Company recognized an impairment loss on intangible assets of $97.9 million of which $58.3 million was related to the gaming license at Casino Aztar and $39.6 million was related to the gaming license at Belle of Baton Rouge. These licenses were impacted by the then-current market conditions including lower market valuation multiples for gaming assets, higher discount rates resulting from uncertainty in the credit and equity markets and decreased projected cash flow estimates.

        During the year ended December 31, 2007, the Company recorded impairment losses related to its intangible assets of approximately $311.0 million of which $128.1 million related to the gaming license for Casino Aztar as a result of a pending sale of the property which was subsequently terminated in 2008 and $182.9 million related to the Tropicana trade name as a result of loss of control at Tropicana AC caused by the NJ License Denial. In addition, the Company recorded approximately $142.4 million in impairment losses during the year ended December 31, 2007 related to its goodwill of which $78.0 million was a result of lower than expected operating results at the Tropicana Express and $64.4 million was related to Casino Aztar.

        When testing goodwill and indefinite life intangible assets for impairment, the Company utilized the income approach, which includes an analysis of the market, cash flow and risks associated with achieving such cash flows. The income approach focuses on the income producing capability of the respective property and represents the present value of the future economic benefits expected to be derived. Significant assumptions used in the impairment test included cash flow projections, working capital requirements and the discount rate. Further, in the case of Tropicana LV, appraisals pertaining to the underlying land values were also considered.

  Impairment of Property and Equipment

        We evaluate our property and equipment for impairment whenever indicators of impairment exist. During the fourth quarter of 2008, the continuing economic downturn and constrained capital markets contributed to a severe decline in value of gaming stocks and gaming assets. As a result, the Company determined that a triggering event occurred in the fourth quarter of 2008, therefore its property and equipment was reviewed for impairment. Based on estimated undiscounted future cash flows, the

FIN-A-22

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—IMPAIRMENT CHARGES AND OTHER WRITE-DOWNS (Continued)

Company determined that the carrying value of the property and equipment at MontBleu, Tropicana LV and Tahoe Horizon exceeded its estimated undiscounted cash flows. As a result, the Company performed a fair value analysis for these assets and recorded an impairment loss of approximately $27.8 million at MontBleu to write down the book value of its property and equipment to the estimated fair value.

        The Company recorded an impairment charge, included in discontinued operations, during the year ended December 31, 2008 of approximately $195.2 million of which $187.4 million related to Tropicana LV and $7.8 million related to Tahoe Horizon to write down the book value of their property and equipment to the estimated fair value. In addition, impairment charges, included in discontinued operations, of approximately $20.8 million were recorded during 2007 to write down the carrying value of the property and equipment at Tahoe Horizon to their estimated fair values due to litigation which would have caused the early termination of the ground lease at Tahoe Horizon.

  Write-off of Abandoned Projects

        During the year ended December 31, 2008, the Company decided to abandon various projects that were in the development stage due to the economic conditions and the Chapter 11 Cases. In conjunction with these decisions, the capitalized costs incurred to date of approximately $0.8 million, related to Belle of Baton Rouge, were written off during the year ended December 31, 2008 and included in continuing operations.

        In addition, the Company wrote off capitalized costs incurred to date of approximately $26.8 million during the year ended December 31, 2008 related to Tropicana LV which are included in discontinued operations on the accompanying statement of operations.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

        As discussed in Note 1, the Company acquired Aztar on January 3, 2007. In connection with the acquisition, we recorded significant amounts of goodwill and intangible assets which were adjusted during our annual impairment testing in 2008 and 2007.

        Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination. As of December 31, 2009 and 2008, the Company had $16.8 million of goodwill related to Belle of Baton Rouge.

FIN-A-23

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Intangible assets, excluding amounts included in assets held for sale, consist of the following (in thousands):

		December 31,
	Estimated life (years)
		2009	2008
Trade name	Indefinite	$16,700	$16,700
Gaming licenses	Indefinite	50,718	50,718
Trade name	1 1/2 - 10	3,200	3,200
Customer lists	5 - 15	7,467	7,467
Other	9 - 60	4,408	4,408

Total intangible assets		82,493	82,493
Less accumulated amortization:
Trade name		(3,017)	(2,967)
Customer lists		(5,195)	(5,171)
Other		(393)	(304)

Total accumulated amortization		(8,605)	(8,442)

Intangible assets, net		$73,888	$74,051

        The indefinite life trade name is related to the Tropicana trade name acquired in the Aztar acquisition. Gaming licenses are intangible assets acquired from the purchase of gaming entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. Gaming licenses are not subject to amortization as we have determined that they have an indefinite life. The definite life trade name represents the Aztar trade name for $2.7 million acquired in the Aztar acquisition which was amortized over 1 1/2 years and is fully amortized. The remaining $0.5 million of the definite life trade name is associated with Realty and is being amortized on a straight-line basis over 10 years which is the estimated useful life. Customer lists represent the value associated with our customers under our customer loyalty programs and are being amortized on a straight-line basis. Estimated annual amortization expense for definite-lived intangible assets is anticipated to be approximately $0.2 million in the year ended December 31, 2010 and $0.1 million in each year of the years ended December 31, 2011, 2012, 2013 and 2014.

FIN-A-24

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities, excluding liabilities subject to compromise and liabilities related to assets held for sale, consist of the following (in thousands):

	December 31,
	2009	2008
Accrued payroll and related	$14,036	$15,993
Accrued gaming and related	8,749	10,398
Accrued interest	240	10,060
Deferred tax liability—current portion	858	2,838
Other accrued expenses and current liabilities	6,292	5,083

Total accrued expenses and other current liabilities	$30,175	$44,372

NOTE 10—DEBT

        Debt consists of the following (in thousands):

	December 31,
	2009	2008
Debtor-in-Possession Credit Agreement, interest at 13.3% at December 31, 2009 and 2008	$65,219	$66,062
Senior Secured Credit Facility—Term Loan, due 2012, interest at 0% and 7.1% at December 31, 2009 and 2008, respectively (subject to compromise)	1,300,239	1,300,239
Senior Secured Credit Facility—Revolver, interest at 0% and 7.1% at December 31, 2009 and 2008, respectively (subject to compromise)	29,010	21,000
9 5/8% Senior Subordinated Notes, due 2014 (subject to compromise)	960,000	960,000
Senior Secured Las Vegas Term Loan, interest at 4.5% at December 31, 2008 (subject to compromise related to assets held for sale)	—	440,000
Other long-term debt	461	158

Total debt	2,354,929	2,787,459
Less amounts subject to compromise	(2,289,260)	(2,281,297)
Less amounts subject to compromise related to assets held for sale	—	(440,000)
Less current portion of debt not subject to compromise	(65,669)	(66,162)

Total long-term debt, net	$—	$—

  Debtor-in-Possession Credit Agreement (Note 18—Emergence from Bankruptcy)

        On May 5, 2008, the Company entered into the DIP Credit Facility. In October 2008, the Company increased its availability under the DIP Credit Facility from $67 million to $80 million. The Company extended the maturity of the DIP Credit Facility to the earlier of March 31, 2010 or the Effective Date of the Plan (Note 18). Borrowings under the DIP Credit Facility bear interest at a margin over the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the DIP Credit Facility), as selected by the Company.

FIN-A-25

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—DEBT (Continued)

        The DIP Credit Facility provides the administrative agent, collateral agent and lenders with a senior priming lien on all of the Company's tangible and intangible assets subject to certain exceptions specified therein. In addition, each of the Company's subsidiaries, as well as the Affiliate Guarantors, are guarantors under the DIP Credit Facility. The liens granted by the subsidiaries are (a) in the case of the subsidiaries that are Credit Facility guarantors, senior priming liens subject to certain exceptions specified therein, and (b) in the case of subsidiaries that are guarantors of the Las Vegas Term Loan, liens immediately junior to the liens granted to the lenders under the Las Vegas Term Loan and certain other existing liens.

        The DIP Credit Facility contains certain financial and other covenants which require the Company to, among other things, (i) maintain a cumulative monthly minimum Consolidated Adjusted EBITDA, (ii) maintain at least $7 million of liquidity determined by reference to their cash balances and available credit under the DIP Credit Facility; and (iii) limit cumulative capital expenditures during each monthly period to the amounts, each as set forth in the DIP Credit Facility. The covenants impose restrictions on the Credit Facility guarantors' financial and business operations, including their ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock while allowing the Credit Facility guarantors to lend up to $15 million to the Las Vegas Term Loan guarantors. As of December 31, 2009, we were in compliance with all financial covenants in the DIP Credit Facility. Furthermore, the DIP Credit Facility requires the Credit Facility guarantors to make disbursements subject to a periodically updated and agreed-upon Approved Cash Flow Forecast (as defined in the DIP Credit Facility) subject to certain variances as set forth in the DIP Credit Facility.

        The DIP Credit Facility contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default in payment of principal, interest or other amounts due under the DIP Credit Facility, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate.

  Senior Secured Credit Facility—subject to compromise

        On January 3, 2007, the Company, in connection with the Aztar acquisition, entered into the Credit Facility comprised of a $1.53 billion senior secured term loan ("Term Loan") and a $180.0 million senior secured revolving credit facility ("Revolver"). The Term Loan bears interest at a margin above the LIBO Rate or Alternative Base Rate (each as defined in the Credit Facility), as selected by the Company. The borrowings under the Credit Facility are guaranteed by the same guarantors as the Notes; security interests in all of the Company's and the guarantors' tangible and intangible assets, including a pledge of all equity interests in the Company and the guarantors; and a guarantee of Columbia Sussex Corporation ("CSC"), a company related by common ownership, to the extent that the Revolver exceeds $100.0 million. The Credit Facility requires additional mandatory principal payments of, among other things, excess cash flow, as defined in the agreement.

        The NJ License Denial was a default under the Credit Facility. As a result of the bankruptcy filing as discussed in Note 3, claims against the Company, including those related to the Credit Facility have been stayed and are reflected as "liabilities subject to compromise" in the accompanying consolidated balance sheets as of December 31, 2009 and 2008.

FIN-A-26

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—DEBT (Continued)

        Subsequent to the Petition Date, the Bankruptcy Court authorized the Company to make adequate protection payments that include interest on the Credit Facility, which were approximately $70.6 million during the year ended December 31, 2008. Effective February 1, 2009, the Bankruptcy Court authorized the Company to suspend the adequate protection payments with respect to interest which resulted in no interest expense in 2009 related to the Credit Facility. The interest rate was the Adjusted LIBO Rate plus 2.25% per annum until (but not including) June 30, 2008 and thereafter, at the Alternate Base Rate plus 1.25% per annum.

        Prior to the Petition Date, the Company had approximately $8.0 million in letters of credit issued under the Credit Facility which were paid to the beneficiary in 2009 and accordingly increased the outstanding balance of the Credit Facility as of December 31, 2009.

  Senior Subordinated Notes—subject to compromise

        On December 28, 2006, the Company issued the Notes to partially finance the Aztar acquisition. Interest on the Notes is payable semi-annually on June 15 and December 15 of each year.

        The Notes are guaranteed by certain of the Company's then existing and future subsidiaries as well as by the Affiliate Guarantors. The Notes are not guaranteed by Tropicana LV or Lighthouse Point. The Notes contain certain restrictive covenants regarding, among other things, the Company's and the guarantors' ability to incur or guarantee additional indebtedness, pay dividends, sell or transfer assets, make certain investments, create or incur certain liens, enter into merger, consolidation or sale transactions and to enter into transactions with affiliates that are not described in the agreements. Although Lighthouse Point is not a guarantor, it is subject to the restrictive covenants of the Notes, as defined. Upon a change in control of the Company, as defined, the holders of each Note has the right to require the Company to repurchase the Notes at 101% of the principal amount plus any unpaid interest to the date of purchase.

        On January 28, 2008, the Company received a notice of an event of default under the Indenture from the successor Trustee related to the NJ License Denial and the then pending sales of Tropicana AC and the Casino Aztar. The filing for bankruptcy protection by the Company on May 5, 2008, as discussed in Note 3, stayed claims against the Company including those related to the Notes and are reflected as "liabilities subject to compromise" in the accompanying consolidated balance sheets.

  Las Vegas Term Loan—subject to compromise related to assets held for sale

        In conjunction with the Aztar acquisition on January 3, 2007, the Company entered into the Las Vegas Term Loan which was scheduled to mature in July 2008. Interest on the Las Vegas Term Loan was due quarterly at a margin above a LIBO Rate option or an Alternative Base Rate (each as defined in the Las Vegas Term Loan), as selected by the Company, and was secured by all the assets of Tropicana LV. On the closing date, the Company was required to deposit, in an escrow account, cash in an amount sufficient to pay all scheduled interest payments in respect of the Las Vegas Term Loan for a one-year period.

        In April and May 2008, the lenders under the Las Vegas Term Loan sent notices of default to the Company for failure to pay interest due on April 30, 2008, failure to timely deliver audited financial

FIN-A-27

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—DEBT (Continued)

statements, failure to make excess cash flow principal payments (if any were required) and failure to notify the lenders of defaults under other credit agreements.

        As a result of the bankruptcy filing as discussed in Note 3, claims against the Company, including those related to the Las Vegas Term Loan were stayed and are reflected as "liabilities subject to compromise related to assets held for sale" in the accompanying consolidated balance sheet at December 31, 2008. Subsequent to the Petition Date, the Bankruptcy Court authorized the Company to use this restricted cash to make adequate protection payments that include interest on the Las Vegas Term Loan which were approximately $3.5 million for the year ended December 31, 2009 and $16.0 million for the year ended December 31, 2008. Effective March 15, 2009, the Bankruptcy Court authorized the Company to suspend the adequate protection payments. The interest rate was the Adjusted LIBO Rate plus 2.25% per annum until (but not including) June 30, 2008 and thereafter, at the Alternate Base Rate plus 1.25% per annum.

        The Tropicana LV Plan was confirmed by the Bankruptcy Court on May 5, 2009 and became effective on July 1, 2009. By virtue of the Tropicana LV Plan becoming effective, Tropicana LV, subsequent to June 30, 2009, is no longer owned or operated by the Company and the Las Vegas Term Loan has been cancelled.

NOTE 11—DERIVATIVE INSTRUMENTS

        The Company had entered into interest rate swap agreements to effectively convert a portion of its variable interest rate to a fixed interest rate. In January 2007, the Company entered into three interest rate swap agreements with a combined notional amount of $1.4 billion. These interest rate swaps were not designated as hedging instruments for accounting purposes and as a result gains or losses resulting from the change in fair value of these interest rate swaps were recognized in earnings in the period of change.

        Prior to the Petition Date, the Company had two interest rate swap agreements for an aggregate notional amount of $1.0 billion each converting a portion of our floating-rate debt to a fixed rate of 5.0% based on three-month LIBO Rate. In addition, the Company had a third interest rate swap agreement for a notional amount of $440.0 million (the "Las Vegas Swap") converting a portion of our floating-rate debt to a fixed rate of 5.1% based on three- month LIBO Rate.

        The difference between amounts received and paid under our interest rate swap agreements, as well as costs or fees, was recorded as a reduction of or an addition to interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense included in continuing operations of approximately $15.0 million for the period January 1, 2008 through the Petition Date.

        The filing for bankruptcy protection on May 5, 2008 caused an early termination of these interest swap agreements. The interest rate swap agreements provided that upon an early termination, the market value of the interest rate swap agreement as of the date of the early termination was due and interest payable on this amount was owed at the prime rate plus 2%. The fair value of the interest rate swap agreements as of May 5, 2008 was approximately $55.9 million of which $53.2 million is included in liabilities subject to compromise at December 31, 2009 and 2008 and $2.7 million is included in

FIN-A-28

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—DERIVATIVE INSTRUMENTS (Continued)

liabilities subject to compromise related to assets held for sale at December 31, 2008 and discharged on July 1, 2009 upon the consummation of the Tropicana LV Plan (Note 3).

NOTE 12—RELATED PARTY TRANSACTIONS

  Tahoe Horizon

        In June 2009, the Company and certain subsidiaries entered into a certain Master Restructuring Agreement with CSC and the landlord of the leases for its Tahoe Horizon operations thereby agreeing to assign the leases, certain related assets, rights and obligations of the Tahoe Horizon operations to affiliates of CSC. The assignment of the leases was approved by the Bankruptcy Court concurrently with the confirmation of the Plan. The terms of the assignment provided for the Company to assign the hotel lease on June 15, 2009 while continuing to operate the casino on a limited basis until CSC or a third party designee had been licensed by the Nevada Gaming Commission. In October 2009, the gaming assets and all remaining rights and certain obligations related to Tahoe Horizon were assigned to entity affiliated with CSC and we no longer have any involvement with this property.

  Notes Payable to Affiliate Guarantors

        In 2009, JMBS Casino, an affiliate guarantor, loaned $2.5 million to the Company. The loan accrues interest at an annual rate of 12%. No principal or interest payments are due under the loans until the maturity date of January 1, 2015.

        In September 2008, JMBS Casino and CP Vicksburg, each an affiliate guarantor, loaned $2.5 million and $2.0 million, respectively, to the Company. The loans accrue interest at an annual rate of 12.0%. No principal or interest payments are due under the loans until the maturity date of January 1, 2015.

        In 2007, JMBS Casino and CP Vicksburg loaned $5.0 million and $7.0 million, respectively, to the Company. The loans accrue interest at an annual rate of 12.0%. No principal or interest payments are due under these loans until maturity which is January 1, 2015. Due to the bankruptcy filing in May 2008, the total of these pre-petition loans and accrued interest of $13.1 million is included in liabilities subject to compromise on our accompanying December 31, 2009 and 2008 consolidated balance sheets. Pursuant to the Plan, these loans and accrued interest will be cancelled on the Effective Date.

  Wimar and Columbia Sussex Corporation

        Wimar provided various support services through September 2008 which were charged to the Company. The services provided by Wimar to the Company and its subsidiaries under casino services agreements primarily related to casino operations, employment matters, staffing, marketing, advertising, casino layout, compliance, internal audit and purchasing of gaming related equipment and supplies. The operations of the Company are separate and apart from Wimar. Any costs incurred by Wimar for the benefit of or related to the Company's operations were charged to the Company. Wimar charged the Company its allocated portion of the corporate overhead costs for these services based on the ratio of the Company's net operating revenues to the total aggregate net operating revenue of all casino operations owned by Wimar.

FIN-A-29

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—RELATED PARTY TRANSACTIONS (Continued)

        CSC provided, until April 30, 2009, various administrative and accounting services to the Company and its subsidiaries under a series of administrative services agreements. In addition, the Company also occasionally bought and sold slot machines and other equipment at net book value with subsidiaries of Wimar and CSC.

        The services provided by CSC were primarily related to accounting and administrative services in the areas of accounts payable, cash management, payroll processing, purchasing, human resources, marketing, risk management, tax and accounting. Also, the Company participated in general liability, workers' compensation, property and health insurance programs facilitated by CSC. In addition, the Company and its subsidiaries, excluding the Aztar subsidiaries, adopted CSC's 401(k) pension savings plan. The operations of the Company are separate and apart from CSC. Any costs incurred by CSC for the benefit of or related to the Company's operations were charged to the Company. Effective April 30, 2009, the Company terminated the administrative services agreements with CSC in anticipation of the Plan as discussed in Note 3.

        We recognized expenses included in continuing operations related to these services totaling approximately $0.5 million, $7.0 million and $8.3 million for the years ended December, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company has recorded liabilities, including amounts classified as liabilities related to assets held for sale, to these affiliated companies of approximately $17.5 million and $44.4 million, respectively, related to these services of which approximately $14.6 million and $41.7 million is included in liabilities subject to compromise at December 31, 2009 and 2008, respectively (Note 3). In addition, these affiliated companies owed the Company, including amounts classified as assets held for sale, approximately $4.8 million and $2.8 million as of December 31, 2009 and 2008, respectively. The Company is currently contesting certain amounts that were paid to, or are alleged to be owed to, these affiliated companies with respect to these services.

        On March 31, 2009, Wimar and CSC filed separate motions with the Bankruptcy Court related to administrative expense claims in connection with the services noted above in which the Company and its subsidiaries were a party. As noted above, the Company intends to contest these claims to the extent that they exceed the amounts the Company believes are due to Wimar and CSC.

NOTE 13—COMMITMENTS AND CONTINGENCIES

  Leases

        Under the Bankruptcy Code, the Debtors generally may assume or reject pre-petition executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. In this context, "assumption" means that the Debtors agree to perform obligations and cure all existing defaults under the executory contract or unexpired lease, and "rejection" means that the Debtors are relieved from obligations to perform further under the executory contract or unexpired lease that is rejected. Rejection of an executory contract or lease is treated as a breach immediately prior to the Petition Date and may give rise to a pre-petition claim for amounts due and owing as of the Petition Date and for damages from the breach of the agreement, subject to certain limitations. Any claim for damages that result from the rejection of an executory contract or unexpired lease is subject to compromise as part of a plan of reorganization, to the extent that such claim is unsecured. The Bankruptcy Code includes certain deadlines by which debtors must assume or reject unexpired

FIN-A-30

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

leases of nonresidential real property. The Company has until the end of their Chapter 11 Cases to assume or reject all other executory contracts and unexpired leases, unless the Bankruptcy Court orders an earlier deadline.

        The Company has reviewed all of its executory contracts and unexpired leases to determine which, if any, executory contracts and unexpired leases they would seek to reject as part of their Chapter 11 Cases. The Company rejected the majority of its executory contracts and assumed the majority of its leases.

  MontBleu Lease

        The Company has a lease agreement with respect to the land and building which MontBleu operates through December 31, 2028. Under the terms of the lease, rent was approximately $4.7 million, $5.9 million and $5.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        In June 2009, per order of the Bankruptcy Court and pursuant to certain Master Restructuring Agreement, the Company and its subsidiary subject to the MontBleu lease assumed the lease and entered into an amendment agreement extending the termination date ten years to 2028. The amendment also set the rent at $333,333 per month beginning May 1, 2009, plus 10% of gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent will be equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, or (ii) 10% of gross revenues.

  Casino Aztar Land Lease

        The Company leases approximately four and a half acres of the eight and a half acres that Casino Aztar is situated on from the City of Evansville, Indiana. Under the terms of the lease, the Company has the option to extend the lease for up to seven five-year renewal options until November 30, 2040. As of December 31, 2009, the Company exercised its first of seven renewal options which extended the lease term through November 2010. Under the terms of the lease, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $1 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $125 million, plus 9% of the AGR in excess of $125 million up to $175 million plus 10% of the AGR in excess of $175 million (Note 18).

  Belle of Baton Rouge Lease

        Belle of Baton Rouge leases the land and buildings which comprise its hotel properties under three separate leases. It has two leases with an unrelated party through 2013 which we have the options to extend for up to 70 years. Belle of Baton Rouge has a third lease with an unrelated party through 2012 which we have the options to extend for up to 70 years. The three leases require fixed annual rent payments in the aggregate of $0.3 million. In addition, Belle of Baton Rouge leases a parking garage with annual rent of $0.6 million, from an unrelated party, through August 2010 which we have the option to extend an additional four years.

FIN-A-31

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

  Lighthouse Point Lease

        Lighthouse Point leases approximately four acres of land from an unrelated party on which the docking, entry and parking facilities of the casino are situated. Lighthouse Point is required to pay an amount equal to 2% of its monthly gross gaming revenues in rent, with a minimum monthly payment of $75,000. In addition, in any given year in which annual gross gaming revenues exceed $36.6 million, Lighthouse Point is required to pay 8% of the excess amount as rent pursuant to the terms of the lease. The current lease expires in 2014 with an option to extend its term through 2044.

  Operating Leases

        In addition to the above land and building leases, the Company leases various land parcels, buildings and equipment used in its operations including the office space for its headquarters in Las Vegas, Nevada. Future minimum rental payments related to continuing operations required under non-rejected operating leases that have initial or remaining non-cancelable lease terms (excluding renewable periods) in excess of one year as of December 31, 2009 are as follows (in thousands):

Years ending December 31,
2010	$7,298
2011	7,906
2012	7,803
2013	7,664
2014	7,099
Thereafter	58,537

Total	$96,307

        Rent expense included in continuing operations totaled approximately $11.8 million, $12.5 million and $15.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

  Contingencies

        In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of casinos; (ii) leases of real estate; (iii) franchise license agreements; and (iv) certain lending agreements. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements; (ii) landlords in lease contracts; (iii) franchisors or licensors of hotel brands; and (iv) lenders under financing transactions. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement. There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under some of these guarantees; however, most purchase and sale agreements have stated maximum liabilities. The Company is unable to develop an estimate of the maximum potential amount of future payments to be

FIN-A-32

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords and franchisors against third party claims for the use of real estate property leased or the brands licensed by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

  Exit Facility

        On May 4, 2009, pursuant to the Plan, the Successor entered into a commitment letter (the "Commitment Letter") with Icahn Capital LP ("Icahn Capital"), an affiliate of Carl C. Icahn, pursuant to which Icahn Capital committed to provide on a fully underwritten basis the Exit Facility, which consists of (i) a $130 million senior secured term loan credit facility to be issued at a discount of 7% (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility"). In consideration, TEH paid a non-refundable commitment fee of $7.5 million which amount was held in escrow until the funding of the Exit Facility. Pursuant to the Commitment Letter, the Company is also responsible for various professional fees including legal costs and gaming license costs on behalf of Carl C. Icahn. During the year ended December 31, 2009 TEH expensed approximately $3.8 million related to these professional fees.

        The Exit Facility was entered into on December 29, 2009 and funded on the Effective Date (March 8, 2010). The proceeds of the Exit Facility were used to repay certain indebtedness, including the DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of the Successor, including the Company. The Successor must repay $1.3 million of amounts outstanding under the Term Loan Facility on each of March 8, 2011 and 2012, and the balance outstanding under the Term Loan Facility as well as outstanding amounts under the Revolving Facility on March 8, 2013. All amounts outstanding under the Exit Facility will bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Successor is required to pay an amount equal to 7% of the Revolving Facility on the funding date, an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility.

        The Exit Facility contains mandatory prepayment provisions from proceeds received by the Successor and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding the Successor and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 2.00 to 1.00 and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants will be tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against the Successor or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses and (vi) the bankruptcy or insolvency of the Successor or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies.

FIN-A-33

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

  Tropicana Trademark

        Certain parties affiliated with the new owners of the Tropicana LV (the "Plaintiffs") filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, seeking a declaratory judgment that Tropicana LV may operate a hotel and casino under the name "Tropicana" without any interference by or payment to Aztar or the Company (together, the "Defendants"). The Plaintiffs seek no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an Answer and counterclaim asserting Plaintiffs' use of "Tropicana" infringes upon Defendants' rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada state court, which was granted on January 21, 2010. The parties are currently engaged in discovery. During the course of proceedings, the Plaintiffs and Defendants have each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. If the Plaintiffs are successful, the Company's right to continued use of the Tropicana name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected. In the event the Plaintiffs prevail, they would also have the right to continued use of the "Tropicana" trademark in perpetuity without payment of any royalty or license fee to the Company, and their continued use of the trademark without restriction could dilute the "Tropicana" brand and be detrimental to the Company's future properties that utilize that brand. The Company is continuing to contest the suit.

  Wimar and CSC Administrative Expense Claims

        On March 31, 2009, Wimar and CSC filed separate motions with the Bankruptcy Court related to administrative expense claims in which the Company and its subsidiaries were a party. The total claim filed by Wimar and CSC is in excess of the amounts recorded by the Company. The Company intends to contest claims to the extent that they exceed the amounts the Company believes are due.

  Nevada Use Tax Refund Claims

        On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the "Department"), that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. The Company had previously paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and has filed refunds for the periods from February 2000 through March 2008. The amount subject to these refunds is approximately $2.9 million, plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm.

        On April 24, 2008, the Department filed a Petition for Rehearing (the "Petition") on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. As of December 31, 2009, the Company had not recorded a receivable related to this matter because the refund claims are subject to audit and it is unclear whether the Department will pursue alternative legal theories in connection with certain issues raised in the Supreme Court case in any audit of the refund claims. However, the Company is claiming the exemption on sales and use tax returns for periods subsequent to March 2008 based on the Nevada Supreme Court decision.

FIN-A-34

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

  Litigation

        The Company is subject to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance, or if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

NOTE 14—EMPLOYEE BENEFIT PLANS

  Retirement Plans

        The Company offers a defined contribution 401(k) plan, which covers substantially all employees who reach certain age and length of service requirements and allows for an employer contribution up to 50% of the first 3% of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Such deferrals are regulated under Section 401(k) of the Internal Revenue Code.

        The Company's matching contributions included in continuing operations were approximately $0.2 million, $0.4 million and $0.6 million in the years ended December 31, 2009, 2008 and 2007, respectively. The Company has elected to suspend the employer contribution effective May 1, 2009. The Company does not sponsor a defined benefit plan.

  Collective Bargaining Agreements

        At December 31, 2009, we had approximately 4,200 employees. On such date, we had collective bargaining agreements with unions covering approximately 390 employees, substantially all of whom are employed at Belle of Baton Rouge. In addition, we are currently in negotiations with a union on behalf of approximately 190 casino dealers at Casino Aztar.

NOTE 15—DISCONTINUED OPERATIONS

        As discussed in Note 3, the Tropicana LV Plan was confirmed on May 5, 2009, and consummated on July 1, 2009. By virtue of the Tropicana LV Plan, Tropicana LV emerged from bankruptcy with its pre-petition liabilities discharged and is no longer owned or operated by the Company subsequent to June 30, 2009. Accordingly, the assets and liabilities of Tropicana LV are presented as assets held for sale in the accompanying consolidated balance sheets with the results of operations presented as discontinued operations in the consolidated statements of operations.

        As discussed in Note 12, we assumed the leases related to Tahoe Horizon and subsequently assigned the leases and all rights and certain obligations related to Tahoe Horizon to entities controlled by CSC in two phases and as such we no longer have any involvement with operating this property subsequent to October 16, 2009. The Company determined that the disposition was other than by sale, and therefore, the assets and liabilities of Tahoe Horizon are presented as held and used in the accompanying consolidated balance sheets with the results of operations presented as discontinued operations in the consolidated statements of operations.

        The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying consolidated statements of cash flows.

FIN-A-35

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—DISCONTINUED OPERATIONS (Continued)

        The assets and liabilities of Tropicana LV are presented as held for sale as follows (in thousands):

December 31, 2008
Cash	$16,619
Restricted cash	17,597
Due from affiliates	28
Property and equipment, net	628,276
Other current assets	12,646

Total current assets held for sale	$675,166

Deferred tax liabilities	$150,750
Due to affiliates	139
Other current liabilities	16,913

Total current liabilities related to assets held for sale	167,802
Liabilities subject to compromise related to assets held for sale	475,933

Total liabilities related to assets held for sale	$643,735

        Operating results of discontinued operations are summarized as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Net revenues	$55,003	$154,848	$196,320
Operating costs and expenses	64,342	160,339	156,043
Write-off of abandoned projects (Note 7)	—	26,761	—
Impairment charge	427,948	195,159	20,831

(Loss) income from operations	(437,287)	(227,411)	19,446
Interest expense, net (contractual interest was $9,830, $33,220 and $46,407 for the years ended December 31, 2009, 2008 and 2007, respectively)	(2,561)	(33,220)	(46,407)
Reorganization items, net (Note 3)	(1,546)	(2,495)	—
Gain from disposal of discontinued operations, net	255,198	—	—
Income tax benefit	145,241	56,765	4,156

Loss from discontinued operations, net of tax	$(40,955)	$(206,361)	$(22,805)

  Impairment Loss

        In accordance with accounting guidance for the impairment or disposal of long-lived assets, when the Tropicana LV Plan was confirmed on May 5, 2009, and it was determined that Tropicana LV would no longer be owned or operated by the Company, the assets held for sale were reviewed for impairment. The Company recorded an impairment charge during the year ended December 31, 2009

FIN-A-36

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—DISCONTINUED OPERATIONS (Continued)

of approximately $427.0 million which is included in discontinued operations related to the property and equipment at Tropicana LV as the carrying value exceeded its estimated fair value. In addition, depreciation and amortization related to the Tropicana LV assets ceased on May 5, 2009 as the assets were classified as held for sale. The Company also recorded an impairment loss of approximately $0.9 million related to the gaming assets at Tahoe Horizon during the year ended December 31, 2009.

  Gain from Disposal of Discontinued Operations, net

        The Company recorded a gain on the disposition of Tropicana LV during the year ended December 31, 2009 of approximately $259.5 million due to the elimination of debt. In addition, as a result of the assignment of the Tahoe Horizon lease, the Company recorded approximately $4.3 million in loss on asset disposals related to the non-gaming assets at Tahoe Horizon during the year ended December 31, 2009.

NOTE 16—INCOME TAXES

        For income tax purposes, Wimar is the ultimate parent company of the Company. In 2007, Wimar and all of its subsidiaries including the Company but excluding the acquired Aztar entities were flow-through entities and filed for federal income tax purposes as part of the Wimar consolidated S-Corporation return. On January 1, 2008, Wimar and several of its subsidiaries, that were previously qualified S-Corporation subsidiaries, converted to C-Corporations. The conversion to C-Corporation status on January 1, 2008 reduced the Company's income tax benefit by approximately $7.0 million for 2008. As a result of Wimar's conversion to a C-Corporation, Wimar became the common parent of an affiliated group of U.S. corporations including TEH. The members of the Wimar Group, excluding Tropicana AC which deconsolidated from Aztar in 2007, joined in a U.S. consolidated federal income tax return for the years ended December 31, 2008 and December 31, 2009.

        Pursuant to the Tropicana LV Plan, the Company will recognize approximately $220 million of cancellation of debt income ("CODl"). As a result, we will be required to reduce tax attributes as of January 1, 2010. The Company assumed that a substantial portion of the attribute reduction would be allocated to net operating loss carry forwards ("NOLs"). Accordingly, NOLs were offset by the amount of CODI.

        The net loss from continuing operations for the entities subject to federal income tax was approximately $194.5 million, $908.2 million and $994.0 million for the years ended December 31, 2009,

FIN-A-37

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—INCOME TAXES (Continued)

2008 and 2007, respectively. The income tax benefit attributable to net loss from continuing operations before income taxes for the entities subject to federal income tax is as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$(4,906)	$18,598	$8,441
State	248	8,082	10,346

Total current	(4,658)	26,680	18,787
Deferred:
Federal	13	(89,162)	(90,973)
State	(501)	(2,895)	(38,290)

Total deferred	(488)	(92,057)	(129,263)

Benefit from income taxes	$(5,146)	$(65,377)	$(110,476)

        A reconciliation of the federal income tax statutory rate and the Company's effective tax rate is as follows:

	Year ended December 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
Tropicana AC interest inclusions	(48.0)%	—	—
Deferred tax asset established for outside basis difference in Tropicana AC	—	—	27.0%
Fair value adjustment for beneficial interest in Trust	(27.8)%	(20.5)%	—
Valuation allowance	42.8%	(5.8)%	(24.5)%
Goodwill impairment	—	—	(26.0)%
Other, net	0.6%	(1.5)%	(0.4)%

Effective tax rate	2.6%	7.2%	11.1%

FIN-A-38

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—INCOME TAXES (Continued)

        The major tax-effected components of the Company's net deferred tax liability (including those related to assets held for sale) are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Receivables	$273	$3,654
Accrued compensation	4,649	6,132
Reserves/accrued liabilities	1,329	1,221
Credits/carryforwards	6,696	6,938
Transaction costs	37,413	29,031
Net operating loss carryforward	135,132	309,906
Hedging transaction	18,605	19,567
FN 48 federal and state benefit	10,831	12,607
Other assets	53	647

Gross deferred tax assets	214,981	389,703
Valuation allowance	(169,284)	(338,192)

Total deferred tax assets	$45,697	$51,511

Deferred tax liabilities:
Deductible prepaid expenses	$(1,710)	$(4,049)
State taxes	(3,044)	(4,483)
Property and equipment	(42,929)	(191,674)
Intangible assets	(28,110)	(27,721)
Other liabilities	(742)	(151)

Total deferred tax liabilities	$(76,535)	$(228,078)

Net deferred tax liabilities	$(30,838)	$(176,567)

        As of December 31, 2009, the Company has a net operating loss carryforward for federal income tax purposes of approximately $385.9 million of which $219.7 million will expire in 2027 and the remaining $166.2 million expires in 2028.

        Management has concluded that it is not more likely than not to recognize certain deferred tax assets. As a result, management recorded a valuation allowance against deferred tax assets, including those related to assets held for sale, for approximately $169.3 million and $338.2 million as of December 31, 2009 and 2008, respectively.

        Effective January 1, 2007, the Company adopted accounting standards for uncertainty in income taxes that prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also require that the tax positions be assessed using a two-step process. A tax position is recognized if it meets a "more-likely-than-not" threshold and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance

FIN-A-39

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—INCOME TAXES (Continued)

sheet date. Liabilities recognized as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts.

        The total amount of unrecognized tax benefits upon the adoption of accounting standards for uncertainty in income taxes on January 1, 2007 was approximately $1.6 million. A cumulative effect adjustment to retained earnings was not required.

        A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2009	2008	2007
Unrecognized tax benefits, beginning of the year	$34,071	$15,838	$1,574
Additions based on tax positions related to the prior year	—	12,810	3,008
Additions based on tax positions related to the current year	—	5,423	11,256
Reductions based on tax positions related to the prior year	(174)	—	—
Reductions due to lapse of statute of limitations	(4,088)	—	—

Unrecognized tax benefits, end of the year	$29,809	$34,071	$15,838

        The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized approximately $(0.7) million, $1.2 million and $1.3 million of interest and penalty expense/(benefit) related to unrecognized tax benefits in 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company has recognized a liability for interest and penalties of $1.8 million and $2.5 million, respectively. In the next twelve months, the Company does not expect the liability for the unrecognized tax benefits to change significantly.

        The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Generally, the statute of limitations for examination of the Company's U.S. federal and state income tax returns is open for the years ended December 31, 2005 through 2009. Management believes that adequate provision for income taxes and interest has been recorded in the accompanying consolidated financial statements.

NOTE 17—SEGMENT INFORMATION

        The Company views each city in which its casino properties are located as an operating segment. The Company uses operating income (loss) to compare operating results among its segments and allocate resources. The following tables highlight by segment our net revenues, operating income (loss) and reconciles operating loss to loss from continuing operations before income taxes for the years

FIN-A-40

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT INFORMATION (Continued)

ended December 31, 2009, 2008 and 2007 and presents the total assets by segment as of December 31, 2009 and 2008 (in thousands):

	Year ended December 31,
	2009	2008	2007
Net revenues:
Lake Tahoe	$42,180	$50,166	$52,692
Laughlin	104,231	122,919	138,924
Greenville	13,678	17,165	27,527
Evansville	126,535	127,661	130,193
Baton Rouge	79,587	87,475	96,476
Atlantic City	—	—	428,550
Other	3	78	544

Total net revenues	$366,214	$405,464	$874,906

Operating income (loss), including impairment:
Lake Tahoe	$(2,745)	$(29,487)	$1,569
Laughlin	(4,209)	4,004	(73,324)
Greenville	(115)	(79)	8,929
Evansville	16,997	(35,402)	(169,868)
Baton Rouge	13,943	(20,989)	26,507
Atlantic City	—	—	(563,434)
Impairment of beneficial interest in trust	(154,300)	(530,778)	—
Other	(23,067)	(22,458)	(190,319)

Total operating loss	$(153,496)	$(635,189)	$(959,940)

Reconciliation of operating loss to loss from continuing operations before income taxes:
Operating loss	$(153,496)	$(635,189)	$(959,940)
Interest expense	(13,960)	(185,914)	(253,556)
Interest income	—	276	8,694
Other income	—	5,000	—
Loss from early extinguishment of debt	—	—	(2,799)
Reorganization items, net	(26,997)	(92,377)	—

Loss from continuing operations before income taxes	$(194,453)	$(908,204)	$(1,207,601)

FIN-A-41

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT INFORMATION (Continued)

	December 31,
	2009	2008
Assets by segment:
Lake Tahoe	$36,583	$51,641
Laughlin	211,026	227,894
Greenville	11,839	10,665
Evansville	207,647	191,315
Baton Rouge	118,904	124,856
Other operations (including Beneficial interest in Trust)	232,213	424,014
Las Vegas (held for sale)	—	675,166

Total assets	$818,212	$1,705,551

NOTE 18—SUBSEQUENT EVENTS

        We have evaluated all activity of the Company through the date the consolidated financial statements were issued, and concluded that no other material subsequent events would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements other than discussed below.

  Debtor-in-Possession Credit Agreement

        The Plan was consummated and became effective on March 8, 2010, as discussed below, which resulted in the full payment of the DIP Credit Facility.

  Emergence from Bankruptcy

        The reorganization of the Debtors and the acquisition of Tropicana AC was consummated and became effective on March 8, 2010, at which time, the Successor acquired Adamar and the Debtors' gaming properties and related assets, including the Company.

        The Plan also provided for, among other things:

  •
  the termination of all indebtedness under the Credit Facility, except for a portion of indebtedness that was terminated upon the consummation of the Amended and Restated Purchase Agreement, pursuant to the Credit Bid, the NJ Sale Order and the Delaware Sale Order in the amount of $1.3 billion;

  •
  the cancellation of Notes in the amount of $960.0 million;

  •
  the cancellation of approximately $150.0 million of other pre-petition indebtedness;

  •
  payment in full of the DIP Facility in the amount of $65.2 million;

  •
  payment in full of all Allowed Administrative Claims (as defined in the Plan);

  •
  payment in full of all Allowed Priority Tax Claims (as defined in the Plan);

  •
  payment in full of all Allowed Other Priority Claims (as defined in the Plan);

FIN-A-42

TROPICANA ENTERTAINMENT HOLDINGS, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SUBSEQUENT EVENTS (Continued)

  •
  reinstatement, payment in full, or satisfaction in full by return of collateral of all Allowed Other Secured Claims (as defined in the Plan); and

  •
  the entering into the Exit Facility by the Successor on December 29, 2009 which was funded on the Effective Date. The Exit Facility is guaranteed by substantially all of the Debtors, including the Company.

        Upon emergence, the Company will adopt "fresh-start reporting" as of March 8, 2010, and the Company's emergence from Chapter 11 will result in a new reporting entity. Under fresh-start reporting, all assets and liabilities will be recorded at their estimated fair values and the Company's accumulated deficit will be eliminated. In adopting fresh-start reporting, the Company is required to determine its enterprise value, which represents the fair value of the entity before considering its interest bearing debt. The December 31, 2009 financial statements do not give effect to any adjustments in the carrying value of assets or classification of liabilities that will be recorded upon implementation of fresh-start reporting.

  Casino Aztar Land Lease

        In March 2010, the Company amended the Casino Aztar land lease and exercised its second of seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 12% of the AGR in excess of $100 million. In addition, the Company shall make two prepayments of percentage rent to the City of Evansville for the period between January 2011 and December 2015 (the "Prepayment Period"). The first payment of $5.0 million is due 30 days after the Effective Date with the second payment of $5.0 million due no later than December 31, 2010. The Company is also required to pay $3.5 million to the City of Evansville within 30 days after the Effective Date for city development projects and has also agreed to construct a pedestrian bridge to the Casino Aztar at an estimated cost of approximately $3.0 million to be completed within three years after the Effective Date.

FIN-A-43

Report of Independent Auditors

Management
Adamar of New Jersey, Inc.

        We have audited the accompanying consolidated balance sheets of Adamar of New Jersey, Inc. (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and shareholder's equity for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adamar of New Jersey, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has experienced increased competition, incurred significant recurring losses from operations, and has filed a voluntary petition seeking to reorganize under chapter 11 of the federal bankruptcy laws. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 31, 2010

FIN-B-1

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Consolidated Balance Sheets

(In Thousands)

	December 31 2009	December 31 2008
Assets
Current assets:
Cash and cash equivalents	$69,778	$46,096
Receivables, gaming, hotel and other, net	15,887	16,735
Inventories	2,182	2,410
Prepaid expenses and other	7,424	7,302
Deferred income taxes	5,498	4,213

Total current assets	100,769	76,756
Property and equipment, at cost, net	694,894	732,675
Investments	30,695	28,367
Tenant allowances and other assets	19,406	23,842

Total assets	$845,764	$861,640

Liabilities and shareholder's equity
Current liabilities, not subject to compromise:
Accounts payable and accruals	$30,531	$32,421
Accrued payroll and employee benefits	7,329	7,253
Current portion of long-term debt	36	34
Casino reinvestment obligation	862	941
Advances from TEH and other affiliates, net	—	573,532
Advances from NJ affiliates, net	—	21,404
Other current liabilities	2,308	2,729

Total current liabilities, not subject to compromise	41,066	638,314

Long-term debt, net of current portion	170	206
Deferred income taxes	26,961	26,889

Total liabilities, not subject to compromise	68,197	665,409

Liabilities subject to compromise	625,821	—

Total liabilities	694,018	665,409

Shareholder's equity:
Common stock, no par value (100 shares authorized, issued and outstanding)	1	1
Paid-in capital	283,086	283,086
Accumulated deficit	(131,341)	(86,856)

Total shareholder's equity	151,746	196,231

Total liabilities and shareholder's equity	$845,764	$861,640

See accompanying notes.

FIN-B-2

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Consolidated Statements of Operations

(In Thousands)

	Twelve Months Ended December 31
	2009	2008	2007
Revenues:
Casino	$257,739	$300,046	$348,232
Rooms	31,777	35,856	44,561
Food and beverage	15,752	17,476	20,713
Other	16,361	16,990	19,504

Total revenues	321,629	370,368	433,010

Costs and expenses:
Casino	123,798	128,563	133,002
Rooms	14,549	15,279	16,252
Food and beverage	14,314	15,187	17,480
Other	3,835	4,555	5,670
Marketing	53,584	62,927	55,188
General and administrative	26,679	25,385	26,704
Utilities	12,740	16,875	15,085
Repairs and maintenance	10,736	12,919	12,452
Provision for doubtful accounts	2,538	2,007	1,361
Property taxes and insurance	27,768	28,107	31,943
Rent	1,548	3,539	3,160
Rent to New Jersey affiliate	4,845	4,845	4,845
Construction accident insurance recoveries, net	—	—	(24,408)
Depreciation and amortization	46,797	47,834	47,884

Total	343,731	368,022	346,618

Operating (loss) income	(22,102)	2,346	86,392
Reorganization expense	(1,950)	—	—
License denial and related professional service fees	(3,833)	(6,178)	(1,639)
Interest income, net	550	940	1,404
Interest expense	(17,983)	(53,395)	(53,395)

(Loss) Income before income taxes	(45,318)	(56,287)	32,762
Income tax benefit/(provision)	833	286	(59,137)

Net loss	(44,485)	(56,001)	(26,375)

See accompanying notes.

FIN-B-3

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Consolidated Statements of Cash Flows

(In Thousands)

	Twelve Months Ended December 31
	2009	2008	2007
Cash flows from operating activities
Net loss	$(44,485)	$(56,001)	$(26,375)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,797	47,834	47,884
Non-cash compensation expense	—	—	385
Amortization of CRDA bond discount/interest	(46)	(40)	(60)
Amortization of deferred slot credit	—	—	(45)
Deferred income taxes	(1,213)	(517)	53,572
Amortization of deferred rental income	(1,803)	(2,521)	(2,353)
Rent/interest expense amortization	114	7	28
Construction accident insurance recoveries, net	—	—	(24,408)
Loss on disposal of property and equipment and other assets	186	41	64
Loss on reinvestment obligation	1,532	1,594	1,485
Provision for doubtful accounts	2,538	2,007	1,361
Increase in accrued interest to parent company	17,799	41,804	—
Sales and luxury tax rebates	702	711	711
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,631)	(347)	1,840
(Increase) decrease in inventories	228	(17)	349
(Increase) decrease in prepaid expenses and other	(122)	(2,147)	2,070
Decrease in other assets	5,279	4,110	4,790
Increase (decrease) in accounts payable, accrued expenses and other	4,350	(6,633)	661

Net cash provided by operating activities	30,225	29,885	61,959

Cash flows from investing activities
Proceeds from sale of property and equipment	—	—	232
Acquisition of property and equipment	(10,165)	(16,812)	(28,843)
Sales and luxury tax rebates	3,027	3,121	3,046
Proceeds from reduction in investments	870	797	3,198
Construction accident insurance recoveries, net	—	—	24,408
Reductions (additions) in other long term assets	85	173	(216)
Additions to investments	(3,918)	(4,466)	(5,047)

Net cash used in investing activities	(10,101)	(17,187)	(3,222)

Cash flows from financing activities
Advances from NJ affiliates, net	4,845	4,845	4,845
Advances to affiliates, net	(185)	(855)	(99,246)
Changes in bank overdraft	—	—	1,906
Principal payments on long-term debt	(1,102)	(50)	(50)

Net cash provided by (used in) financing activities	3,558	3,940	(92,545)

Net increase (decrease) in cash	23,682	16,638	(33,808)
Cash and cash equivalents at beginning of year	46,096	29,458	63,266

Cash and cash equivalents at end of year	$69,778	$46,096	$29,458

Supplemental disclosure of cash flow information
Cash paid during the year for interest	184	11,678	53,416

See accompanying notes.

FIN-B-4

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort

Consolidated Statements of Shareholder's Equity

(In Thousands)

	Common Stock, No Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2006	$1	$282,701	$(4,480)	$278,222
Non-cash compensation expense	—	385	—	385
Net loss	—	—	(26,375)	(26,375)

Balance at December 31, 2007	1	283,086	(30,855)	252,232
Net loss	—	—	(56,001)	(56,001)

Balance at December 31, 2008	1	283,086	(86,856)	196,231
Net loss	—	—	(44,485)	(44,485)

Balance at December 31, 2009	$1	$283,086	$(131,341)	$151,746

See accompanying notes.

FIN-B-5

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements

December 31, 2009

1. Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of Adamar of New Jersey, Inc. ("Adamar") and its wholly-owned subsidiary, Manchester Mall, Inc., ("Manchester"), (collectively the "Company") after elimination of all significant intercompany accounts and transactions.

        The Company operates a casino hotel in Atlantic City, New Jersey (the "Property") and was, prior to the activation of the ICA Trust below, a subsidiary of Ramada New Jersey Holdings Corporation ("RNJHC") which is, in turn, a wholly-owned subsidiary of Aztar Corporation ("Aztar") which in turn is a wholly owned subsidiary of Tropicana Casinos & Resorts, Inc. ("TCR").

        TCR acquired Aztar on January 3, 2007 and completed an internal corporate restructuring that made Aztar a direct wholly-owned subsidiary of Tropicana Entertainment Holdings LLC ("TEH"), which is an indirect wholly-owned subsidiary of TCR. In order to enable TCR and TEH to operate the Property on an interim basis pending completion of the New Jersey casino license qualification process, they were required to apply to the New Jersey Casino Control Commission (the "NJCCC") for temporary operating approval, which is known as interim casino authorization ("ICA"). TCR and TEH also entered into a trust agreement, which among other things, had the effect of appointing the retired New Jersey Supreme Court Justice Gary S. Stein as Trustee and establishing a trust (the "ICA Trust") into which all outstanding shares of the Company were deposited concurrently with TEH's acquisition of Aztar.

        In November 2006, the NJCCC issued an ICA permit to TCR and TEH pursuant to which TCR and TEH and their affiliates operated the Property from January 3, 2007 through December 12, 2007. The casino license qualification process concluded on December 12, 2007 when the NJCCC denied TCR's and TEH's application for plenary qualification as a holding company of the Company, declared the ICA Trust operative and appointed Justice Stein as Conservator (in his roles as Trustee and Conservator, the "Trustee/Conservator") to, among other things, conduct a sale process of the equity securities of Adamar or all of the assets of the former casino licensee in accordance with New Jersey law and oversee the operation of the Property pending its sale to a third party.

        In connection with the acquisition of Aztar, TEH and certain other affiliates entered into a Senior Debt Facility and issued Senior Subordinated Notes. The outstanding amount of the indebtedness on the Senior Debt and Senior Subordinated Debt is approximately $1.3 billion and approximately $960 million, respectively at December 31, 2009. The Company is a guarantor under the Senior Debt Facility, a guarantor of the notes, and substantially all of the Company's assets are pledged as collateral thereunder. The denial of the casino license on December 12, 2007 constituted an event of default under the Senior Debt Facility. On December 12, 2007, TEH, its affiliate borrowers and the Senior Debt lenders entered into a forbearance agreement with the lenders whereby the lenders agreed not to declare an event of default related to the license denial in the absence of certain events, including the filing of bankruptcy petitions by the borrowers.

        On May 5, 2008, TEH and certain of its affiliates (the "TEH Debtors"), including among others RNJHC, Aztar, Atlantic-Deauville, Inc. and its subsidiary, Adamar Garage Corporation, and Ramada New Jersey, Inc. filed voluntary petitions for relief (collectively, the "Bankruptcy Petitions") under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware

FIN-B-6

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

1. Summary of Significant Accounting Policies (Continued)

(the "Delaware Bankruptcy Court"). In addition, the indebtedness outstanding under the Senior Debt Facility and the Senior Notes was accelerated. The Delaware Bankruptcy Court entered an order confirming the TEH Debtors Plan of Reorganization on May 5, 2009. Adamar and Manchester are not parties to the Bankruptcy Petitions.

        The NJCCC, by its order dated January 21, 2009, directed the Company to file, or to show cause why it should not be required to file, a voluntary petition for relief under Chapter 11 of the Bankruptcy Code for the purpose of effecting the sale of the assets of the Company. On April 29, 2009 (the "Petition Date"), the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court").

        On June 12, 2009, the New Jersey Bankruptcy Court approved the "credit bid" sale of the assets of the Company to a buyer to be designated by the holders of its Senior Debt in exchange for a portion of such Senior Debt (the "Sale"), pursuant to the terms and conditions of an Asset Purchase Agreement, dated as of April 29, 2009 (the "Asset Purchase Agreement"), which contemplated, among other things, that Adamar would not be affiliated with TEH following the closing of the transaction and the entry into which agreement by the Company had been authorized by the NJCCC on April 29, 2009. On June 24, 2009, the Delaware Bankruptcy Court entered an order approving the Asset Purchase Agreement and the transactions contemplated thereby.

        On August 26, 2009, the NJCCC authorized Tropicana Entertainment Inc., to apply for licensure as a holding company of the buyer of the Company's casino assets. In connection with and following such authorization, the parties to the Asset Purchase Agreement negotiated certain modifications of the Asset Purchase Agreement to, among other things, (i) account for the NJCCC authorization and the revised corporate structure made possible thereby, and (ii) structure the sale of the Company's assets as a tax-free reorganization under Section 368(a)(1)(G) of the Internal Revenue Code, pursuant to which the tax basis in such assets will be carried over to the purchaser. It also provided that, among other things, the Company would be acquired by Tropicana Atlantic City Corp. ("Trop AC Corp."), a subsidiary of Tropicana Entertainment Inc. Such modifications are set forth in the Amended and Restated Purchase Agreement (the "Amended Agreement"). The New Jersey Bankruptcy Court entered an order approving the Amended and Restated Purchase agreement on October 29, 2009 (the "NJ Sale Order").

        On November 4, 2009, the New Jersey Bankruptcy Court entered an order approving the Amended Agreement and the transactions contemplated thereby, subject to the approval of such agreement and transactions by each of the NJCCC and the Delaware Bankruptcy Court. Also on November 4, 2009, the Delaware Bankruptcy Court entered an order approving the Amended Agreement and the related modifications to the confirmed Plan of Reorganization of the TEH Debtors. The effectiveness of such plan is subject to, among other things, certain regulatory approvals of states in which the TEH Debtors conduct operations.

        On November 19, 2009, the NJCC approved the terms and conditions of the Amended Agreement and authorized the Company to enter into such Amended Agreement, and the parties executed such agreement as of November 20, 2009.

FIN-B-7

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

1. Summary of Significant Accounting Policies (Continued)

        The Company continued to operate as debtors-in-possession pending the Sale. No plan of reorganization was proposed in the Company's Bankruptcy Cases due to the Sale. The Sale was consummated and became effective on March 8, 2010 in accordance with the Amended Agreement. The Company ceased operating as of that date and will satisfy certain secured liabilities in accordance with the Amended Agreement and the November 4, 2009 order of the New Jersey Bankruptcy Court.

        The financial statements herein reflect the historical valuation of assets and liabilities of the Company as a result of the license denial by the NJCCC and therefore do not reflect any purchase price allocation related to the TEH acquisition of Aztar on January 3, 2007. The financial statements reflect the intercompany transactions and accounts with RNJHC, Aztar, TCR, TEH and affiliates. Additionally, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above, the Company filed for relief under Chapter 11 of the U.S. Bankruptcy Code. This matter raises substantial doubt about its' ability to continue as a going concern. Management's plans in regard to this matter are also described above. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined by the Company's management, events that have occurred after December 31, 2009 up until the issuance of the financial statements.

Cash and Cash Equivalents

        Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. These instruments are stated at cost, which approximates fair value because of their short maturity.

Inventories

        Inventories, which consist primarily of food, beverage, uniforms and operating supplies, are stated at the lower of cost or market value. Costs are determined using the average cost method.

Advertising Costs

        Costs for advertising are expensed as incurred. Advertising costs were $6,721,000 in 2009, $9,030,000 in 2008 and $6,664,000 in 2007.

Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments in excess of $100,000 which are all invested in the same financial institution, investments and trade accounts receivable.

FIN-B-8

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

1. Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment are stated at cost. Maintenance and repairs are charged to operations when incurred. Renewals and betterments which significantly extend the useful lives of existing property and equipment are capitalized. During construction, the Company capitalizes interest and other direct and indirect costs, which are primarily property taxes, insurance costs, outside legal costs and the compensation costs of project personnel devoted exclusively to managing the project. Gains or losses on dispositions of property and equipment are reflected in earnings as realized.

        Depreciation is computed on the straight-line basis over the estimated useful lives (building and improvements—3 to 40 years; equipment, furniture and fixtures—3 to 15 years).

        Leasehold improvements are amortized over the lower of the estimated useful life of the improvement or the term of the related lease.

CRDA Investment

        The Casino Reinvestment Development Authority ("CRDA") deposits are carried at cost less a valuation allowance because they have to be used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. The valuation allowance is established by a charge to the Statement of Operations as part of general and administrative expense at the time the obligation is incurred to make the deposit unless there is an agreement with the CRDA for a return of the deposit at full face value. If the CRDA deposits are used to purchase CRDA bonds, the valuation allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the valuation allowance is transferred to those investments and remains a valuation allowance. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less a valuation allowance. The average interest rate on the CRDA investment was 0.9%, 2.3% and 3.2% for 2009, 2008 and 2007, respectively.

Leasing Costs

        Leasing costs are capitalized as incurred and amortized evenly, as a reduction to rental income, over the related lease terms. Leasing costs consist primarily of tenant allowances, which are incentives provided to tenants whereby the Company agrees to pay certain amounts toward tenant leasehold improvements or other tenant development costs. Leasing costs also include lease acquisition costs, which consist primarily of leasing agent fees and legal fees incurred by the Company. Leasing costs are included in Other Assets on the Balance Sheet.

Valuation of Long-Lived Assets

        Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

FIN-B-9

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

1. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        Casino revenue consists of the net win from gaming activities, which is the difference between gaming wins and losses. Other revenue consists of revenue from many various sources such as entertainment, telephone, commissions and surcharges, hotel services and rental income. These revenues are recognized as earned. The Company makes cash promotional offers to certain of its customers, including cash rebates as part of loyalty programs generally based on an individual's level of gaming play. These costs are classified as a reduction in casino revenue. For the year ended December 31, 2009, the total casino revenue was $257,739,000 which is comprised of $89,748,000 for games revenue and $167,991,000 for slot revenue. For the year ended December 31, 2008, the total casino revenue was $300,046,000 which is comprised of $104,449,000 for games revenue and $195,597,000 for slot revenue. For the year ended December 31, 2007, the total casino revenue was $348,232,000 which is comprised of $116,973,000 for games revenue and $231,259,000 for slot revenue. Estimated payouts for progressive slot machine balances are recorded as liabilities in the accompanying financial statements.

Income Taxes

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Reclassifications

        The Company has adjusted its fiscal year 2007 financial statements to correct an immaterial error in the previously reported amount of income tax expense. This adjustment had a corresponding effect on the Company's reported amount of 2007 income tax expense and retained earnings. In adjusting the 2007 financial statements, retained earnings at January 1, 2008 was decreased by $4,771,000. The 2007 income tax benefit (provision) and net loss were increased by $4,771,000. In the December 31, 2008 balance sheet, current deferred income tax assets was decreased by $693,000, accounts payable and accruals was increased by $1,975,000 and non-current deferred income tax liabilities was increased by $2,103,000. These adjustments had no effect on net cash flows from operations.

        Certain other reclassifications and disclosures have been made to the prior year financial statements to conform to the current year presentation.

Accounting Impact of Chapter 11 Case

        The accompanying consolidated financial statements have been prepared in accordance with Topic 852—"Reorganizations" of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ("ASC 852") and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of

FIN-B-10

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

1. Summary of Significant Accounting Policies (Continued)

business. The ability of the Company, both during and after the Chapter 11 Case, to continue as a going concern is contingent upon, among other things; (i) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (ii) the resolution of the uncertainty as to the amount of claims that will be allowed; (iii) the ability of the Company to confirm the Plan under the Bankruptcy Code and obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (iv) the Company's ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

        Liabilities subject to compromise in the Consolidated Balance Sheets relate to certain of the liabilities of the Company incurred prior to the Petition Date. In accordance with ASC 852, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the Chapter 11 Case, even if they may be settled for lesser amounts in the future. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the plan of reorganization or other events. Liabilities subject to compromise consisted of the following:

December 31 2009
Advances from TEH and other affiliates, net	$591,145
Advances from NJ affiliates, net	26,250
General liability claims reserve	1,269
Workman's compensation reserve	2,368
Accounts payable subject to compromise	4,789

$625,821

        All other liabilities are expected to be satisfied in the ordinary course of business. Accordingly, the Company has not reflected any of these liabilities as subject to compromise in the accompanying Balance Sheets. The Company believes this classification provides an appropriate presentation of liabilities that are subject to and not subject to compromise.

        The Company is required to accrue interest expense during the Chapter 11 Case only to the extent that it is probable that such interest will be paid pursuant to the proceedings. The Company has not recognized interest expense subsequent to the Petition Date in accordance with the current terms of its Asset Purchase Agreement. If interest expense were recorded subsequent to the Petition Date based on the historical terms of the Company's indebtedness, interest expense would have increased by $35,597,000 for the twelve months ended December 31, 2009.

        Reorganization expense for the periods presented includes professional fees and other expenses incurred which are directly associated with the bankruptcy process.

FIN-B-11

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Accounts Receivable—Concentration of Credit Risk

        The Company's gaming and hotel receivables are concentrated primarily in the northeastern region of the United States. As a general policy, the Company does not require collateral for these accounts receivable. At December 31, 2009 and December 31, 2008, the net accounts receivable were $15,887,000 and $16,735,000, respectively.

        Trade receivables are initially recorded at cost. Accounts are written off when the Company deems the account to be uncollectible. An allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. The allowance is estimated based on specific review of customer accounts, the age of the receivables, the Company's historical collection experience and current economic conditions. At December 31, 2009 and December 31, 2008, the allowance for doubtful accounts was $7,820,000 and $7,460,000, respectively.

3. Property and Equipment

        Property and equipment consists of the following:

	December 31 2009	December 31 2008
	(In Thousands)
Land and land improvements	$49,974	$49,974
Building and improvements	923,180	921,024
Furniture, fixtures and equipment	195,777	196,311
Construction in progress	668	1,010

Total property and equipment-gross	1,169,599	1,168,319
Less: accumulated depreciation and amortization	(474,705)	(435,644)

Total property and equipment	$694,894	$732,675

        Due to certain events and circumstances, including the continuing negative effects of regional competition and anticipated future effect of recently enacted gaming legislation on our results, the Company performed impairment testing related to its long-lived assets in accordance with ASC Topic 360 during the fourth quarter of 2008 and 2009. A long-lived asset impairment charge was not recognized as the estimated undiscounted future cash flows expected to be generated by the Company's long-lived asset group were greater than the carrying value of its assets. However, based upon current market conditions and management's estimates, the carrying value of the Company's long-lived assets may exceed their fair value.

        Depreciation expense was $46,797,000 in 2009, $47,834,000 in 2008, and $47,420,000 in 2007.

4. Investments

        The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the New Jersey Casino Reinvestment Development Authority ("CRDA"). Funds deposited with the CRDA may

FIN-B-12

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

4. Investments (Continued)

be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations.

        Investments consist of the following:

	December 31 2009	December 31 2008
	(In Thousands)
Investment in bonds—CRDA	$12,204	$10,862
Less unamortized discount	(3,385)	(3,014)
Less valuation allowance	(2,026)	(1,999)
Deposits—CRDA	28,468	26,762
Less valuation allowance	(7,580)	(7,341)
Direct investment—CRDA	3,685	3,685
Less valuation allowance	(671)	(588)

	$30,695	$28,367

        The CRDA bonds have various contractual maturities that range from 5 to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights.

        In April 2002, the Company commenced construction on a major expansion project. The Company has an agreement with the CRDA for approximately $20,100,000 in funding in connection with this expansion project. As of December 31, 2009, the Company has received $19,574,000 in funding from the CRDA under this agreement. The Company anticipates no further funds from the CRDA under this agreement subsequent to December 31, 2009.

5. Long-Term Debt

        The Company's long-term debt with third parties consisted of the following:

	December 31 2009	December 31 2008
	(In Thousands)
Contract payable 7.2%; matures 2014	$206	$240
Less current portion	(36)	(34)

Long-term debt	$170	$206

FIN-B-13

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

5. Long-Term Debt (Continued)

        Maturities of long-term debt subsequent to December 31, 2009 are as follows (in thousands):

Year
2010	$36
2011	39
2012	42
2013	45
2014	44

206

6. Commitments and Contingencies

Licensing

        On November 26, 1982, the Company was granted a plenary gaming license by the NJCCC. The license is renewable every four years. In November 2003, the license was renewed for a period of four years, effective through November 30, 2007. On December 12, 2007, the NJCCC denied Tropicana Casinos and Resorts their license renewal and turned over control of the property to a Trustee/Conservator (refer to Note 1).

        The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counter-claim in actions filed by the Company. Management believes that its defenses are substantial in each of these matters, and the Company's legal posture can be successfully defended or satisfactorily settled without material adverse effect on its consolidated financial position, results of operations or cash flows.

        The CCC imposes an annual tax of eight percent on gross casino revenue. Pursuant to legislation adopted in 1984, casino licensees are required to invest an additional one and one-quarter percent of gross casino revenue for the purchase of bonds to be issued by the CRDA or make other approved investments equal to that amount; in the event the investment requirement is not met, the casino licensee is subject to a tax of two and one-half percent on gross casino revenue. As mandated by the legislation, the interest rate of the CRDA bonds purchased by the licensee will be two-thirds of the average market rate for bonds available for purchase and published by a national bond index at the time of the CRDA bond issuance. The Company's reinvestment obligation for the twelve months ended December 31, 2009, 2008 and 2007, respectively, was $3,918,000, $4,466,000 and $5,047,000 for the purchase of CRDA bonds. For the twelve months ended December 31, 2009, 2008 and 2007, the Company recorded a loss provision of $1,532,000, $1,594,000 and $1,485,000, respectively. The loss provision is to recognize the effect of the below market interest rate using the interest rate in effect at December 31, 2009.

Chapter 11 Case

        As described in Note 1, on the Petition Date, the Company filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code.

FIN-B-14

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

6. Commitments and Contingencies (Continued)

        The Company continues to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, and may pay all debts and honor all obligations arising in the ordinary course of business after the Petition Date. However, the Company may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

        Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most litigation pending against the Company, are stayed. Other pre-petition contractual obligations against the Company generally may not be enforced. Absent an order of the Bankruptcy Court providing otherwise, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders, and approved by the Bankruptcy Court.

        The Company has received approval from the Bankruptcy Court of its "first day" motions, which were filed as part of the Chapter 11 Case. Among other "first day" relief, the Company received approval to continue wage and salary payments and other benefits to employees as well as certain related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. The Company intends to continue to pay its vendors and suppliers in the ordinary course of business for goods and services delivered post-petition.

        Under the priority scheme established by the Bankruptcy Code, certain post-petition and secured or "priority" pre-petition liabilities need to be satisfied before general unsecured creditors are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the claims and interests of each of these constituencies. Additionally, no assurance can be given as to whether, when or in what form unsecured creditors may receive a distribution on such claims or interests.

        Under the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under the Bankruptcy Code. As of the date of the filing of the Chapter 11 Case, virtually all pending litigation against the Company is stayed as to the Company, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Company.

NJSEA Subsidy Agreement

        In April 2004, the casinos located in Atlantic City ("Casinos"), including the Company, executed an agreement ("2004 NJSEA Subsidy Agreement") with the New Jersey Sports and Exposition

FIN-B-15

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

6. Commitments and Contingencies (Continued)

Authority ("NJSEA") and the CRDA. The 2004 NJSEA Subsidy Agreement provided that the Casinos, on a pro rata basis according to their gross revenues, pay in cash and donate from the regular payment of their CRDA obligations a total of $86,000,000 in four annual installments in October of each of 2004 through 2007 to the NJSEA. It required that the funds be used by the NJSEA through December 31, 2008 to enhance purses, fund breeders' awards and establish account wagering at New Jersey horse racing tracks. The Company's portion of this industry obligation was approximately 8.7%.

        The New Jersey Legislature amended the Casino Control Act, effective April 18, 2008, to permit the Casinos to deduct the amount of certain promotional gaming credits wagered at their slot machines in calculating the tax on gross gaming revenue. The amendment became operative upon the August 14, 2008 certification by the Chair of the New Jersey Casino Control Commission ("NJCCC") to the State Treasurer that the Casinos and Casino Association of New Jersey ("CANJ") had executed a new subsidy agreement with NJSEA for the benefit of the horse racing industry for $30,000,000 annually for a three-year period ("2008 NJSEA Subsidy Agreement"). In addition, the NJCCC adopted regulations effective September 22, 2008 which establish procedures by which the Casinos may implement the promotional gaming credit tax deduction.

        The 2008 NJSEA Subsidy Agreement provides that the Casinos will pay the NJSEA $90,000,000 to be used solely for purse enhancements, breeder's purses and expenses to establish off-track wagering facilities which it incurs through 2011. The payments will be made in eleven installments from September 29, 2008 through November 15, 2011 and will total $22,500,000 in 2008, $30,000,000 in each of 2009 and 2010 and $7,500,000 in 2011. Each Casino will pay a share equal to a percentage representing the gross gaming revenue it reported for the prior calendar year compared to that reported by all Casinos for that year. The Company estimates its portion of this industry obligation is approximately 7.9%.

        The 2008 NJSEA Subsidy Agreement also provides that the NJSEA, all other entities which receive any portion of the payments and affiliates of either shall not operate, conduct, maintain or permit any casino gaming, including video lottery gaming, in any New Jersey location other than Atlantic City prior to 2012 and that the Casinos may bring an action in New Jersey Superior Court against any entity that does so to enforce this prohibition by specific performance.

        The 2008 NJSEA Subsidy Agreement further provides that if, prior to 2011, a statewide public question to authorize casino gaming at any New Jersey location other than Atlantic City is approved by the New Jersey Legislature or if, prior to 2012, any such statewide public question is approved by New Jersey voters or any New Jersey legislation is enacted or other New Jersey governmental action is taken authorizing such gaming or any such gaming is actually operated, conducted or maintained, then the Casinos shall make no further payments to NJSEA and, in certain circumstances, NJSEA shall return some or all of the payments it previously received from the Casinos.

        The 2008 NJSEA Subsidy Agreement acknowledges the publicly announced intention of the Governor to, by executive order, create a commission to study and report its recommendations for the long term stability of the horse racing industry to the Governor and the Legislature on or about July 1, 2010 and provides that the Casinos, CANJ and NJSEA will work and cooperate in good faith with any such commission and that the NJSEA shall not support legislation for casino gaming in any New Jersey

FIN-B-16

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

6. Commitments and Contingencies (Continued)

location other than Atlantic City prior to the commission's delivery of its report to the Governor and the Legislature.

Other

        The Company has separate insurance policies that provide coverage for general liability and workers compensation claims. The Company's accrual for general liability claims within the retention level was approximately $1,442,000 and $1,537,000 at December 31, 2009 and December 31, 2008, respectively. The Company's accrual for workers compensation claims was approximately $2,368,000 and $3,676,000 at December 31, 2009 and December 31, 2008, respectively.

        The State of New Jersey has filed unsecured and priority bankruptcy claims related to an arbitrary assessment audit that is still in progress. These claims do not comport with the Company's books and records and are actively being contested. No provision for these claims has been recorded in the financial statements.

7. Leases (as lessee)

        The Company entered into an agreement with AGC, an affiliate of the Company also owned by RNJHC, for the lease of the Transportation Center (a 1,100-space self-park garage and a 9-bay bus terminal) and a 1,100-space parking garage along with the land, all improvements and air rights. The rental amount is $4,700,000 per year and will expire on February 4, 2078.

        Minimum future lease obligations on noncancelable leases at December 31, 2009 are as follows (in thousands):

Year	AGC	Other	Total
2010	4,700	360	5,060
2011	4,700	360	5,060
2012	4,700	199	4,899
2013	4,700	145	4,845
2014	4,700	145	4,845
Thereafter	296,492	—	296,492

	$319,992	$1,209	$321,201

        Rental expenses under operating leases for 2009, 2008 and 2007 amounted to $6,393,000, $8,383,000 and $8,005,000, respectively.

8. Complimentaries

        Operating revenues exclude the retail value of complimentary hotel services, food and beverage and other goods and services furnished to customers. The estimated costs of providing such

FIN-B-17

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

8. Complimentaries (Continued)

complimentaries are included in casino operating expense through interdepartmental allocations as follows:

	December 31
	2009	2008	2007
	(In Thousands)
Rooms	$15,689	$14,543	$11,964
Food and beverage	27,205	27,905	28,724
Other	459	667	779

	$43,353	$43,115	$41,467

9. Related Parties

        Transactions with TEH, TCR and their affiliates, including Aztar, included activity principally related to joint insurance programs, federal income tax filings, and other administrative services. Activity also included the net repayment of cash advances to TEH affiliates in 2008 as well as interest payments on certain debt owed to TEH affiliates.

        TCR and TEH provided various services to the Company in 2007. TCR and TEH did not provide any services to the Company in 2009 and 2008. Neither a management fee nor any expenses directly incurred by TCR and TEH were charged to the Company.

        Advances from TEH and other affiliates, net, included in liabilities subject to compromise, consist of the following:

	December 31 2009	December 31 2008
	(In Thousands)
Note payable to Aztar Corporation; 12.0% due in 2014	$292,000	$292,000
Advances from Aztar and other TEH affiliates	299,145	281,532

Advances from affiliates, net	$591,145	$573,532

        A rollforward of activity during the nine months ended December 31, 2009 is as follows (in thousands):

Advances from TEH and other affiliates, net at December 31, 2008	$573,532
Interest on affiliate debt	17,799
Other	(186)

Advances from TEH and other affiliates, net at December 31, 2009	$591,145

        The Company also has transactions with certain New Jersey affiliates related to the rental of certain facilities utilized in the operation of the Property but owned by these NJ affiliates. The advances to NJ affiliates of $26,250,000 and $21,404,000 are recorded as a current liability in the accompanying balance sheets respectively, as it is expected that such amounts will be settled as part of the sale of the Company.

FIN-B-18

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

10. Fair Value of Financial Instruments

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Assets
Investments	$30,695	$30,695	$28,367	$28,367
Liabilities
Current portion of long-term debt	36	36	34	34
Long-term debt	170	170	206	206
Debt to Aztar Corporation	531,000	—	531,000	—

        The carrying amounts shown in the table are included, if applicable, in the Consolidated Balance Sheets under the indicated captions. All of the Company's financial instruments are held or issued for purposes other than trading.

        The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments.

        Investments consisted of deposits with the CRDA, CRDA bonds that bear interest at two-thirds of market rates resulting in a fair value lower than cost and other CRDA investments (primarily loans). The carrying amounts of these deposits, bonds and other investments are presented net of a valuation allowance and in the case of the bonds an unamortized discount that result in an approximation of fair values.

        The fair value of the Company's notes payable to Aztar cannot be calculated due to the related party nature of the financial instrument.

11. Retirement Plans

        The Company has a defined contribution plan that covers substantially all employees who are not covered by a collective bargaining unit. The plan allows employees, at their discretion, to make contributions of their before-tax earnings to the plan up to an annual maximum amount. The Company matches 50% of the employee contributions that are based on up to 6% of an employee's before-tax earnings. Compensation expense during 2009, 2008 and 2007, respectively, with regard to Company matching contributions was $782,000, $810,000 and $1,179,000.

        The Company makes contributions based on hours worked, as specified in six union agreements, to union administered, multiemployer, defined contribution pension plans. Contributions to these plans during 2009, 2008 and 2007 amounted to $3,198,000, $3,272,000 and $2,934,000, respectively.

FIN-B-19

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

12. Income Taxes

        No tax benefit has been recorded for the twelve months ended December 31, 2009 or 2008 due to the uncertainty of realization of the benefit. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 2001. All years subsequent to 2001 are open and subject to investigation as well. Management believes that adequate provision for income taxes has been made in the financial statements.

        The Company accounts for Income Taxes under ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidance on classification, interest and penalties, accounting in interim periods, disclosures and transition. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. There was no material changes in our tax liabilities recorded under ASC 740 since December 31, 2009.

        The (provision)/benefit for income taxes are comprised of:

	December 31 2009	December 31 2008	December 31 2007
	(In Thousands)
Current:
Federal	—	—	—
State	$(380)	$(231)	$(5,565)

	$(380)	$(231)	$(5,565)

Deferred:
Federal	402	1,635	(53,666)
State	811	(1,118)	94

	1,213	517	(53,572)

	$833	$286	$(59,137)

        For income tax purposes, the Company was included in Aztar's consolidated 2006 corporate federal tax return. Prior to 2007, under the terms of a federal tax sharing arrangement with Aztar, the Company recorded a tax benefit for federal income tax purposes in periods when the Company had a pre-tax loss as such benefit was intended to be satisfied in future years by Aztar when the Company had pre-tax income. During 2007, as a result of the activation of the Trust described in Note 1, the Company is no longer included in Aztar's federal income tax return. Due to the pending sale of the Company and the activation of the Trust, in 2007 the Company recorded a charge of $42,058,000 to increase the valuation allowance related to deferred tax assets. The valuation allowance was increased to fully reserve for the amount of previously recorded tax benefits under the federal tax sharing arrangement that are no longer expected to be realized. As the asset recorded on the balance sheet related to the tax sharing arrangement was recorded as an income tax benefit, the recording of a valuation allowance against this asset has been recorded as income tax expense during the year ended December 31, 2007.

FIN-B-20

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

12. Income Taxes (Continued)

        As discussed in Note 1, the Sale was consummated and became effective on March 8, 2010. The tax attributes of the acquired assets and liabilities are still being evaluated.

        General business credits are taken as a reduction of the provision for income taxes during the year such credits become available. The following table provides a reconciliation between amounts determined by applying the statutory federal income tax rate to pretax income and the (provision)/benefit for income taxes:

	December 31 2009	December 31 2008	December 31 2007
	(In Thousands)
Benefit/(provision) at statutory rate	$15,861	$19,700	$(11,601)
(Increase)/decrease in tax resulting from:
Valuation Allowance/Nondeductible business expenses	(15,127)	(18,577)	(46,255)
State income taxes, net	149	(958)	(4,486)
General business credits	(100)	100	17
Other	50	21	3,188

	$(833)	$286	$(59,137)

        The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities at December 31, 2009 and December 31, 2008 are as follows:

	December 31 2009	December 31 2008
	(In Thousands)
Accrued liabilities	$4,629	$4,209
Accrued bad debt expense	3,194	3,047
Accrued compensation	1,873	2,030
Other	928	1,978

Gross deferred tax assets	10,624	11,264

Depreciation and amortization	(29,054)	(31,113)
Deductible prepaids	(3,033)	(2,827)

Gross deferred tax liabilities	(32,087)	(33,940)

Net deferred tax liabilities	$(21,463)	$(22,676)

        Effective January 1, 2007, the company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosures and transition. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date.

FIN-B-21

Adamar of New Jersey, Inc.
dba Tropicana Casino and Resort (Debtor in Possession)

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

12. Income Taxes (Continued)

        A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

December 31 2009
(In Thousands)
Gross unrecognized tax benefit at January 1, 2009	$3,683
Gross increases—Prior period tax positions
Gross decreases—Prior period tax positions	—
Gross increases—Current period tax positions	—
Settlements with taxing authorities	—
Lapse in statutes of limitations	—

Gross unrecognized tax benefits at December 31, 2009	$3,683

        The company recognized accrued interest and penalties related to unrecognized tax benefits in income tax expense. The policy did not change as a result of the adoption of FIN 48. The Company had $1,598,000 and $1,218,000 in interest related to unrecognized tax benefits accrued at December 31, 2009 and December 31, 2008, respectively. No amounts were accrued for penalties as of either date. Income tax expense for the year ended December 31, 2009 includes interest related to unrecognized tax benefits of $380,000.

13. Accounting for the Impact of the October 30, 2003 Construction Accident

        An accident occurred on the site of the construction of the expansion of our facility on October 30, 2003. The accident resulted in loss of life and serious injuries, as well as extensive damage to the facilities under construction. Construction on the expansion project was substantially completed by December, 2004. The expansion included 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter at Tropicana," a 200,000-square-foot dining, entertainment and retail center.

        In April, 2007, the Company and its insurance carriers reached a settlement agreement regarding all outstanding claims for dismantlement, debris removal and rebuild as a result of the 2003 construction accident.

        Also in April, 2007, the Company was a party to a settlement agreement that has fully resolved all liability claims that arose from the construction accident. The claims were satisfied in full within the policy limits of the Company's insurance programs and had no material effect on the Company's financial condition.

        In 2007, the Company recorded $26,928,000 of insurance recoveries and $2,520,000 of construction accident related costs and expenses primarily consisting of professional fees incurred as a result of the accident.

FIN-B-22

Report of Independent Registered Public Accounting Firm

The Board of Directors
Tropicana Entertainment Inc., the successor of Columbia Properties Vicksburg, LLC

        We have audited the accompanying balance sheets of Columbia Properties Vicksburg, LLC (the "Company") as of December 31, 2009 and 2008, and the related statements of operations, changes in members' equity (deficit), and cash flows for each of the three years ended in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company was in bankruptcy, had negative working capital as of December 31, 2009 and has incurred significant losses from operations during reorganization. These conditions, among other factors, raise substantial doubt about the Company's ability to continue as a going concern. The December 31, 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In addition, as more fully described in Note 11, the Company's plan of reorganization became effective on March 8, 2010 and will require the Company to adopt fresh start reporting which may result in changes to the amounts of assets and liabilities as reported prior to the Company's emergence from bankruptcy.

/s/ Ernst & Young LLP
Las Vegas, Nevada March 31, 2010

FIN-C-1

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

BALANCE SHEETS

(in thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,372	$4,303
Accounts receivable, net	31	20
Due from affiliates, net	139	139
Prepaid expenses and other assets	244	370

Total current assets	2,786	4,832
Property and equipment, net	10,558	15,005
Goodwill	590	590
Intangible assets, net	320	340
Receivable from affiliate	9,798	9,558
Reserve related to receivable from affiliate	(7,478)	(7,478)
Other assets, net	157	157

Total assets	$16,731	$23,004

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities not subject to compromise:
Accounts payable	$577	$758
Due to affiliates	2,601	533
Accrued expenses and other current liabilities	2,145	2,799

Total current liabilities not subject to compromise	5,323	4,090
Long-term portion of lease liability	1,950	2,102

Total liabilities not subject to compromise	7,273	6,192
Liabilities subject to compromise	3,455	3,722
Liabilities subject to compromise—guarantee of affiliate debt	2,289,249	2,281,239

Total liabilities	2,299,977	2,291,153
Commitments and contingencies (Note 10)
Members' deficit	(2,283,246)	(2,268,149)

Total liabilities and members' deficit	$16,731	$23,004

The accompanying notes are an integral part of these financial statements.

FIN-C-2

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31,
	2009	2008	2007
Revenues:
Casino	$11,188	$23,072	$28,570
Room	895	1,506	1,533
Food and beverage	924	2,779	3,344
Other	263	557	508

Gross revenues	13,270	27,914	33,955
Less promotional allowances	(822)	(3,338)	(4,275)

Net revenues	12,448	24,576	29,680

Operating costs and expenses:
Casino	7,752	11,931	12,824
Room	926	918	776
Food and beverage	621	485	493
Other	3	5	33
Marketing, advertising and promotions	714	2,220	2,688
General and administrative	3,388	4,346	4,806
Maintenance and utilities	1,317	1,738	1,645
Depreciation and amortization	2,402	3,438	3,533
Loss on disposition of assets	2	—	29
Impairment charge	2,597	9,999	—
Reserve related to receivable from affiliate	—	2,695	7,187

Total operating costs and expenses	19,722	37,775	34,014

Operating loss	(7,274)	(13,199)	(4,334)
Other income (expense):
Proceeds from sale cancellation	—	1,010	—
Loss related to guarantee of affiliate debt	(8,010)	(2,281,239)	—
Interest income	241	402	235

Total other (expense) income	(7,769)	(2,279,827)	235

Loss before reorganization items	(15,043)	(2,293,026)	(4,099)
Reorganization items	(54)	—	—

Net loss	$(15,097)	$(2,293,026)	$(4,099)

The accompanying notes are an integral part of these financial statements.

FIN-C-3

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

(in thousands)

Balance, December 31, 2006	$28,976
Net loss	(4,099)

Balance, December 31, 2007	24,877
Net loss	(2,293,026)

Balance, December 31, 2008	(2,268,149)
Net loss	(15,097)

Balance, December 31, 2009	$(2,283,246)

The accompanying notes are an integral part of these financial statements.

FIN-C-4

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(15,097)	$(2,293,026)	$(4,099)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,402	3,438	3,533
Reserve related to receivable from affiliate	—	2,404	7,000
Impairment charge	2,597	9,999	—
Loss from disposition of assets	2	—	29
Loss related to guarantee of affiliate debt	8,010	2,281,239	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11)	48	(33)
Prepaid expenses and other assets	126	400	(361)
Accounts payable, accrued expenses and other liabilities	(835)	(1,844)	1,100
Due from (to) affiliates	1,828	(3,028)	313
Lease liability	(152)	(152)	(152)

Net cash (used in) provided by operating activities before reorganization items	(1,130)	(522)	7,330
Liabilities subject to compromise	(267)	3,722	—

Net cash (used in) provided by operating activities	(1,397)	3,200	7,330

Cash flows from investing activities:
Additions of property and equipment	(534)	(336)	(569)
Other	—	(31)	—

Net cash used in investing activities	(534)	(367)	(569)

Cash flows from financing activities:
Receivable from affiliate	—	(2,000)	(7,000)

Net cash used in financing activities	—	(2,000)	(7,000)

Net (decrease) increase in cash and cash equivalents	(1,931)	833	(239)
Cash and cash equivalents, beginning of year	4,303	3,470	3,709

Cash and cash equivalents, end of year	$2,372	$4,303	$3,470

Supplemental cash flow disclosures:
Net cash paid for reorganization items	$54	$—	$—
Interest reserved on receivable from affiliate	—	291	187

The accompanying notes are an integral part of these financial statements.

FIN-C-5

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

        Columbia Properties Vicksburg, LLC (the "Company," "Vicksburg," "we," "our" or "us") was created on January 23, 2003, for the purpose of acquiring the riverboat gaming operation in Vicksburg, Mississippi, operating as Horizon Casino Hotel Vicksburg (the "Casino"). The Company is a co-guarantor under certain financing obligations of Tropicana Entertainment, LLC ("TE"), a company affiliated by common ownership (Notes 3 and 10).

        On May 5, 2008 (the "Petition Date"), the Company, TE, Tropicana Entertainment Holdings, LLC ("TEH"), Tropicana Entertainment Intermediate Holdings, LLC ("TEIH"), JMBS Casino, LLC ("JMBS"), CP Laughlin Realty, LLC ("Realty") and certain of TE's subsidiaries (collectively, the "Debtors"), filed voluntary petitions (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") (Case No. 08-10856). TE, TEH, TEIH, JMBS and Realty are affiliates of the Company, and accordingly, they are not included in these financial statements.

        The Debtor's plan of reorganization (the "Plan"), which was confirmed by the Bankruptcy Court on May 5, 2009, excluded Tropicana Las Vegas Hotel and Casino ("Tropicana LV"), given that Tropicana LV had a separate group of creditors, and that its capital structure, the claims arising thereunder, as well as the business operations warranted a separate plan of reorganization. Accordingly, a separate plan of reorganization for Tropicana LV (the "Tropicana LV Plan") was also confirmed by the Bankruptcy Court on May 5, 2009, and consummated on July 1, 2009. The remaining Debtors continued their operations as debtors-in-possession until March 8, 2010 (the "Effective Date").

        The Plan was consummated and became effective on March 8, 2010, which was once all conditions to effectiveness were satisfied, including approvals from gaming regulators (Notes 3 and 11).

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        The accompanying financial statements are prepared on a "going concern" basis, which assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business. Due to the Chapter 11 Cases, such realization of assets and payment of liabilities are subject to a significant number of uncertainties. Specifically, the financial statements do not include all of the necessary adjustments to present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount that will ultimately be paid to settle allowed liabilities and contingencies that may be allowed, or (c) the effect of changes that may be made in connection with the Company's capitalization or operations as a result of the Plan. As a result of the Chapter 11 Cases, the financial statements contained herein are subject to material uncertainties.

        For the period subsequent to the Petition Date, the accompanying financial statements have been prepared in accordance with accounting guidance related to financial reporting by entities in reorganization under the bankruptcy code. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the accompanying balance sheets and classified as liabilities subject to compromise at the estimated amounts of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy

FIN-C-6

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Code, and are reported separately as reorganization items in the accompanying statements of operations. Cash receipts and payments for reorganization costs are disclosed separately in the accompanying statements of cash flows.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in our financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the impairment of long-lived assets, goodwill and intangible assets, self-insured liability reserves, customer loyalty program reserves, contingencies and litigation, claims and assessments and liabilities subject to compromise which are reported at the amounts expected to be allowed under provisions of accounting guidance related to financial reporting by entities in reorganization under the bankruptcy code and accounting for loss contingencies. Actual results could differ from these estimates.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash, cash on hand in the casino cage, certificates of deposit, money market funds and other highly liquid investments with original maturities of three months or less.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalent accounts maintained in financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 or with the Securities Investor Protection Corporation up to $500,000. Our money market accounts generally are not insured by the federal government. The Company does not expect that this risk will have a material effect on its financial condition, results of operations or cash flows.

  Accounts Receivable

        Accounts receivable consist primarily of casino, hotel and other receivables net of an allowance for doubtful accounts. Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their expected realization, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Recoveries of accounts previously written off are recorded when received. Allowance for doubtful accounts was approximately $52,000 and $80,000 as of December 31, 2009 and 2008, respectively.

FIN-C-7

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Fair Value of Financial Instruments

        The carrying values of the Company's cash and cash equivalents, receivables and accounts payable approximate fair value because of the short-term maturities of these instruments.

  Inventories

        Inventories consist primarily of food and beverage, retail merchandise and operating supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. At December 31, 2009 and 2008, the Company had inventory of approximately $45,000 and $63,000, respectively, which is included in prepaid expenses and other assets on the accompanying balance sheets.

  Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets or, for capital leases and leasehold improvements, over the shorter of the asset's useful life or the term of the lease. Gains or losses on disposals of assets are recognized as incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred.

        We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing property at its current level and are typically replacement items due to the normal wear and tear of our property and equipment as a result of use and age. Our depreciation expense is highly dependent on the assumptions we make about our assets' estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

  Long-Lived Assets

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with accounting guidance related to impairment or disposal of long-lived assets. For assets to be held for sale, we recognize the asset to be sold at the lower of carrying value or fair value less costs to sell. Fair value for assets held for sale is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For long-lived assets to be held and used, we review for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on estimated fair value compared to carrying value, with fair value typically based on a discounted cash flow model. For the years ended December 31, 2009 and 2008, the Company recorded an impairment charge of approximately $2.6 million and $10.0 million, respectively, related to property and equipment (Note 4).

FIN-C-8

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Goodwill and Intangible Assets

        Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations. In accordance with accounting guidance related to goodwill and other intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets annually and in certain situations between those annual dates. We perform our annual impairment tests in the fourth quarter of each year. Our financial statements reflect all impairment charges required by accounting guidance related to goodwill and other intangible assets as of December 31, 2009 and 2008.

        Goodwill is tested for impairment using a discounted cash flow model based on the estimated future results of the Company discounted using the Company's weighted-average cost of capital and market indicators of terminal year capitalization rates. The implied fair value of goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the assets and liabilities and the amount remaining, if any, is implied fair value of goodwill. If the implied fair value of the goodwill is less than its carrying value, then it is written down to its implied fair value.

        Indefinite-lived intangible assets are tested for impairment using a discounted cash flow approach and are not amortized. Intangible assets with a definite life are amortized over their useful life which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.

        Inherent in the reviews of the carrying amounts of goodwill and intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If the Company's ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future accounting periods. The Company's estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the Company. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our property.

  Self Insurance Reserves

        The Company is self-insured up to certain stop loss amounts for employee health coverage, workers' compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred by not reported as provided by a third party. In estimating these accruals, the Company considers historical loss experience and makes judgments about the expected levels of costs per claim. The Company believes that the estimates of future liabilities are reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimates for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points. At December 31, 2009 and 2008, the Company had total self-insurance accruals reflected in its balance sheets, including amounts classified as liabilities subject to compromise, of $795,000 and $675,000, respectively.

FIN-C-9

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Customer Loyalty Program

        The Company provides certain customer loyalty programs at its Casino, which allows customers to redeem points earned from their gaming activity for cash, food, beverage, rooms or merchandise. Under the program, customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the program. The Company records a liability for the estimated cost of the outstanding points under the program that it believes will ultimately be redeemed. The estimated cost of the outstanding points under the program is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, the Company accrues this cost, after consideration of estimated redemption rates, as they are earned which is included in promotional allowance. For points that may only be redeemed for goods or services but cannot be redeemed for cash, the Company estimates the cost and accrues for this expense as the points are earned from gaming play which is recorded as casino operating costs and expenses. At December 31, 2009 and 2008, $563,000 and $872,000, respectively, was accrued for the costs of anticipated redemptions.

  Revenue Recognition and Promotional Allowances

        Casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses. Room, food and beverage and other revenues are recognized at the time the goods or services are provided. The majority of the Company's casino revenue is counted in the form of cash and chips and, therefore, is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The estimated departmental costs and expenses of providing these promotional allowances are included in casino costs and expenses and consist of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Room	$182	$505	$495
Food and beverage	1,310	2,486	2,645
Other	6	67	110

Total	$1,498	$3,058	$3,250

        Promotional allowances also include incentives such as cash, goods and services including complimentary rooms and food and beverages, earned in our customer loyalty program. The Company rewards customers, through the use of loyalty programs, with points based on amounts wagered or won that can be redeemed for a specified period of time. The Company records the estimated retail value of these goods and services as revenue and then deducts them as promotional allowances.

  Gaming Taxes

        The Company is subject to taxes based on gross gaming revenues in the jurisdiction in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on

FIN-C-10

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

gaming revenues and are included in casino operating costs and expenses on the Company's statements of operations. Gaming taxes totaled $1.3 million, $2.8 million and $3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

  Advertising

        The Company expenses advertising costs as incurred or the first time the advertising takes place. Advertising expense, which is generally included in marketing, advertising and promotions on the accompanying statements of operations, was $0.5 million, $1.4 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

  Benefit Plan

        The Company offers a defined contribution 401(k) plan, which covers all employees who reach certain age and length of service requirements and allows for an employer contribution up to 50% of the first 3% of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Such deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contributions were $1,600, $4,500 and $6,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company elected to suspend the employer contribution effective May 1, 2009. The Company does not sponsor a defined benefit plan.

  Income Taxes

        The Company is a pass-through entity for federal and state income tax purposes. As a pass-through entity, the tax attributes of the Company will pass through to its members who owe any related income taxes. As a result, no provision for income taxes has been recorded in the accompanying financial statements.

        On January 1, 2009, the Company adopted accounting guidance with respect to how uncertain tax positions should be accounted for and disclosed in the financial statements. The guidance requires the assessment of tax positions taken or expected to be taken in the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Company is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and state. Open tax years are those that are open for exam by taxing authorities. The company has no examinations in progress and none are scheduled. At December 31, 2009, the Company has reviewed all open tax years and concluded the adoption of the new guidance resulted in no impact to the Company's financial position or results of operations. There is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken.

  Recently Issued Accounting Standards

        In June 2009, new accounting guidance was issued amending the accounting guidance related to consolidation of variable interest entities. The objective of the accounting guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This new guidance is effective as of the

FIN-C-11

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early application is prohibited. The Company is currently evaluating the impact on its financial statements the adoption of this new guidance will have.

        A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

  Reclassifications

        Certain items in the prior period financial statements were reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net loss.

  Fresh Start Reporting

        Upon consummation of the Plan, the accounting for the assets and liabilities reported in the Company's subsequent financial statements may materially change. As of the Effective Date, the Company anticipates that its successor, Tropicana Entertainment Inc., will be required to adopt the "fresh start" provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively, as of such Effective Date. Certain of these values may differ materially from the values recorded on the accompanying balance sheet as of December 31, 2009. Additionally, the successor's results of operations after the application of fresh start reporting will not be comparable to our results of operations for previous periods. Tropicana Entertainment Inc. may also make changes in accounting practices and policies as of or after the Plan's Effective Date. For all of these reasons, our successor, Tropicana Entertainment Inc.'s consolidated financial statements for periods subsequent to the Effective Date of the Plan will not be comparable with our prior periods.

NOTE 3—VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

  Bankruptcy Proceedings

        On May 5, 2008, as discussed in Note 1, the Company and certain affiliated entities filed voluntary petitions in Bankruptcy Court seeking reorganization relief under the provisions of the Bankruptcy Code. In connection with the Chapter 11 Cases, the Company and its affiliates severed any involvement with Columbia Sussex Corporation ("CSC"), a company under common ownership, that would result in influence or control over the affairs of the Company. Prior to the Effective Date, the Company operated its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As a debtor-in-possession, the Company was authorized to continue to operate as an ongoing business, but was not permitted to engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, during reorganization, certain claims, including most litigation, against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continued business operations as a debtor-in-possession until the Effective Date.

FIN-C-12

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3—VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

Those claims are reflected as "liabilities subject to compromise" in the accompanying balance sheets. Additional claims (liabilities subject to compromise) may arise during reorganization resulting from rejection of executory contracts, including leases and from the determination by the Bankruptcy Court (or agreed by the parties in interest) of allowed claims for contingencies and other disputed amounts.

        In December 2006, TE issued $960 million of 9 5/8% Senior Subordinated Notes (the "Notes") and in January 2007, entered into a Senior Credit Facility (the "Credit Facility") comprised of a $1.53 billion senior secured term loan and a $90 million senior secured revolving credit facility, all of which are guaranteed jointly and severally by the Affiliate Guarantors, as defined herein and in the Notes and Credit Facility.

        As an Affiliate Guarantor under the Notes and Credit Facility, Vicksburg is subject to restrictive covenants imposing significant operating and financial restrictions on Vicksburg's ability to incur or guarantee additional debt, pay dividends, create or incur liens, make loans or investments and engage in extraordinary transactions or transactions with affiliates.

        The Company was in bankruptcy, had negative working capital as of December 31, 2009 and has incurred significant losses from operations during reorganization. These conditions, among other factors, raise substantial doubt about the Company's ability to continue as a going concern.

  Plan of Reorganization (Note 11)

        The Plan was confirmed by the Bankruptcy Court in May 5, 2009. The Plan was consummated and became effective on March 8, 2010, on which date all conditions to effectiveness were satisfied, including approvals from gaming regulators. See Note 11—Emergence from Bankruptcy.

        Pursuant to the Tropicana LV Plan, on July 1, 2009, the assets related to Tropicana LV were transferred to an unrelated company, owned by the lenders under the $440 million senior secured term loan. A litigation trust (the "Litigation Trust") was also created, to which TE contributed certain claims against its former owners. Beneficial interests in the Litigation Trust were held by TE and by certain of the former creditors of Tropicana LV and, on the Effective Date, TE no longer has an interest in the Litigation Trust.

        Pursuant to the Plan, on the Effective Date a series of restructuring transactions were consummated through which Tropicana Entertainment Inc., a newly organized company, acquired from the Debtors certain subsidiaries of TE, as well as the equity of the Company, Realty and JMBS (collectively, the "Affiliate Guarantors") and the assets of certain other Debtors, in exchange for (a) the issuance of shares of Tropicana Entertainment Inc. common stock, and warrants to purchase additional shares of Tropicana Entertainment Inc. common stock, and (b) the assumption of certain liabilities of TE, its subsidiaries subject to the restructuring transactions and the Affiliate Guarantors incurred after the Petition Date to the extent not paid on or prior to the Effective Date other than income tax liabilities.

FIN-C-13

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3—VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

        On the Effective Date, lenders under the Credit Facility were issued Tropicana Entertainment Inc. common stock and beneficial interests in the Litigation Trust, while holders of the Notes and holders of general unsecured claims received warrants to purchase Tropicana Entertainment Inc. common stock and beneficial interests in the Litigation Trust, in exchange for all their claims against TE and the Affiliate Guarantors.

  Liabilities Subject to Compromise

        Liabilities subject to compromise are certain of the Company's liabilities incurred prior to the Petition Date of the Chapter 11 Cases. In accordance with accounting guidance related to financial reporting by entities in reorganization under the bankruptcy code, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the Chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan or other events.

        In some individual instances and in total, claims filed by the creditors are in excess of the amounts recorded by the Company. The Company has recorded an estimate of allowed claims based on the reconciliation work that has been performed. However, given the size and complexity of the Chapter 11 Cases, there is some uncertainty as to the ultimate liability that will be negotiated with creditors for these pre-petition claims, and, the final liability upon completion of the negotiations with claimants at a future date may be significantly higher or lower than management's current estimate. The Company intends to contest claims to the extent that they exceed the amounts the Company believes are due. Payment terms for liabilities subject to compromise were established as part of the Plan.

        Liabilities subject to compromise consist of the following (in thousands):

	December 31,
	2009	2008
Accounts payable	$1,296	$1,450
Accrued expenses and other liabilities	407	520
Due to affiliates	1,752	1,752

Total liabilities subject to compromise	$3,455	$3,722

  Loss Related to Guarantee of Affiliate Debt

        The denial of TE's gaming license for Tropicana Casino and Resort—Atlantic City ("Tropicana AC") by the New Jersey Casino Control Commission in December 2007 caused an immediate default under the Credit Facility and the subsequent transfer of assets of Tropicana AC to a Trustee caused a default under the Notes of which the Company is an Affiliate Guarantor. As a result of the Chapter 11 Cases, the Company recorded a loss during the years ended December 31, 2009 and 2008, of $8.0 million and $2.3 billion, respectively, which is included in the accompanying statements of

FIN-C-14

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3—VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

operations related to the guarantee of the Notes and Credit Facility with a corresponding liability which is included in liabilities subject to compromise on the accompanying balance sheets.

  Reorganization Items

        Reorganization items represent amounts incurred since the Petition Date as a direct result of the Chapter 11 Cases, and were comprised of professional fees including financial, legal, real estate and valuations services directly associated with the reorganization process. Reorganization items for the year ended December 31, 2009 were approximately $54,000.

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

		December 31,
	Estimated Life (years)
		2009	2008
Land	—	$1,380	$1,760
Barge	10	2,554	2,573
Buildings and improvements	5 - 25	13,099	14,703
Furniture, fixtures and equipment	3 - 10	10,053	10,119

		27,086	29,155
Accumulated depreciation		(16,528)	(14,150)

Property and equipment, net		$10,558	$15,005

        The Company evaluates its property and equipment for impairment in accordance with accounting guidance related to accounting for impairment or disposal of long-lived assets which requires the Company to review for impairment whenever indicators of impairment exist. During the fourth quarter of 2009 and 2008, the continuing economic downturn and constrained capital markets contributed to a severe decline in the value of gaming stocks and gaming assets. As a result, the Company determined that a triggering event in accordance with accounting guidance occurred in the fourth quarter of 2009 and 2008. Given the continuing deterioration in real estate values, the poor operating performance over the past twelve months and a poor prospective financial performance outlook, the Company determined that the property and equipment should be reviewed for impairment. Based on estimated discounted future cash flows, the Company determined that the carrying value of the property and equipment was greater than its estimated fair value. The fair values were based on a third-party valuation. As a result, the Company recorded an impairment loss of approximately $2.6 million and $10.0 million in the years ended December 31, 2009 and 2008, respectively, to write-down the book value of its land, building and improvements as well as furniture, fixtures and equipment to the estimated fair value.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

        In connection with the acquisition of the Casino in October 2003, the Company acquired approximately $2.5 million of identified intangible assets and recorded $590,000 of goodwill. The

FIN-C-15

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

estimates of fair value used in the purchase price allocation were determined by the Company's management.

        Intangible assets consist of the following (in thousands):

		December 31,
	Estimated Life (years)
		2009	2008
Player lists	5	$1,795	$1,795
Other	5 - 35	747	747

Total intangible assets		2,542	2,542
Less accumulated amortization:
Players list		(1,795)	(1,795)
Other		(427)	(407)

Total accumulated amortization		(2,222)	(2,202)

Intangible assets, net		$320	$340

        Amortization was computed on a straight-line basis for definite lived intangibles over an estimated useful life of 5 to 35 years. Amortization expense was approximately $20,000, $369,000 and $440,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company's estimate of future amortization expense of intangible assets for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is anticipated to be $20,000 per year.

        Goodwill primarily represents the excess of total acquisition costs over the fair value of net assets acquired in the acquisition of the Casino by the Company. In conjunction with our annual review of impairment during the fourth quarter of 2009 and 2008, the Company determined that no impairment of goodwill or intangible assets existed.

NOTE 6—AFFILIATE TRANSACTIONS

        Until April 30, 2009, CSC, a company under common ownership, provided various administrative and accounting services to the Company under an administrative services agreement. Effective April 30, 2009, the Company terminated the administrative services agreement with CSC in anticipation of the Plan as discussed in Note 3. In addition, Tropicana Casino Resort, Inc. ("TCR"), a company under common ownership, provided various support services through September 2008 which were charged to the Company. Expenses related to these services totaled approximately $42,000, $529,000 and $120,000 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company owed $127,000 and $147,000, respectively, related to these services.

        The Company licenses the use of the name "Horizon" from a wholly owned subsidiary of TE, an affiliate through common ownership. The trademark license agreement is for ten years, terminating in October 2013 with an annual fee of $12,000. Payments are to be made annually on the anniversary date. The agreement allows for six ten-year renewals at Vicksburg's option.

FIN-C-16

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 6—AFFILIATE TRANSACTIONS (Continued)

        In September 2008, the Company loaned $2.0 million to TE at a rate of 12% per annum which matures on January 1, 2015. No interest or principal payments are required to be made under the terms of the loan until maturity.

        In 2007, the Company loaned $7.0 million to TE at a rate of 12% per annum which matures on January 1, 2015. No interest or principal payments are required to be made under the terms of the loans until maturity. Due to the bankruptcy filing of TE in May 2008, the ability to collect under this loan is unlikely; as such, the associated principal and accrued interest has been fully reserved since December 31, 2007.

        The Company also occasionally buys and sells slot machines and other equipment at net book value from various affiliates. In addition, the Company incurred receivables related to activity with various affiliates which have since become Debtors. As a result, the ability to collect these receivable amounts is unlikely, resulting in a reserve of approximately $2.4 million since December 31, 2008.

NOTE 7—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities (excluding liabilities subject to compromise) consist of the following (in thousands):

	December 31,
	2009	2008
Accrued payroll and employee benefits	$352	$641
Insurance reserves	146	129
Gaming related accruals	834	1,222
Accrued taxes	661	655
Accrued lease liability	152	152

Total accrued expenses and other current liabilities	$2,145	$2,799

NOTE 8—LEASE COMMITMENTS

        CSC has provided a guarantee related to the Company's performance with the City of Vicksburg (the "City"). The Company assumed an agreement with the City that permitted the development of the Company's hotel and casino and provided for ongoing payments to the City. The agreement expires in 2033 and provides that certain parcels of land, primarily including parking, casino dockage and casino entry parcels, revert back to the City upon termination of the agreement. Monthly amounts owed to the City include a fixed annual payment of $563,000, subject to adjustment for changes in the consumer price index (base year 2003), and 1.5% of net revenue, as defined in the agreement (primarily gaming and food and beverage revenues). Pursuant with accounting guidance related to accounting for leases, the Company recognizes rental expense related to the lease with the City on a straight-line basis over the term of the lease. As a result, the Company recorded a long-term deferred lease liability of $2.0 million and $2.1 million on the accompanying balance sheets as of December 31, 2009 and 2008, respectively. The Company also has various short-term operating equipment leases.

FIN-C-17

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8—LEASE COMMITMENTS (Continued)

        Future minimum rental payments required under non-rejected operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009 are as follows (in thousands):

Years ending December 31,
2010	$575
2011	565
2012	563
2013	563
2014	563
Thereafter	10,414

Total	$13,243

        Rent expense totaled $0.7 million, $0.8 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Under the Bankruptcy Code, the Debtors generally may assume or reject prepetition executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. In this context, "assumption" means that the Debtors agree to perform obligations and cure all existing defaults under the executory contract or unexpired lease, and "rejection" means that the Debtors are relieved from obligations to perform further under the executory contract or unexpired lease that is rejected. Rejection of an executory contract or lease is treated as a breach immediately prior to the Petition Date and may give rise to a prepetition claim for amounts due and owing as of the Petition Date and for damages from the breach of the agreement, subject to certain limitations. Any claim for damages that results from the rejection of an executory contract or unexpired lease is subject to compromise as part of a plan of reorganization, to the extent that such claim is unsecured. The Bankruptcy Code includes certain deadlines by which debtors must assume or reject unexpired leases of nonresidential real property. The Company generally has until the end of their Chapter 11 Cases to assume or reject all other executory contracts and unexpired leases, unless the Bankruptcy Court orders an earlier deadline.

        The Company has reviewed all of its executory contracts and unexpired leases to determine which, if any, executory contracts and unexpired leases they would seek to reject as part of their Chapter 11 Cases. No leases were rejected by the Company.

NOTE 9—SALE CANCELATION

        On November 12, 2007, the Company entered into an Agreement of Sale with Nevada Gold Vicksburg, LLC ("Nevada Gold"), pursuant to the terms in which the Company agreed to sell substantially all of its assets for $35.0 million in cash. In August 2008, it was determined that Nevada Gold was unable to acquire the necessary financing to complete the transaction. As a result, the Company received $1.0 million of the escrow deposit that had been funded by Nevada Gold which is recorded in the statements of operations as proceeds from sale cancelation for the year ended December 31, 2008.

FIN-C-18

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES

  Legal Matters

        The Company is subject to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance, or if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

        On March 31, 2009, TCR and CSC filed separate motions with the Bankruptcy Court related to administrative expense claims in which the Company was a party. The total claim filed by TCR and CSC is in excess of the amounts recorded by the Company. The Company intends to contest claims to the extent that they exceed the amounts the Company believes are due.

  Contingencies

        In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement such as a lease agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement. There are no explicit limitations on the maximum potential amount of future payments that the Company could be required to make under some of these guarantees. The Company is unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not predictable. The Company maintains insurance coverage that mitigates some potential payments to be made.

        The Company is a co-guarantor under certain long-term debt obligations of TE. In May 2008, TE entered into a $67 million Senior Secured Superpriority Debtor in Possession Credit Agreement (the "DIP Credit Facility"), which increased to $80 million in October 2008. The DIP Credit Facility is a delay draw term loan, maturing on the earlier of March 31, 2010 or the Effective Date of the Plan. The Company was originally an Excluded Subsidiary, as defined in the agreement, and ceased being an Excluded Subsidiary in late August 2008 after the DIP Lender was approved by the State of Mississippi. As of December 31, 2008, the Company along with JMBS and Realty are Affiliate Guarantors of the DIP Credit Facility.

NOTE 11—SUBSEQUENT EVENTS

        The Company evaluated all activity through the date the financial statements were issued, and concluded that no other material subsequent events would require recognition in the financial statements or disclosure in the notes to the financial statements other than discussed below.

  Emergence from Bankruptcy

        The Plan was consummated and became effective on March 8, 2010, at which time the Company became a subsidiary of Tropicana Entertainment Inc. In addition, Tropicana Entertainment Inc. funded the credit agreement dated as of December 29, 2009 (the "Exit Facility"). The proceeds of the Exit Facility were used to repay certain indebtedness of TE, to pay Bankruptcy Court approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. The Exit Facility is guaranteed by

FIN-C-19

COLUMBIA PROPERTIES VICKSBURG, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11—SUBSEQUENT EVENTS (Continued)

substantially all of the newly acquired subsidiaries of Tropicana Entertainment Inc., including the Company.

        Upon emergence, the Company will adopt "fresh-start reporting" as of March 8, 2010, and the Company's emergence from Chapter 11 will result in a new reporting entity. Under fresh-start reporting, all assets and liabilities will be recorded at their estimated fair values and the Company's accumulated deficit will be eliminated. In adopting fresh-start reporting, the Company is required to determine its enterprise value, which represents the fair value of the entity before considering its interest bearing debt. The December 31, 2009 financial statements do not give effect to any adjustments in the carrying value of assets or classification of liabilities that will be recorded upon implementation of fresh-start reporting.

FIN-C-20

Report of Independent Registered Public Accounting Firm

The Board of Directors
Tropicana Entertainment Inc., the successor of JMBS Casino, LLC

        We have audited the accompanying balance sheets of JMBS Casino, LLC (the "Company") as of December 31, 2009 and 2008, and the related statements of operations, changes in members' equity (deficit), and cash flows for each of the three years ended in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company was in bankruptcy and has incurred significant losses from operations during reorganization. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The December 31, 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In addition, as more fully described in Note 10, the Company's plan of reorganization became effective on March 8, 2010 and will require the Company to adopt fresh start reporting which may result in changes to the amounts of assets and liabilities as reported prior to the Company's emergence from bankruptcy.

/s/ Ernst & Young LLP
Las Vegas, Nevada March 31, 2010

FIN-D-1

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

BALANCE SHEETS

(in thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,844	$3,322
Accounts receivable, net	22	46
Due from affiliates, net	579	355
Prepaid expenses and other assets	231	338

Total current assets	4,676	4,061
Property and equipment, net	16,229	18,353
Goodwill	8,432	8,432
Intangible assets, net	20	20
Receivable from affiliate	10,976	8,051
Reserve related to receivable from affiliate	(5,451)	(5,451)
Other assets	87	86

Total assets	$34,969	$33,552

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities not subject to compromise:
Accounts payable	$450	$410
Due to affiliates	767	790
Accrued expenses and other current liabilities	1,277	1,450

Total current liabilities not subject to compromise	2,494	2,650
Liabilities subject to compromise	1,434	1,549
Liabilities subject to compromise—guarantee of affiliate debt	2,289,249	2,281,239

Total liabilities	2,293,177	2,285,438
Commitments and contingencies (Note 9)
Members' deficit	(2,258,208)	(2,251,886)

Total liabilities and members' deficit	$34,969	$33,552

The accompanying notes are an integral part of these financial statements.

FIN-D-2

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31,
	2009	2008	2007
Revenues:
Casino	$15,822	$21,802	$29,386
Room	326	368	430
Food and beverage	388	409	463
Other	192	287	332

Gross revenues	16,728	22,866	30,611
Less promotional allowances	(1,034)	(3,885)	(4,111)

Net revenues	15,694	18,981	26,500

Operating costs and expenses:
Casino	6,637	7,981	9,821
Room	210	230	320
Food and beverage	21	61	123
Other	—	157	18
Marketing, advertising and promotions	720	1,321	857
General and administrative	3,451	4,569	4,080
Maintenance and utilities	1,002	1,143	1,020
Depreciation and amortization	2,372	2,314	1,717
Loss on disposition of assets	—	358	117
Goodwill impairment	—	8,300	—
Reserve related to receivable from affiliate	—	1,528	5,244

Total operating costs and expenses	14,413	27,962	23,317

Operating income (loss)	1,281	(8,981)	3,183
Other (expense) income:
Loss related to guarantee of affiliate debt	(8,010)	(2,281,239)	—
Interest income	438	330	322

Total other (expense) income	(7,572)	(2,280,909)	322

(Loss) income before reorganization items	(6,291)	(2,289,890)	3,505
Reorganization items	(31)	(9)	—

Net (loss) income	$(6,322)	$(2,289,899)	$3,505

The accompanying notes are an integral part of these financial statements.

FIN-D-3

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)

(in thousands)

Balance, December 31, 2006	$35,557
Net income	3,505
Distributions to member	(1,049)

Balance, December 31, 2007	38,013
Net loss	(2,289,899)

Balance, December 31, 2008	(2,251,886)
Net loss	(6,322)

Balance, December 31, 2009	$(2,258,208)

The accompanying notes are an integral part of these financial statements.

FIN-D-4

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(6,322)	$(2,289,899)	$3,505
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,372	2,314	1,717
Reserve related to receivable from affiliate	—	1,321	5,000
Goodwill impairment	—	8,300	—
Loss from disposition of assets and cancelations	—	358	117
Loss related to guarantee of affiliate debt	8,010	2,281,239	—
Changes in operating assets and liabilities:
Accounts receivable, net	24	(10)	(11)
Prepaid expenses and other assets	106	241	203
Accounts payable, accrued expenses and other liabilities	(133)	(954)	543
Due (to) from affiliates	(672)	(866)	(71)

Net cash provided by operating activities before reorganization items	3,385	2,044	11,003
Liabilities subject to compromise	(115)	1,549	—

Net cash provided by operating activities	3,270	3,593	11,003

Cash flows from investing activities:
Additions of property and equipment	(248)	(1,295)	(6,572)
Proceeds from disposals of assets	—	155	852
Proceeds from sale of assets of discontinued operations	—	—	100

Net cash used in investing activities	(248)	(1,140)	(5,620)

Cash flows from financing activities:
Distributions to members	—	—	(1,049)
Receivable from affiliate	(2,500)	(2,500)	(5,000)

Net cash used in financing activities	(2,500)	(2,500)	(6,049)

Net increase (decrease) in cash and cash equivalents	522	(47)	(666)
Cash and cash equivalents, beginning of year	3,322	3,369	4,035

Cash and cash equivalents, end of year	$3,844	$3,322	$3,369

Supplemental cash flow disclosure:
Net cash paid for reorganization items	$31	$9	$—
Interest reserved on receivable from affiliate	—	207	244

The accompanying notes are an integral part of these financial statements.

FIN-D-5

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

        JMBS Casino, LLC (the "Company," "JMBS," "we," "our" or "us") was formed on January 23, 2002 for the purpose of acquiring a riverboat gaming operation in Greenville, Mississippi, operating as Bayou Caddy's Jubilee Casino ("Casino" or "Jubilee"). The Company also owns and operates the Greenville Inn and Suites, a hotel located less than one mile from Jubilee, and prior to the sale on April 10, 2007, the Company also owned the Key West Inn which was closed on May 1, 2004 (the "Hotels"). The Company is a co-guarantor under certain financing obligations of Tropicana Entertainment, LLC ("TE"), a company affiliated by common ownership (Notes 3 and 9).

        On May 5, 2008 (the "Petition Date"), the Company, TE, Tropicana Entertainment Holdings, LLC ("TEH"), Tropicana Entertainment Intermediate Holdings, LLC ("TEIH"), Columbia Properties Vicksburg, LLC ("CP Vicksburg"), CP Laughlin Realty, LLC ("Realty") and certain of TE's subsidiaries (collectively, the "Debtors"), filed voluntary petitions (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") (Case No. 08-10856). TE, TEH, TEIH, CP Vicksburg and Realty are affiliates of the Company and, accordingly, they are not included in the accompanying financial statements.

        The Debtor's plan of reorganization (the "Plan"), which was confirmed by the Bankruptcy Court on May 5, 2009, excluded Tropicana Las Vegas Hotel and Casino ("Tropicana LV"), given that Tropicana LV had a separate group of creditors, and that its capital structure, the claims arising thereunder, as well as the business operations warranted a separate plan of reorganization. Accordingly, a separate plan of reorganization for Tropicana LV (the "Tropicana LV Plan") was also confirmed by the Bankruptcy Court on May 5, 2009, and consummated on July 1, 2009. The remaining Debtors continued their operations as debtors-in-possession until March 8, 2010 (the "Effective Date").

        The Plan was consummated and became effective on March 8, 2010, which was once all conditions to effectiveness were satisfied, including approvals from gaming regulators (Notes 3 and 10).

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        The accompanying financial statements are prepared on a "going concern" basis, which assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business. Due to the Chapter 11 Cases, such realization of assets and payment of liabilities are subject to a significant number of uncertainties. Specifically, the financial statements do not include all of the necessary adjustments to present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount that will ultimately be paid to settle allowed liabilities and contingencies that may be allowed, or (c) the effect of changes that may be made in connection with the Company's capitalization or operations as a result of the Plan. As a result of the Chapter 11 Cases, the financial statements contained herein are subject to material uncertainties.

        For the period subsequent to the Petition Date, the accompanying financial statements have been prepared in accordance with accounting guidance related to financial reporting by entities in reorganization under the Bankruptcy Code. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the accompanying balance sheets and classified as liabilities

FIN-D-6

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

subject to compromise at the estimated amounts of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the accompanying statements of operations. Cash receipts and payments for reorganization items are disclosed separately in the accompanying statements of cash flows.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in our financial statements include the estimated useful lives for depreciable and amortizable asset, the estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the impairment of long-lived assets, goodwill and intangible assets, self-insured liability reserves, customer loyalty program reserves, contingencies and litigation, claims and assessments and liabilities subject to compromise which are reported at the amounts expected to be allowed under provisions of accounting guidance related to financial reporting by entities in reorganization under the Bankruptcy Code and accounting for loss contingencies. Actual results could differ from these estimates.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash, cash on hand in the casino cage, certificates of deposit, money market funds and other highly liquid investments with original maturities of three months or less.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalent accounts maintained in financial institutions. Bank accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 or with the Securities Investor Protection Corporation up to $500,000. Our money market accounts generally are not insured by the federal government. The Company does not expect that this risk will have a material effect on its financial condition, results of operations or cash flows.

  Accounts Receivable

        Accounts receivable consist primarily of casino, hotel and other receivables net of an allowance for doubtful accounts. Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their expected realization, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business

FIN-D-7

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

conditions. Recoveries of accounts previously written off are recorded when received. Allowance for doubtful accounts was $0 and $23,000 as of December 31, 2009 and 2008, respectively.

  Fair Value of Financial Instruments

        The carrying values of the Company's cash and cash equivalents, receivables and accounts payable approximate fair value because of the short-term maturities of these instruments. Fair value of liabilities subject to compromise is not practicable to estimate while the Company is in bankruptcy.

  Inventories

        Inventories consist primarily of food and beverage, retail merchandise and operating supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. At December 31, 2009 and 2008, the Company had inventory of $33,000 and $60,000, respectively, which is included in prepaid expenses and other assets on the accompanying balance sheets.

  Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets or, for capital leases and leasehold improvements, over the shorter of the asset's useful life or the term of the lease. Gains and losses on disposals of assets are recognized as incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred.

        We make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing property at its current level and are typically replacement items due to the normal wear and tear of our property and equipment as a result of use and age. Our depreciation expense is highly dependent on the assumptions we make about our assets' estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

  Long-Lived Assets

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with accounting guidance related to impairment or disposal of long-lived assets. For assets to be held for sale, we recognize the asset to be sold at the lower of carrying value or fair value less costs to sell. Fair value for assets held for sale is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For long-lived assets to be held and used, we review for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on estimated fair value compared to carrying value, with fair value typically based on a discounted cash flow model. No

FIN-D-8

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impairment charge was required under the accounting guidance for the years ended December 31, 2009, 2008 and 2007.

  Goodwill and Intangible Assets

        Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations. In accordance with accounting guidance related to goodwill and other intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets annually and in certain situations between those annual dates. We perform our annual impairment tests in the fourth quarter of each year. Our financial statements reflect all impairment charges required by accounting guidance related to goodwill and other intangible assets as of December 31, 2009 and 2008. For the year ended December 31, 2008, the Company recorded an impairment of goodwill of $8.3 million (Note 5).

        Goodwill is tested for impairment using a discounted cash flow model based on the estimated future results of the Company discounted using the Company's weighted-average cost of capital and market indicators of terminal year capitalization rates. The implied fair value of goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the assets and liabilities and the amount remaining, if any, is implied fair value of goodwill. If the implied fair value of the goodwill is less than its carrying value, then it is written down to its implied fair value.

        Indefinite-lived intangible assets are tested for impairment using a discounted cash flow approach and are not amortized. Intangible assets with a definite life are amortized over their useful life which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.

        Inherent in the reviews of the carrying amounts of goodwill and intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If the Company's ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future accounting periods. The Company's estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the Company. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting operations.

  Self Insurance Reserves

        The Company is self-insured up to certain stop loss amounts for employee health coverage, workers' compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not reported as provided by a third party. In estimating these accruals, the Company considers historical loss experience and makes judgments about the expected levels of costs per claim. The Company believes that the estimates of future liabilities are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimates for these liabilities. The Company continually monitors changes in claim type and incident

FIN-D-9

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and evaluates the insurance accrual making necessary adjustments based on the evaluation of these qualitative data points. At December 31, 2009 and 2008, the Company had total self-insurance accruals reflected in its balance sheets, including amounts classified as liabilities subject to compromise, of $621,000 and $607,000, respectively.

  Customer Loyalty Program

        The Company provides a customer loyalty program at its Casino, which allows customers to redeem points earned from their gaming activity for cash, food, beverage, rooms or merchandise. Under the program, customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the program. The Company records a liability for the estimated cost of the outstanding points under the program that it believes will ultimately be redeemed. The estimated cost of the outstanding points under the program is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, the Company accrues this cost, after consideration of estimated redemption rates, as they are earned which is included in promotional allowance. For points that may only be redeemed for goods or services but cannot be redeemed for cash, the Company estimates the cost and accrues for this expense as the points are earned from gaming play which is recorded as casino operating costs and expenses. At December 31, 2009 and 2008, $144,000 and $162,000, respectively, was accrued for the costs of anticipated redemption.

  Revenue Recognition and Promotional Allowances

        Casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses. Room, food and beverage and other revenues are recognized at the time the goods or services are provided. The majority of our casino revenue is counted in the form of cash and chips and therefore is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The estimated departmental costs and expenses of providing these promotional allowances are included in casino costs and expenses and consist of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Room	$62	$53	$46
Food and beverage	476	441	482

Total	$538	$494	$528

        Promotional allowances also include incentives such as cash, goods and services including complimentary rooms and food and beverage, earned in our customer loyalty program. The Company rewards customers, through the use of the loyalty program, with points based on amounts wagered or won that can be redeemed for a specified period of time. The Company records the estimated retail value of these goods and services as revenue and then deducts them as promotional allowances.

FIN-D-10

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Gaming Taxes

        The Company is subject to taxes based on gross gaming revenues in the jurisdiction in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on gaming revenues and included in casino operating costs and expenses on the Company's statements of operations. Gaming taxes totaled $1.9 million, $2.6 million and $3.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

  Advertising

        The Company expenses advertising costs as incurred or the first time the advertising takes place. Advertising expense, which is generally included in marketing, advertising and promotions on the accompanying statements of operations, was $206,000, $542,000 and $291,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

  Benefit Plan

        Beginning in 2008, the Company offered a defined contribution 401(k) plan, which covers substantially all employees who reach certain age and length of service requirements and allows for an employer contribution up to 50% of the first 3% of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Such deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contributions were $3,800 and $4,000 for the years ended December 31, 2009 and 2008, respectively. The Company has elected to suspend the employer contribution effective May 1, 2009. The Company does not sponsor a defined benefit plan.

  Income Taxes

        The Company is a pass-through entity for federal and state income tax purposes. As a pass-through entity, the tax attributes of the Company will pass through to its members, who owe any related income taxes. As a result, no provision for income taxes has been recorded in the accompanying financial statements.

        On January 1, 2009, the Company adopted accounting guidance with respect to how uncertain tax positions should be accounted for and disclosed in the financial statements. The guidance requires the assessment of tax positions taken or expected to be taken in the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Company is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and state. Open tax years are those that are open for exam by taxing authorities. The company has no examinations in progress and none are scheduled. At December 31, 2009, the Company has reviewed all open tax years and concluded the adoption of the new guidance resulted in no impact to the Company's financial position or results of operations. There is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken.

FIN-D-11

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recently Issued Accounting Standards

        In June 2009, new accounting guidance was issued amending the accounting guidance related to consolidation of variable interest entities. The objective of the accounting guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This new guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early application is prohibited. The Company is currently evaluating the impact on its financial statements the adoption of this new guidance will have.

        A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

  Reclassifications

        Certain items in the prior period financial statements were reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income (loss).

  Fresh Start Reporting

        Upon consummation of the Plan, the accounting for the assets and liabilities reported in the Company's subsequent financial statements may materially change. As of the Effective Date, the Company anticipates that its successor, Tropicana Entertainment Inc., will be required to adopt the "fresh start" provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively, as of such Effective Date. Certain of these values may differ materially from the values recorded on the accompanying balance sheet as of December 31, 2009. Additionally, the successor's results of operations after the application of fresh start reporting will not be comparable to our results of operations for previous periods. Tropicana Entertainment Inc. may also make changes in accounting practices and policies as of or after the Plan's Effective Date. For all of these reasons, our successor, Tropicana Entertainment Inc.'s consolidated financial statements for periods subsequent to the Effective Date of the Plan will not be comparable with our prior periods.

NOTE 3—VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

  Bankruptcy Proceedings

        On May 5, 2008, as discussed in Note 1, the Company and certain affiliated entities filed voluntary petitions in Bankruptcy Court seeking reorganization relief under the provisions of the Bankruptcy Code. In connection with the Chapter 11 Cases, the Company and its affiliates severed any involvement with Columbia Sussex Corporation ("CSC"), a company under common ownership, that would result in influence or control over the affairs of the Company. Prior to the Effective Date, the Company operated its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing

FIN-D-12

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3—VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

business, but was not permitted to engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, during reorganization, certain claims, including most litigation, against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continued business operations as a debtor-in-possession until the Effective Date. Those claims are reflected as "liabilities subject to compromise" in the accompanying balance sheets. Additional claims (liabilities subject to compromise) may arise during reorganization resulting from rejection of executor contracts, including leases and for the determination by the Bankruptcy Court (or agreed by the parties in interest) of allowed claims for contingencies and other disputed amounts.

        In December 2006, TE issued $960 million of 9 5/8% Senior Subordinated Notes (the "Notes") and in January 2007, entered into a Senior Credit Facility (the "Credit Facility") comprised of a $1.53 billion senior secured term loan and a $90 million senior secured revolving credit facility, all of which are guaranteed jointly and severally by the Affiliate Guarantors, as defined herein and in the Notes and Credit Facility.

        As an Affiliate Guarantor under the Notes and Credit Facility, JMBS is subject to restrictive covenants imposing significant operating and financial restrictions on JMBS's ability to incur or guarantee additional debt, pay dividends, create or incur liens, make loans or investments and engage in extraordinary transactions or transactions with affiliates.

        The Company was in bankruptcy and has incurred significant losses from operations during reorganization. These conditions, among other factors, raise substantial doubt about the Company's ability to continue as a going concern.

  Plan of Reorganization (Note 10)

        The Plan was confirmed by the Bankruptcy Court on May 5, 2009. The Plan was consummated and became effective on March 8, 2010, on which date all conditions to effectiveness were satisfied, including approvals from gaming regulators. See Note 10.

        Pursuant to the Tropicana LV Plan, on July 1, 2009, the assets related to Tropicana LV were transferred to an unrelated company, owned by the lenders under the $440 million senior secured term loan. A litigation trust (the "Litigation Trust") was also created, to which TE contributed certain claims against its former owners. Beneficial interests in the Litigation Trust were held by TE and by certain of the former creditors of Tropicana LV and, on the Effective Date, TE no longer has an interest in the Litigation Trust.

        Pursuant to the Plan, on the Effective Date a series of restructuring transactions were consummated through which Tropicana Entertainment Inc., a newly organized company, acquired from the Debtors certain subsidiaries of TE, as well as the equity of the Company, Realty and CP Vicksburg (collectively, the "Affiliate Guarantors") and the assets of certain other Debtors, in exchange for (a) the issuance of shares of Tropicana Entertainment Inc. common stock, and warrants to purchase additional shares of Tropicana Entertainment Inc. common stock, and (b) the assumption of certain liabilities of TE, its subsidiaries subject to the restructuring transactions and the Affiliate Guarantors incurred after the Petition Date to the extent not paid on or prior to the Effective Date other than income tax liabilities.

FIN-D-13

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3—VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

        On the Effective Date, lenders under the Credit Facility were issued Tropicana Entertainment Inc. common stock and beneficial interests in the Litigation Trust, while holders of the Notes and holders of general unsecured claims received warrants to purchase Tropicana Entertainment Inc. common stock and beneficial interests in the Litigation Trust, in exchange for all their claims against TE and the Company.

  Liabilities Subject to Compromise

        Liabilities subject to compromise are certain of the Company's liabilities incurred prior to the Petition Date of the Chapter 11 Cases. In accordance with accounting guidance for financial reporting entities in reorganization under the bankruptcy code, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the Chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan or other events.

        In some individual instances and in total, claims filed by the creditors are in excess of the amounts recorded by the Company. The Company has recorded an estimate of allowed claims based on the reconciliation work that has been performed. However, given the size and complexity of the Chapter 11 Cases, there is some uncertainty as to the ultimate liability that will be negotiated with creditors for these pre-petition claims, and, the final liability upon completion of the negotiation with claimants at a future date may be significantly higher or lower than management's current estimate. The Company intends to contest claims to the extent that they exceed the amounts the Company believes are due. Payment terms for liabilities subject to compromise were established as part of the Plan.

        Liabilities subject to compromise include (in thousands):

	December 31,
	2009	2008
Accounts payable	$752	$754
Accrued expenses and other liabilities	382	495
Due to affiliates	300	300

Total liabilities subject to compromise	$1,434	$1,549

  Loss Related to Guarantee of Affiliate Debt

        The denial of TE's gaming license for the Tropicana Casino and Resort—Atlantic City ("Tropicana AC") by the New Jersey Casino Control Commission in December 2007 caused an immediate default under the Credit Facility and the subsequent transfer of assets of the Tropicana AC to a Trustee caused a default under the Notes of which JMBS is an Affiliate Guarantor. As a result of the Chapter 11 Cases, the Company recorded a loss during the years ended December 31, 2009 and 2008 of $8.0 million and $2.3 billion, respectively, which is included in the accompanying statements of operations related to the guarantee of the Notes and Credit Facility with a corresponding liability which is included in liabilities subject to compromise on the accompanying balance sheets.

FIN-D-14

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3—VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

  Reorganization Items

        Reorganization items represent amounts incurred since the Petition Date as a direct result of the Chapter 11 Cases, and were comprised of financial, legal, real estate and valuation services, among other things, that are directly associated with the reorganization process. Reorganization items for the years ended December 31, 2009 and 2008 were $31,000 and $9,000, respectively.

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

		December 31,
	Estimated Life (years)
		2009	2008
Land	—	$440	$440
Barge	20	15,772	15,764
Buildings and improvements	5 - 25	2,965	2,987
Furniture, fixtures and equipment	3 - 10	7,843	7,590

		27,020	26,781
Accumulated depreciation and amortization		(10,791)	(8,428)

Property and equipment, net		$16,229	$18,353

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

        In connection with the acquisition of the Casino and the Hotels, the Company acquired $3.0 million of identified intangible assets including a five-year non-compete agreement, and recorded $16.7 million of goodwill. The estimates of fair value used in the purchase price allocation were determined by the Company's management. As of December 31, 2009 and 2008, the Company had $8.4 million related to goodwill.

        Intangible assets consist of the following (in thousands):

		December 31,
	Estimated Life (years)
		2009	2008
Non-compete agreement	5	$3,000	$3,000
Trademark and other	Indefinite	20	20

Total intangible assets		3,020	3,020
Less accumulated amortization:
Non-compete agreement		(3,000)	(3,000)

Total accumulated amortization		(3,000)	(3,000)

Intangible assets, net		$20	$20

        Amortization was computed on a straight-line basis for definite lived intangibles. Amortization expense was $100,000 in the year ended December 31, 2007. As the amortizable intangible assets were

FIN-D-15

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

fully amortized as of December 31, 2007, no amortization expense was recognized in the years ended December 31, 2009 and 2008.

        Goodwill primarily represents the excess of total acquisition costs over the fair value of net assets acquired in the acquisition of the Casino and the Hotels by the Company. In conjunction with the Company's annual review of impairment during the fourth quarter of 2008, the Company determined that an impairment of goodwill of $8.3 million existed. The impairment is the result of the recession and increased competition in the Mississippi market, which has resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to current market conditions and higher discount rates resulting from uncertainty in the credit markets.

        The following table reflects the change in the carrying value of goodwill (in thousands):

	December 31,
	2009	2008
Goodwill, at the beginning of the year	$8,432	$16,732
Impairment charge	—	(8,300)

Goodwill, at the end of the year	$8,432	$8,432

NOTE 6—AFFILIATE TRANSACTIONS

        Until April 30, 2009, CSC, a company under common ownership, provided various administrative and accounting services to the Company under an administrative services agreement. Effective April 30, 2009, the Company terminated the administrative services agreement with CSC in anticipation of the Plan as discussed in Note 3. In addition, Tropicana Casino Resort, Inc. ("TCR"), a company under common ownership, provided various support services through September 2008 which were charged to the Company. Expenses related to these services totaled $42,000, $530,000 and $125,000 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company owed $581,000 and $599,000, respectively, related to these services.

        The Company shares the cost of operating shuttle buses owned by Greenville Riverboat, LLC ("GR"), a subsidiary of TE which owns and operates Lighthouse Point Casino. The shuttle buses service both casinos and various food and beverage establishments in downtown Greenville. The Company's share of these costs, exclusive of the cost of the buses, was $90,000, $99,000 and $72,000 for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, the Company had a receivable from GR for the shared services of $578,000 and $354,000, respectively. The Company also occasionally buys and sells slot machines and other equipment at net book value from various affiliates.

        In November and June 2009, the Company loaned $1.0 million and $1.5 million, respectively, to TE at a rate of 12.0% per annum which matures on January 1, 2015. In September 2008, the Company loaned $2.5 million to TE at a rate of 12.0% per annum which matures on January 1, 2015. No interest or principal payments are required to be made under the terms of the loans until maturity.

        In 2007, the Company loaned $5.0 million to TE at a rate of 12.0% per annum which matures on January 1, 2015. No interest or principal payments are required to be made under the loans until they mature. Due to the bankruptcy filing of TE in May 2008, the ability to collect under this loan is

FIN-D-16

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 6—AFFILIATE TRANSACTIONS (Continued)

unlikely; as such, the associated principal and accrued interest has been fully reserved since December 31, 2007.

        In addition, the Company incurred receivables related to activity with various affiliates which have since become Debtors. As a result, the ability to collect these receivable amounts is unlikely resulting in a reserve of $1.3 million since December 31, 2008.

NOTE 7—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities (excluding liabilities subject to compromise) consist of the following (in thousands):

	December 31,
	2009	2008
Accrued payroll and employee benefits	$301	$447
Insurance reserves	148	85
Gaming related accruals	277	392
Accrued taxes	551	526

Total accrued expenses and other current liabilities	$1,277	$1,450

NOTE 8—LEASE COMMITMENTS

        The Company leases land, buildings and equipment used in its operations. Leases on land include rights for land used in connection with the Company's riverboat gaming operation for docking and berthing, terminating in August 2010. Future minimum rental payments required under nonrejected operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009 are as follows (in thousands):

Years ending December 31,
2010	$331
2011	70
2012	70
2013	70
2014	70
Thereafter	11

Total	$622

        Rent expense totaled $0.6 million, $0.8 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Under the Bankruptcy Code, the Debtors generally may assume or reject prepetition executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. In this context, "assumption" means that the Debtors agree to perform obligations and cure all existing defaults under the executory contract or unexpired lease, and "rejection" means that the Debtors are relieved from obligations to perform further under the executory contract or unexpired

FIN-D-17

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8—LEASE COMMITMENTS (Continued)

lease that is rejected. Rejection of an executory contract or lease is treated as a breach immediately prior to the Petition Date and may give rise to a prepetition claim for amounts due and owing as of the Petition Date and for damages from the breach of the agreement, subject to certain limitations. Any claim for damages that results from the rejection of an executory contract or unexpired lease is subject to compromise as part of a plan of reorganization, to the extent that such claim is unsecured. The Bankruptcy Code includes certain deadlines by which debtors must assume or reject unexpired leases of nonresidential real property. The Company generally has until the end of their Chapter 11 Cases to assume or reject all other executory contracts and unexpired leases, unless the Bankruptcy Court orders an earlier deadline.

        The Company has reviewed all of its executory contracts and unexpired leases to determine which, if any, executory contracts and unexpired leases they would seek to reject as part of their Chapter 11 Cases. The Company rejected a lease agreement with the City of Greenville, Mississippi, for moorage, docking and berthing rights related to land used in connection with its riverboat gaming operation. The term of the lease agreement was from September 2010 to August 2040 and called for annual payments of $750,000. As a result, the Company currently does not have an agreement for the moorage, docking and berthing rights after August 2010. The Company is currently evaluating its options related to its operations.

NOTE 9—COMMITMENTS AND CONTINGENCIES

  Legal Matters

        The Company is subject to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance, or if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

        On March 31, 2009, TCR and CSC filed separate motions with the Bankruptcy Court related to administrative expense claims in which the Company was a party. The total claim filed by TCR and CSC is in excess of the amounts recorded by the Company. The Company intends to contest claims to the extent that they exceed the amounts the Company believes are due.

  Contingencies

        In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement such as a lease agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement. There are no explicit limitations on the maximum potential amount of future payments that the Company could be required to make under some of these guarantees. The Company is unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not predictable. The Company maintains insurance coverage that mitigates some potential payments to be made.

FIN-D-18

JMBS CASINO, LLC
(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

        The Company is a co-guarantor under certain long-term debt obligations of TE. In May 2008, TE entered into a $67 million Senior Secured Superpriority Debtor in Possession Credit Agreement (the "DIP Credit Facility"), which was increased to $80 million in October 2008. The DIP Credit Facility is a delayed draw term loan, maturing on the earlier of March 31, 2010 or the Effective Date of the Plan. The Company, as well as CP Vicksburg and Realty, are affiliate guarantors of the DIP Credit Facility.

NOTE 10—SUBSEQUENT EVENTS

        The Company evaluated all activity through the date the financial statements were issued, and concluded that no other material subsequent events would require recognition in the financial statements or disclosure in the notes to the financial statements other than discussed below.

  Emergence from Bankruptcy

        The Plan was consummated and became effective on March 8, 2010, at which time the Company became a subsidiary of Tropicana Entertainment Inc. In addition, Tropicana Entertainment Inc. funded the credit agreement dated as of December 29, 2009 (the "Exit Facility"). The proceeds of the Exit Facility were used to repay certain indebtedness of TE, to pay Bankruptcy Court approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. The Exit Facility is guaranteed by substantially all of the newly acquired subsidiaries of Tropicana Entertainment Inc., including the Company.

        Upon emergence, the Company will adopt "fresh-start reporting" as of March 8, 2010, and the Company's emergence from Chapter 11 will result in a new reporting entity. Under fresh-start reporting, all assets and liabilities will be recorded at their estimated fair values and the Company's accumulated deficit will be eliminated. In adopting fresh-start reporting, the Company is required to determine its enterprise value, which represents the fair value of the entity before considering its interest bearing debt. The December 31, 2009 financial statements do not give effect to any adjustments in the carrying value of assets or classification of liabilities that will be recorded upon implementation of fresh-start reporting.

FIN-D-19