Form 10-Q
period 2010-03-31
Tropicana Entertainment Inc.
filed 2010-05-17
CIK 1476246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2010

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

Registrant’s telephone number, including area code: 702-589-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

As of April 30, 2010, there were 26,012,769 shares outstanding of the registrant’s common stock.

PART I

ITEM 1.  FINANCIAL STATEMENTS

TROPICANA ENTERTAINMENT INC.

CONDENSED BALANCE SHEETS

(amounts in thousands)

	Successor	Predecessors
	Tropicana Entertainment Inc. March 31, 2010	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
	(unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$157,828	$50,904	$2,372	$3,844
Restricted cash	18,876	2,772	—	—
Receivables, net	33,702	14,514	31	22
Due from affiliates	—	4,790	139	579
Inventories	3,708	1,749	—	—
Prepaid expenses and other assets	16,047	9,017	244	231
Total current assets	230,161	83,746	2,786	4,676
Property and equipment, net	457,825	423,650	10,558	16,229
Beneficial interest in Trust	—	200,000	—	—
Goodwill	30,386	16,802	590	8,432
Intangible assets, net	90,161	73,888	320	20
Investments	31,229	—	—	—
Receivable from affiliate	—	—	9,798	10,976
Reserve related to receivable from affiliate	—	—	(7,478)	(5,451)
Other assets, net	24,870	20,126	157	87
Total assets	$864,632	$818,212	$16,731	$34,969

LIABILITIES AND SHAREHOLDERS’ EQUITY/MEMBERS’ DEFICIT
Current liabilities not subject to compromise:
Current portion of debt	$1,663	$65,669	$—	$—
Accounts payable	59,058	24,639	577	450
Due to affiliates	—	2,897	2,601	767
Accrued expenses and other current liabilities	63,540	30,175	2,145	1,277
Notes payable to affiliate guarantors	—	7,000	—	—
Total current liabilities not subject to compromise	124,261	130,380	5,323	2,494
Long-term debt	100,922	—	—	—
Other long-term liabilities	1,912	31,891	1,950	—
Deferred tax liabilities	63,935	29,980	—	—
Total liabilities not subject to compromise	291,030	192,251	7,273	2,494
Liabilities subject to compromise	—	2,449,900	3,455	1,434
Liabilities subject to compromise - guarantee of affiliate debt	—	—	2,289,249	2,289,249
Total liabilities	291,030	2,642,151	2,299,977	2,293,177
Commitments and contingencies
Shareholders’ equity/Members’ deficit:
Predecessors members’ deficit	—	(1,842,035)	(2,283,246)	(2,258,208)
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 25,966,307 shares issued and outstanding at March 31, 2010	259	—	—	—
Additional paid-in capital	523,781	—	—	—
Retained earnings	48,271	—	—	—
Tropicana Entertainment Inc. shareholders’ equity	572,311	—	—	—
Noncontrolling interest	1,291	18,096	—	—
Total shareholders’ equity/members’ deficit	573,602	(1,823,939)	(2,283,246)	(2,258,208)
Total liabilities and shareholders’ equity/members’ deficit	$864,632	$818,212	$16,731	$34,969

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Successor	Predecessors
	Tropicana
	Entertainment	Tropicana	Columbia		Tropicana	Columbia
	Inc.	Entertainment	Properties	JMBS	Entertainment	Properties	JMBS
	Period from	Holdings,	Vicksburg,	Casino,	Holdings,	Vicksburg,	Casino,
	March 8, 2010	LLC	LLC	LLC	LLC	LLC	LLC
	through	Period from January 1, 2010 through			Three Months ended
	March 31, 2010	March 7, 2010			March 31, 2009
Revenues:
Casino	$40,137	$55,416	$1,189	$3,498	$86,038	$3,910	$5,325
Room	7,025	7,101	86	45	11,127	256	67
Food and beverage	6,242	9,306	75	78	16,475	392	111
Other	1,774	1,559	16	30	2,673	79	59
Gross revenues	55,178	73,382	1,366	3,651	116,313	4,637	5,562
Less promotional allowances	(10,263)	(8,863)	(95)	(99)	(17,230)	(276)	(661)
Net revenues	44,915	64,519	1,271	3,552	99,083	4,361	4,901

Operating costs and expenses:
Casino	18,301	22,559	622	1,087	36,171	1,937	1,788
Room	1,820	2,819	62	24	4,827	293	59
Food and beverage	2,614	5,373	81	13	10,039	200	5
Other	642	1,081	7	—	1,482	16	—
Marketing, advertising and promotions	4,265	2,199	78	72	3,410	253	249
General and administrative	7,110	14,327	673	764	21,025	1,258	1,057
Maintenance and utilities	5,458	5,628	248	227	6,478	379	364
Depreciation and amortization	3,057	6,112	374	432	9,954	620	588
Total operating costs and expenses	43,267	60,098	2,145	2,619	93,386	4,956	4,110
Operating income (loss)	1,648	4,421	(874)	933	5,697	(595)	791
Other income (expense):
Interest expense	(2,150)	(2,005)	—	(2)	(3,469)	(5)	—
Interest income	46	11	40	103	—	59	76
Gain on bargain purchase	48,579	—	—	—	—	—	—
Loss related to guarantee of affiliate debt	—	—	—	—	—	(7,510)	(7,510)
Total other income (expense)	46,475	(1,994)	40	101	(3,469)	(7,456)	(7,434)
Income (loss) from continuing operations before reorganization items and income taxes	48,123	2,427	(834)	1,034	2,228	(8,051)	(6,643)
Reorganization items, net	—	2,093,098	2,286,748	2,266,609	(11,278)	(10)	(11)
Income (loss) from continuing operations before income taxes	48,123	2,095,525	2,285,914	2,267,643	(9,050)	(8,061)	(6,654)
Income tax benefit (expense)	151	26,654	—	—	(1,694)	—	—
Income (loss) from continuing operations, including noncontrolling interest	48,274	2,122,179	2,285,914	2,267,643	(10,744)	(8,061)	(6,654)
Loss from discontinued operations, net	—	—	—	—	(7,667)	—	—
Net income (loss), including noncontrolling interest	48,274	2,122,179	2,285,914	2,267,643	(18,411)	(8,061)	(6,654)
Less net (income) loss attributable to noncontrolling interests	(3)	845	—	—	(1,119)	—	—
Net income (loss)	$48,271	$2,123,024	$2,285,914	$2,267,643	$(19,530)	$(8,061)	$(6,654)

Earnings per common share:
Basic	$1.89
Diluted	$1.83
Weighted-average shares outstanding:
Basic	25,483
Diluted	26,313

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/MEMBERS’ EQUITY (DEFICIT)

(amounts in thousands)

							Predecessors
										Columbia
							Tropicana			Properties	JMBS
	Successor						Entertainment			Vicksburg,	Casino,
	Tropicana Entertainment Inc.						Holdings, LLC		Total	LLC	LLC
		Additional				Total	Members’		Members’	Members’	Members’
	Common	Paid-in	Retained	Shareholders’	Noncontrolling	Shareholders’	Equity	Noncontrolling	Equity	Equity	Equity
	Stock	Capital	Earnings	Equity	Interest	Equity	(Deficit)	Interest	(Deficit)	(Deficit)	(Deficit)
Balances, January 1, 2010 (Predecessors)	$—	$—	$—	$—	$—	$—	$(1,842,035)	$18,096	$(1,823,939)	$(2,283,246)	$(2,258,208)
Net income (loss)	—	—	—	—	—	—	2,123,024	(845)	2,122,179	2,285,914	2,267,643
Balances, March 7, 2010 (Predecessors) (unaudited)	—	—	—	—	—	—	280,989	17,251	298,240	2,668	9,435
Elimination of Predecessors equity	—	—	—	—	—	—	(280,989)	(17,251)	(298,240)	(2,668)	(9,435)
Issuance of 12,098,053 shares of common stock and 3,750,000 Ordinary Warrants upon emergence from Chapter 11	121	304,446	—	304,567	1,288	305,855	—	—	—	—	—
Issuance of 1,312,500 Penny Warrants in connection with Exit Facility	—	19,464	—	19,464	—	19,464	—	—	—	—	—
Balances, March 7, 2010 (Successor) (unaudited)	121	323,910	—	324,031	1,288	325,319	—	—	—	—	—
Issuance of 12,901,947 shares of common stock in connection with Tropicana AC acquisition	129	199,871	—	200,000	—	200,000	—	—	—	—	—
Issuance of 966,307 shares of common stock for Penny Warrants exercised	9	—	—	9	—	9	—	—	—	—	—
Net income	—	—	48,271	48,271	3	48,274	—	—	—	—	—
Balances, March 31, 2010 (Successor) (unadudited)	$259	$523,781	$48,271	$572,311	$1,291	$573,602	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Successor	Predecessors
	Tropicana
	Entertainment	Tropicana	Columbia		Tropicana	Columbia
	Inc.	Entertainment	Properties	JMBS	Entertainment	Properties	JMBS
	Period from	Holdings,	Vicksburg,	Casino,	Holdings,	Vicksburg,	Casino,
	March 8, 2010	LLC	LLC	LLC	LLC	LLC	LLC
	through	Period from January 1, 2010 through			Three Months ended
	March 31, 2010	March 7, 2010			March 31, 2009
Cash flows from operating activities:
Net income (loss), including noncontrolling interest	$48,274	$2,122,179	$2,285,914	$2,267,643	$(18,411)	$(8,061)	$(6,654)
Adjustments to reconcile net income (loss), including noncontrolling interest, to net cash provided by (used in) operating activities
Gain on bargain purchase	(48,579)	—	—	—	—	—	—
Non-cash reorganization items and fresh start reporting adjustments	—	(2,098,064)	(2,286,754)	(2,266,614)	—	—	—
Depreciation and amortization (including discontinued operations)	3,057	6,112	374	432	12,030	620	588
Amortization of debt discount and debt issuance costs	837	137	—	—	1,013	—	—
Deferred income tax	—	(30,838)	—	—	350	—	—
Loss related to guarantee of affiliate debt	—	—	—	—	—	7,510	7,510
Changes in current assets and current liabilities:
Receivables, net	(2,105)	2,942	8	(79)	2,046	54	(2)
Inventories, prepaids and other assets	(1,320)	1,698	34	47	2,469	85	(136)
Accrued interest	(1)	(239)	—	—	(9,719)	—	—
Accounts payable, accrued expenses and other liabilities	4,492	(1,994)	(479)	(432)	(5,591)	(590)	(169)
Due from affiliates	—	(672)	934	3	119	(267)	(11)
Other	(308)	662	(25)	—	(4,737)	(60)	—
Net cash provided by (used in) operating activities	4,347	1,923	6	1,000	(20,431)	(709)	1,126
Cash flows from investing activities:
Additions of property and equipment	(349)	(1,057)	—	(11)	(2,223)	(44)	(7)
Other	155	—	3	—	—	—	—
Net cash (used in) provided by investing activities	(194)	(1,057)	3	(11)	(2,223)	(44)	(7)
Cash flows from financing activities:
Proceeds from issuance of debt	—	120,900	—	—	7,510	—	—
Repayments of debt	(46)	(65,311)	—	—	(899)	—	—
Restricted cash	—	(16,075)	—	—	2,977	—	—
Payment of financing costs	—	(1,500)	—	—	(750)	—	—
Proceeds from exercise of Penny Warrants	9	—	—	—	—	—	—
Net cash (used in) provided by financing activities	(37)	38,014	—	—	8,838	—	—
Net increase (decrease) in cash and cash equivalents	4,116	38,880	9	989	(13,816)	(753)	1,119
Increase in cash and cash equivalents related to Tropicana AC acquisition	56,714	—	—	—	—	—	—
Decrease in cash and cash equivalents related to assets held for sale	—	—	—	—	3,520	—	—
Cash and cash equivalents, beginning of period	96,998	50,904	2,372	3,844	76,869	4,303	3,322
Cash and cash equivalents, end of period	$157,828	$89,784	$2,381	$4,833	$66,573	$3,550	$4,441

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$1,313	$1,964	$—	$5	$15,600	$5	$—
Cash paid for reorganization items	—	4,465	6	7	12,434	—	—
Cash received related to reorganization items	—	1	—	—	103	—	—
Cash paid for income taxes	—	—	—	—	—	—	—
Supplemental disclosure of non-cash items:
Common stock and Ordinary Warrants issued in exchange for discharge of liabilities subject to compromise	—	305,855	—	—	—	—	—
Common stock issued in connection with acquisition of Tropicana AC	200,000	—	—	—	—	—	—

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BACKGROUND

Organization

Tropicana Entertainment Inc. (“TEI”) is a Delaware corporation that was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC (“TEH”), and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Company also acquired Columbia Properties Vicksburg, LLC (“CP Vicksburg”), JMBS Casino, LLC (“JMBS Casino”) and CP Laughlin Realty (“Realty”, collectively with CP Vicksburg and JMBS Casino, the “Affiliate Guarantors”), all of whom were part of the same plan of reorganization (the “Plan”) as TEH (collectively, the “Predecessors”). Except where the context suggests otherwise, the terms “we,” “us,” “our,” and “the Company” refer to TEI and its subsidiaries.

In addition, the Company acquired certain assets of Adamar of New Jersey, Inc. (“Adamar”), an unconsolidated subsidiary of TEH, pursuant to an amended and restated asset purchase agreement, including the Tropicana Casino and Resort, Atlantic City (“Tropicana AC”).  The results of operations of Tropicana AC are not presented for the Predecessor Period (as defined below). The results of operations of Tropicana AC are included in the Successor Period (as defined below).

The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the “Restructuring Transactions”) were consummated and became effective on March 8, 2010 (the “Effective Date”), at which time, the Company acquired Adamar and several of the Predecessors’ gaming properties and related assets. Prior to March 8, 2010, the Company conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.

The Company views each property as an operating segment which we aggregate by region in order to present our four reportable segments: (i) East, (ii) Central, (iii) West and (iv) South. The operations of the Company after March 8, 2010, by region include the following:

•                  East - Tropicana AC located in Atlantic City, New Jersey;

•                  Central - Casino Aztar Evansville (“Casino Aztar”) located in Evansville, Indiana;

•                  West - Tropicana Express Hotel and Casino (“Tropicana Express”) located in Laughlin, Nevada; River Palms Hotel and Casino (“River Palms”) located in Laughlin, Nevada; and MontBleu Casino Resort & Spa (“MontBleu”) located in Lake Tahoe, Nevada; and

•                  South - Belle of Baton Rouge (“Belle of Baton Rouge”) located in Baton Rouge, Louisiana; Bayou Caddy’s Jubilee Casino (“Jubilee”) located in Greenville, Mississippi; Lighthouse Point Casino (“Lighthouse Point”) located in Greenville, Mississippi, in which we have a 79% ownership interest and an 83.9375% economic interest in Greenville Riverboat, LLC (“Greenville Riverboat”), which owns and operates Lighthouse Point; and Horizon Vicksburg Casino (“Horizon Vicksburg”) located in Vicksburg, Mississippi.

Background

The following details the events leading up to the acquisition of the Predecessors and Tropicana AC by the Company.

In December 2006, TEH issued $960 million of 9 5/8% Senior Subordinated Notes (the “Notes”) and in January 2007, entered into a Senior Credit Facility (the “Credit Facility”) comprised of a $1.53 billion senior secured term loan and a $90 million senior secured revolving credit facility.  The Notes and Credit Facility were guaranteed by certain of TEH’s subsidiaries as well as by the Affiliate Guarantors.

On December 12, 2007, the New Jersey Casino Control Commission (the “NJ Commission”) denied TEH a permanent license to operate Tropicana AC (the “New Jersey License Denial”) and declared operative the interim casino authorization trust (the “ICA Trust”).  A trustee (“Trustee”) was assigned under the ICA Trust to assume management responsibility of Tropicana AC until it could be sold to a third party which was in the control of the Trustee.  Under New Jersey law, TEH was entitled to the lower of the value of the property as of the date the ICA Trust became operative or its original cost to acquire Tropicana AC upon the eventual sale of the property.  As a result of the New Jersey License Denial and the actions taken by the NJ Commission, TEH determined that Tropicana AC should not be consolidated subsequent to December 12, 2007.  This determination was based on the provisions in accordance with accounting guidance for consolidation of all majority owned subsidiaries, whereby the government imposed restrictions on TEH’s continued management and control of Tropicana AC that were so severe that they cast significant doubt on TEH’s ability to control the subsidiary.  Consequently, TEH accounted for its beneficial interest in the ICA Trust under the cost method which was then adjusted to fair value in accordance with accounting guidance for investments in debt and equity securities.

The New Jersey License Denial caused an immediate default under the Credit Facility and the subsequent transfer of assets of Tropicana AC to a Trustee caused a default under the Notes.  In addition, TEH’s operating results were under significant financial pressure given the depressed state of the gaming industry which was exacerbated by TEH’s subsequent loss of control and cash flows from Tropicana AC.  These events ultimately culminated in the Predecessors filing voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”) in order to preserve their assets and the value of the estates on May 5, 2008 (the “Petition Date”).  Adamar was not a party to the Predecessors’ bankruptcy.

At a meeting of the NJ Commission conducted on February 18, 2009, the steering committee of the lenders under the Credit Facility advised the NJ Commission that the lenders under the Credit Facility were willing to make a credit bid of $200.0 million (the “Credit Bid”) to acquire Tropicana AC.  Thereby, lenders under the Credit Facility would offer to exchange a portion of the Credit Facility for ownership of Tropicana AC resulting in the asset purchase agreement.  By November 2009, all necessary approvals for the Company to acquire Tropicana AC in exchange for the Credit Bid were received.

Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company acquired the Predecessors in exchange for (i) the issuance of 12,098,053 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), and warrants to purchase an additional 3,750,000 shares of Common Stock (the “Ordinary Warrants”) in accordance with the Plan, (ii) the entering into new debt in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of our Common Stock at $0.01 per share (the “Penny Warrants”) and (iii) the application of fresh-start reporting.  Additionally, on the Effective Date, certain subsidiaries of the Company acquired Tropicana AC and the lenders under the Credit Facility each received their pro rata share of 12,901,947 shares of the Company’s Common Stock in exchange for their Credit Bid.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles are omitted or condensed in these condensed financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the Company’s and the Predecessors’ financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

As of the Effective Date, the Company adopted the “fresh start” provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively, as of such Effective Date. Certain of these values differed materially from the values recorded on the Predecessors’ balance sheets as of December 31, 2009. In addition, the Company’s accounting practices and policies may not be the same as that of the Predecessors. For all of these reasons, our condensed financial statements for periods subsequent to the Effective Date are not comparable with the Predecessors’ prior periods.

References in this Quarterly Report on Form 10-Q to “Successor” refers to the Company on or after March 8, 2010.  References to “Predecessors” refer to the Predecessors prior to March 8, 2010. The accompanying condensed statements of operations, shareholders’ equity/members’ deficit and cash flows for the three months ended March 31, 2010 are presented for two periods: January 1, 2010 through March 7, 2010 (the “Predecessor Period”) and March 8, 2010 through March 31,

2010 (the “Successor Period”). The Predecessor Period reflects the historical accounting basis in the Predecessors assets and liabilities, while the Successor Period reflects assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

For the periods prior to the Effective Date, the accompanying condensed financial statements of the Predecessors have been prepared in accordance with accounting guidance for financial reporting by entities in reorganization under the bankruptcy code. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the accompanying condensed balance sheets as of December 31, 2009 and are classified as liabilities subject to compromise at the estimated amounts of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the accompanying condensed statements of operations. Cash received and payments for reorganization items are disclosed separately in the accompanying condensed statements of cash flows.

Principles of Consolidation

The accompanying condensed financial statements include the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling interest in the condensed financial statements of the Company represents the noncontrolling equity ownership of Greenville Riverboat, as of March 31, 2010 and for the Successor Period.  The noncontrolling interest of Greenville Riverboat is allocated in accordance with the terms of the Greenville Riverboat operating agreement which is based upon an assumed liquidation of Lighthouse Point as of the end of the reporting periods.

The accompanying condensed financial statements for TEH include TEH, its majority-owned subsidiaries and Realty.  Noncontrolling interest in the condensed financial statements of TEH represents the noncontrolling equity interest ownership of Greenville Riverboat and Realty as of December 31, 2009 and for the Predecessor Period and the quarter ended March 31, 2009.  The noncontrolling equity ownership of Realty represents 100% of the earnings of Realty prior to the Effective Date.  In accordance with accounting guidance related to the consolidation of variable interest entities, the consolidated financial statements of TEH include Realty, a variable interest entity of which TEH was the primary beneficiary and was required to be consolidated.  Upon the Effective Date, Realty became a subsidiary of the Company.  In addition, Greenville Riverboat was not a debtor in the Predecessors Chapter 11 Cases as it did not guarantee TEH’s pre-petition debt.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in our condensed financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the impairment of long-lived assets, intangible assets, enterprise allocations made in connection with fresh-start reporting, fair values of acquired assets and liabilities, self-insured liability reserves, customer loyalty program reserves, contingencies, litigation, claims, assessments and loss contingencies. Actual results could differ from these estimates.

Business Combinations

The Company accounts for business combinations in accordance with guidance related to business combinations using the purchase method of accounting for business combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair value, and the identification and recognition of intangible assets separately from goodwill.  Additionally, the guidance requires, among other things, the buyer to: (1) expense acquisition-related costs; (2) recognize assets or liabilities assumed arising from contractual contingencies at the acquisition date using acquisition-date fair values; (3) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (4) recognize at the acquisition date any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (5) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination.  In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, the guidance requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense.

The results for the Successor Period include a gain on bargain purchase of $48.6 million which was recorded in connection with the Tropicana AC acquisition (Note 4).  In accordance with accounting guidance related to business combinations, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase and any resulting gain on bargain purchase must be recognized in earnings on the acquisition date.  The gain on bargain purchase is disclosed separately in the Company’s condensed statement of operations for the Successor Period.

Fresh Start Reporting

The adoption of fresh start reporting results in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values and the predecessor’s accumulated deficit is eliminated. In adopting fresh-start reporting, the Company is required to determine its enterprise value, which represents the fair value of the entity before considering its interest bearing debt.

Cash and Cash Equivalents

Cash and cash equivalents include cash, cash on hand in the casino cages, certificates of deposit, money market funds and other highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash at March 31, 2010 consists primarily of funds invested in approved money market funds.  These funds were restricted by the Bankruptcy Court in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases. As of December 31, 2009, restricted cash consists of cash reserves related to TEH’s insurance policies in which the third party administrator was the beneficiary.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalent accounts maintained in financial institutions and accounts receivable. Bank accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 or with the Securities Investor Protection Corporation up to $500,000. Concentration of credit risk, with respect to casino receivables, is limited through the Company’s credit evaluation process. The Company issues markers to approved casino customers following credit checks and investigations of credit worthiness.

Receivables

Receivables consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts. Receivables are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their expected realization, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Recoveries of accounts previously written off are recorded when received.

Inventories

Inventories consist primarily of food and beverage, retail merchandise and operating supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

CRDA Investment

The Casino Reinvestment Development Authority (“CRDA”) deposits are carried at cost less a valuation allowance because they have to be used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. The valuation allowance is established by a charge to the Statement of Operations as part of general and administrative expense at the time the obligation is incurred to make the deposit unless there is an agreement with the CRDA for a return of the deposit at full face value. If the CRDA deposits are used to purchase CRDA bonds, the valuation allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the valuation allowance is transferred to those investments and remains a valuation allowance. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less a valuation allowance.

Property and Equipment

Property and equipment under fresh start reporting and business combination guidance is stated at fair value as of the Effective Date and acquisition date, respectively. Property and equipment acquired subsequent to the Effective Date and the acquisition date are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, or for capital leases and leasehold improvements, over the shorter of the asset’s useful life or the term of the lease. Gains or losses on disposals of assets are recognized as incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred.

We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Our depreciation expense is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, we account for the change prospectively.

Long-Lived Assets

We evaluate our property and equipment and other long-lived assets for impairment in accordance with accounting guidance related to impairment or disposal of long-lived assets. For assets to be held for sale, we recognize the asset to be sold at the lower of carrying value or fair value less costs to sell. Fair value for assets held for sale is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For long-lived assets to be held and used, we review for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows are less than the carrying value, then impairment is measured based on estimated fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

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

Goodwill for relevant reporting units is tested for impairment using a discounted cash flow model based on the estimated future results of the Company’s reporting units, discounted using the Company’s weighted-average cost of capital and market indicators of terminal year capitalization rates.  The implied fair value of a reporting unit’s goodwill is compared to the carrying value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill.  If the implied fair value of the goodwill is less than its carrying value, then it is written down to its implied fair value.

Indefinite-lived intangible assets are not subject to compromise but are tested for impairment using a discounted cash flow approach. Intangible assets with a definite life are amortized over their useful life which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets, net, on our condensed balance sheets.

Self-Insurance Reserves

We are self-insured up to certain stop loss amounts for employee health coverage, workers’ compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points.

Fair Value of Financial Instruments

The carrying values of our cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments.  The carrying values of investments, which include deposits and bonds, approximate fair value as items are presented net of a valuation allowance and in the case of the bonds, net of an unamortized discount.

The Predecessors debt instruments incurred prior to the Petition Date were stayed and subject to compromise as further discussed in Note 3.  As such, the Predecessors believed that it was impracticable to determine the fair value of those pre-petition debt instruments.  TEH believed that the carrying value of the DIP Credit Facility (as defined below) at December 31, 2009, approximated fair value as the instrument was due within the current period and bore a variable interest rate that would adjust to the market rate.  TEH also believed that while it was in bankruptcy, the credit risk of TEH did not change significantly and therefore would not have a material impact on the fair value of the DIP Credit Facility.

Customer Loyalty Program

The Company provides certain customer loyalty programs (the “Programs”) at its casinos, which allow customers to redeem points earned from their gaming activity for cash, food, beverage, rooms or merchandise. Under the Programs, customers are able to accumulate points that may be redeemed in the future, subject to certain limitations and the terms of the Programs. The Company records a liability for the estimated cost of the outstanding points under the Programs that it believes will ultimately be redeemed. The estimated cost of the outstanding points under the Programs is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, the Company accrues this cost, after consideration of estimated redemption rates, as it is earned, which is included in promotional allowances. For points that may only be redeemed for goods or services but cannot be redeemed for cash, the Company estimates the cost and accrues for this expense as the points are earned from gaming play, which is recorded as casino operating costs and expense.

Revenue Recognition and Promotional Allowances

Casino revenue represents the difference between wins and losses from gaming activities. Room, food and beverage and other operating revenues are recognized at the time the goods or services are provided. The majority of our casino revenue is counted in the form of cash and chips and, therefore, is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The estimated departmental costs and expenses of providing these promotional allowances, for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands, unaudited):

	Successor	Predecessors
		TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
	Period March 8, 2010 through March 31, 2010	Period January 1, 2010 through March 7, 2010			Three Months Ended March 31, 2009
Room	$1,566	$1,340	$22	$24	$2,895	$59	$19
Food and beverage	2,826	3,004	122	92	4,473	357	130
Other	98	162	5	—	209	2	—
Total	$4,490	$4,506	$149	$116	$7,577	$418	$149

Gaming Taxes

We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are included in casino operating costs and expenses on our condensed statements of operations. Gaming taxes included in continuing operations totaled $4.8 million for the Successor Period.  Gaming taxes included in continuing operations for TEH totaled $9.2 million and $15.7 million for the Predecessor Period and the quarter ended March 31, 2009, respectively.  Gaming taxes for CP Vicksburg totaled $0.1 million and $0.4 million for the Predecessor Period and the quarter ended March 31, 2009, respectively.  Gaming taxes for JMBS Casino totaled $0.6 million for both the Predecessor Period and the quarter ended March 31, 2009, respectively.

Advertising

We expense advertising costs as incurred or the first time the advertising takes place. Advertising expense, included in continuing operations, which is generally included in marketing, advertising and promotions on our condensed statements of operations was $0.5 million for the Successor Period.  Advertising expense for TEH was $0.8 million and $1.5 million for the Predecessor Period and the quarter ended March 31, 2009, respectively.  Advertising expense for CP Vicksburg was $40,000 and $206,000 for the Predecessor Period and the quarter ended March 31, 2009, respectively.  Advertising expense for JMBS Casino was $31,000 and $81,000 for the Predecessor Period and the quarter ended March 31, 2009, respectively.

Income Taxes

We account for income taxes under accounting guidance for income taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the accounting guidance, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that included the enactment date. Future tax benefits are recognized to the extent that realization of those benefits is considered more likely than not and a valuation allowance is established for deferred tax assets which do not meet this threshold.

Recently Issued Accounting Standards

In April 2010, accounting guidance was updated regarding the accounting for casino base jackpot liabilities.  The guidance clarifies that an entity should not accrue jackpot liabilities (or portion thereof) before a jackpot is won if the entity can avoid paying the jackpot but should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The guidance applies to both base and progressive jackpots.  The effect of the guidance should be recorded as a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  In accordance with accounting guidance related to fresh start reporting, the Company adopted the updated guidance on the Effective Date and the adoption did not have a material impact on the Company’s condensed financial statements.

In January 2010, new accounting guidance was updated regarding fair value measurements and disclosures.  The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Company adopted the new accounting guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company’s condensed financial statements.

In June 2009, new accounting standards were issued regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The Company adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material effect on the Company’s condensed financial statements.

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our condensed financial statements.

NOTE 3—FRESH START REPORTING

Plan of Reorganization

Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company acquired the Predecessors in exchange for (a) the issuance of shares of its Common Stock and warrants to purchase additional shares of its Common Stock and (b) the assumption of certain liabilities of the Predecessors incurred after the Petition Date to the extent not paid on or prior to the Effective Date other than income tax liabilities.

The Plan also provided for, among other things:

•                  the termination of $1.3 billion of indebtedness under the Credit Facility;

•                  the cancellation of the Notes in the amount of $960.0 million;

•                  the cancellation of approximately $165.5 million of other pre-petition indebtedness;

•                  payment in full of the DIP Credit Facility in the amount of $65.2 million and related interest;

•                  reinstatement, payment in full, or satisfaction in full by return of collateral of all Allowed Claims (as defined in the Plan) in the amount of $21.5 million; and

•                  the entering into a credit facility (the “Exit Facility”), which consists of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the “Term Loan Facility”) and (ii) a $20 million senior secured revolving credit facility (the “Revolving Facility”) by the Company on December 29, 2009, funding of the Term Loan Facility on the Effective Date, and the issuance of the Penny Warrants to the Exit Facility lenders.

Fresh Start Consolidated Balance Sheet

In accordance with accounting guidance related to financial reporting by entities in reorganization under the bankruptcy code, the Company adopted fresh-start reporting upon the Effective Date. The Company was required to apply the provisions of fresh-start reporting to its financial statements because (i) the reorganization value of the assets on the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the existing voting shares of the Predecessors common stock immediately before confirmation (i.e., the holders of shares of the common stock of the Predecessors that were issued and outstanding prior to the commencement of the Chapter 11 Cases) received less than 50 percent of the voting shares of the emerging entity. Under the accounting guidance, fresh-start reporting is required on the date on which the plan of reorganization is confirmed by the Bankruptcy Court, but further provides that fresh-start reporting should not be applied until all material conditions to the Plan are satisfied. All material conditions to the Plan were satisfied as of March 8, 2010, the Effective Date.

Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Effective Date.  As set forth in the disclosure statement, relating to the Plan, as confirmed by the Bankruptcy Court on May 5, 2009, the enterprise value of the Predecessors was estimated to be in the range of $350 million to $425 million. The Predecessors’ enterprise value was estimated using various valuation methods, including (i) a comparison of the Predecessors and their projected performance to the market values of comparable companies, and (ii) a calculation of the present value of the future cash flows of the Predecessors based on financial projections.

The enterprise value using the discounted cash flow method, a form of the income approach, was determined using financial projections for the period 2009 through 2013. Annual growth rates for years 2010, 2011, 2012 and 2013 were projected at 2.8%, (2.7)%, (2.1)% and 0.5%, respectively, which resulted in a four year compounded annual growth rate of (0.4)%. These financial projections were provided in the Plan and included anticipated changes associated with the Company’s reorganization plans, general market conditions, including market segment variations, as well as other factors. The marginal tax rate was assumed to be 40% and includes federal, state and local taxes. The discount rate applied was in the range of 15% to 17% which was calculated using a weighted average cost of capital analysis based on comparable statistics of the Company’s peer group. The present value of all cash flows after 2013 were calculated using terminal values which were calculated by applying exit multiples ranging from 4.5x to 5.5x to the 2013 financial projections which was then discounted in the range of 15% to 17%. The basis for the exit multiples ranging from 4.5x to 5.5x was comparable company EBITDA multiples of the Company’s peer group.

Based upon a reevaluation of relevant factors used in determining the range of enterprise value and updated expected future cash flow projections, the Company concluded that $387.6 million should be used for fresh start reporting purposes, as it most closely approximated fair value.  This amount was adjusted for cash in excess of normal working requirements.  After deducting the fair value of debt, this resulted in a post-emergence equity value of $324.0 million calculated as follows (in thousands, unaudited):

Enterprise value	$387,626
Less: debt at fair value	(101,436)
Plus: excess cash	37,841
Post-emergence equity value (common stock of $293.1 million and warrants of $30.9 million)	$324,031

In accordance with fresh start reporting, the Company’s enterprise value has been allocated to existing assets using the measurement guidance provided in accounting guidance related to business combinations.  In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid.  Finally, the Predecessors accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Plan.  Deferred taxes have been determined in accordance with accounting guidance related to income taxes.

Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially. In accordance with accounting guidance for business combinations, the preliminary allocation is subject to additional adjustments within one year from the Effective Date as improved information on asset and liability valuations becomes available.

The implementation of the Plan and the effects of the consummation of the transactions contemplated therein, which included the settlement of various liabilities, repayment of Predecessors’ indebtedness, elimination of affiliate activity amongst the Predecessors, incurrence of new indebtedness and the adoption of fresh-start reporting in the Company’s condensed balance sheet as of March 7, 2010 are as follows (in thousands, unaudited):

	Predecessors							Successor
	T EH	CP Vicksburg	JMBS Casino	Effects of		Fresh Start		March 7,
		March 7, 2010		the Plan (a)		Adustments (i)		2010
ASSETS
Current assets:
Cash and cash equivalents	$51,950	$2,381	$4,833	$37,841	(b)	$(7)		$96,998
Restricted cash	2,801	—	—	16,075	(b)	—		18,876
Receivables, net	14,441	23	101	(2,869	)(c)	5,322	(m)	17,018
Due from affiliates	6,436	121	629	(6,771	)(d)	—		415
Inventories	1,533	37	30	—		—		1,600
Prepaid expenses and other assets	7,534	173	155	—		—		7,862
Total current assets	84,695	2,735	5,748	44,276		5,315		142,769
Property and equipment, net	418,622	10,183	15,808	—		(173,314	)(j)	271,299
Beneficial interest in Trust	200,000	—	—	(200,000	)(g)	—		—
Goodwill	16,802	590	8,432	—		4,562	(k)	30,386
Intangible assets, net	73,806	318	20	—		9,599	(l)	83,743
Receivable from affiliate	—	9,838	11,076	(20,914	)(d)	—		—
Reserve related to receivable from affiliate	—	(7,478)	(5,451)	12,929	(d)	—		—
Other assets, net	19,495	157	87	1,500	(b)	(91)		21,148
Total assets	$813,420	$16,343	$35,720	$(162,209)		$(153,929)		$549,345

LIABILITIES AND MEMBERS’ DEFICIT/SHAREHOLDERS’ EQUITY

Current liabilities not subject to compromise:
Current portion of debt	$65,588	$—	$—	$(63,919	)(b)	$—		$1,669
Accounts payable	16,643	282	81	(750)		2		16,258
Due to affiliates	2,203	3,557	921	(6,681	)(d)	—		—
Accrued expenses and other current liabilities	37,985	1,961	1,215	18,148		14,343	(m)	73,652
Note payable to affiliate guarantors	7,000	—	—	(7,000	)(d)	—		—
Total current liabilities not subject to compromise	129,419	5,800	2,217	(60,202)		14,345		91,579
Long-term debt, excluding current portion	—	—	—	100,136	(b)	—		100,136
Other long-term liabilities	32,041	1,925	—	—		(32,041	)(m)	1,925
Deferred tax liabilities	29,955	—	—	(29,955	)(c)	30,386	(m)	30,386
Total liabilities not subject to compromise	191,415	7,725	2,217	9,979		12,690		224,026
Liabilities subject to compromise	2,449,797	3,455	1,434	(2,454,686	)(e)	—		—
Liabilities subject to compromise - guarantee of affiliate debt	—	2,289,249	2,289,249	(4,578,498	)(f)	—		—
Total liabilities	2,641,212	2,300,429	2,292,900	(7,023,205)		12,690		224,026
Members’ Deficit/Shareholders’ Equity:
Members’ deficit	(1,846,786)	(2,284,086)	(2,257,180)	6,638,719	(g)	(250,667	)(n)	—
Successor common stock	—	—	—	121	(g)	—		121
Successor additional paid-in capital	—	—	—	240,167	(g)	83,743	(o)	323,910
Noncontrolling interest	18,994	—	—	(18,011	)(h)	305	(p)	1,288
Total members’ deficit/shareholders’ equity	(1,827,792)	(2,284,086)	(2,257,180)	6,860,996		(166,619)		325,319
Total liabilities and members’ deficit/shareholders’ equity	$813,420	$16,343	$35,720	$(162,209)		$(153,929)		$549,345

(a)—Represents amounts recorded as of the Effective Date for the consummation of the Plan, including the settlement of liabilities subject to compromise, elimination of affiliate activity amongst the Predecessors, the satisfaction of the DIP Credit Facility, the issuance of new indebtedness and related cash payments, the issuance of Common Stock and warrants to purchase Common Stock.

(b)—Reflects the sources and uses of the $130.0 million Term Loan Facility (in thousands, unuaudited):

Sources		Uses
Term Loan Facility	$130,000	Cash	$37,841
Term Loan Facility discount	(9,100)	Restricted cash (ii)	16,075
		Repayment of DIP Credit Facility	65,219
		Payment of DIP Credit Facility interest	265
		Revolver fees (iii)	1,500
Total Sources (i)	$120,900	Total Uses	$120,900

(i)                                     The Exit Facility includes the issuance of 1,312,500 Penny Warrants to participating lenders for an estimated fair value of $19.5 million. As a result, the fair value of the Term Loan Facility was approximately $100.1 million, of which $1.3 million is classified as current.

(ii)                                  Amount consists of funds restricted by the Bankruptcy Court in connection with the Plan for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases.

(iii)                               The terms of the Exit Facility require commitment fees and revolver fees in the aggregate amount of $8.9 million. As of December 31, 2009, TEH paid $7.5 million of commitment fees which is included in other assets. The remaining $1.4 million of revolver fees and the annual administrative fee of $0.1 million was paid on March 8, 2010.

The following table sets forth the adjustments to current portion of debt based on the sources and uses (in thousands, unaudited):

Repayment of DIP Credit Facility	$(65,219)
Current portion of Term Loan Facility	1,300
Adjustment to current portion of debt	$(63,919)

The following table sets forth the adjustments to long-term debt, excluding current portion, based on the sources and uses (in thousands, unaudited):

Long-term portion of Term Loan Facility	$128,700
Term Loan Facility discount	(9,100)
Penny Warrants issued (iv)	(19,464)
Adjustment to long-term debt, excluding current portion	$100,136

(iv)          Pursuant to the terms of the Exit Facility, the Company issued 1,312,500 Penny Warrants to purchase its common stock at a strike price of $0.01 to participating lenders on the Effective Date.  The Penny Warrants have a term of 3 months.  The Company valued the Penny Warrants using the Black-Scholes option valuation model assuming a life of 0.24 years; a volatility factor of 41% and a risk free rate of 0.16%.  The resulting value of $19.5 million is recorded as a debt discount and netted against the carrying value of the Exit Facility on the accompanying condensed consolidated balance sheet as of March 31, 2010.  The discount is amortized at a constant rate applied to the outstanding balance of the Exit Facility, with a corresponding increase in non-cash interest expense.

(c)—Reflects the income tax consequences of asset sales related to the Plan.

(d)—Reflects the elimination of affiliated activity of the Predecessors.

(e)—Reflects the discharge of the Predecessors’ liabilities subject to compromise in accordance with the Plan.

(f)—Reflects the elimination of debt guarantee obligations related to the affiliate guarantee of the Notes and Credit Facility, as a result of the Plan.

(g)—Reflects the cumulative impact of the reorganization adjustments as follows (in thousands, unaudited):

Discharge of liabilities subject to compromise	$2,454,686
Elimination of Beneficial interest in Trust	(200,000)
Discharge of liabilities subject to compromise — guarantee of affiliate debt (note f)	4,578,498
Liabilities subject to compromise to be paid in cash	(21,471)
Elimination of noncontrolling interest	18,011
Implementation of accounting guidance related to base jackpots	1,257
Discharge of liabilities subject to compromise - intercompany activity amongst Predecessors	593
Income tax impact	27,969
Issuance of Penny Warrants	19,464
Issuance of Common Stock and Ordinary Warrants	(240,288)
$6,638,719

(h)—Reflects the effects of the Plan on noncontrolling interest of $2.0 million and the elimination of the noncontrolling interest in Realty of $16.0 million as a result of Realty becoming a subsidiary of the Company as part of the Plan.

(i)—Represents the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations, in conjunction with the adoption of fresh start reporting.

(j)—Reflects the fair values of property and equipment and intangible assets in connection with fresh start reporting. The following table summarizes the components of property and equipment as a result of the application of fresh start reporting at March 8, 2010 and property and equipment, net at March 7, 2010 (in thousands, unaudited):

	Successor	Predecessors
	March 8,	TEH	CP Vicksburg	JMBS Casino
	2010	March 7, 2010
Property and equipment:
Land	$26,220	$33,990	$1,380	$440
Riverboats and barges, net	20,286	29,432	1,120	9,599
Building and improvements, net	183,904	318,960	6,597	1,920
Furniture, fixtures and equipment, net	37,162	32,524	1,086	3,838
Construction-in-progress	3,727	3,716	—	11
Total property and equipment, net	$271,299	$418,622	$10,183	$15,808

Fair value estimates were based on various valuation methods.  Personal property related to assets with active secondary markets, such as riverboats, barges and slot machines, were valued using market prices of similar assets.  Other personal property such as furniture, fixtures and other equipment, were valued using a depreciated replacement cost method.  Land was valued using market comparable data.  Other real property such as buildings, building improvements and land improvements, were valued using a depreciated replacement cost method.

(k)—Reflects the elimination of historical goodwill of $25.8 million and the establishment of $30.4 million of goodwill as a result of fresh start reporting (Note 8).

(l)—Reflects the fair value of identifiable intangible assets in connection with fresh start reporting. The following table summarizes the components of intangible assets as a result of the application of fresh start reporting at March 8, 2010 and intangible assets, net at March 7, 2010 (in thousands, unaudited):

	Successor	Predecessors
	March 8,	TEH	CP Vicksburg	JMBS Casino
	2010	March 7, 2010
Intangible assets, net:
Trade name (indefinite life)	$29,500	$16,700	$—	$20
Gaming licenses (indefinite life)	43,970	50,718	—	—
Trade name, net	—	175	—	—
Customer list, net	1,703	2,268	—	—
Other, net	8,570	3,945	318	—
Total intangible assets, net	$83,743	$73,806	$318	$20

For further information on the valuation of intangible assets, see Note 8 - Goodwill and Intangible Assets.

(m)—Reflects the re-measurement of the Predecessors current and deferred tax assets and liabilities, unrecognized tax benefits and other tax related accounts as a result of fresh start reporting in accordance with accounting guidance.

(n)—Reflects the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations as follows (in thousands, unaudited):

Elimination of Predecessors goodwill	$25,824
Elimination of Predecessors intangible assets	74,144
Property and equipment adjustment	173,314
Other asset and liabilities adjustment	105
Noncontrolling interest adjustment	305
Tax account adjustments	(23,025)
Total elimination of Predecessors members’ deficit	$250,667

(o)—Reflects additional paid in capital of Successor as a result of intangible assets recognized as a result of fresh start reporting.

(p)—Reflects the adjustment of the noncontrolling interest in Greenville Riverboat to its estimated fair value.  Estimated fair values were based on internal and external valuations using customary valuation methodologies, including comparable earnings multiples, discounted cash flows and negotiated transaction values.

Liabilities Subject to Compromise

Liabilities subject to compromise are certain liabilities of the Predecessors incurred prior to the Effective Date of the Chapter 11 Cases. In accordance with accounting guidance for financial reporting by entities in reorganization under the bankruptcy code, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the Chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan or other events. In some individual instances and in total, claims filed by the creditors are in excess of the amounts recorded by the Predecessors. The Predecessors recorded an estimate of allowed claims based on the reconciliation work that had been performed.

Liabilities subject to compromise as of December 31, 2009 consist of the following (in thousands):

	Predecessors
	TEH	CP Vicksburg	JMBS Casino
9 5/8% Senior Subordinated Notes	$960,000	$	$
Senior Secured Credit Facility-Term Loan	1,300,239	—	—
Senior Secured Credit Facility-Revolver	29,010	—	—
Capital leases	11	—	—
Debt subject to compromise	2,289,260	—	—
Interest rate swaps	53,158	—	—
Accrued expenses and other liabilities	23,919	407	382
Accounts payable	19,675	1,296	752
Accrued interest	36,173	—	—
Note payable and accrued interest to affiliate guarantor	13,109	—	—
Due to affiliates	14,606	1,752	300
Total liabilities subject to compromise	$2,449,900	$3,455	$1,434

Liabilities Subject to Compromise - Guarantee of Affiliate Debt

The New Jersey License Denial caused an immediate default under the Credit Facility and the subsequent transfer of asset of Tropicana AC to a Trustee caused a default under the Notes of which CP Vicksburg and JMBS Casino were Affiliate Guarantors.  As a result of the Chapter 11 Cases, both CP Vicksburg and JMBS Casino recorded a $2.3 billion liability subject to compromise related to the guarantee of affiliate debt which is included as a separate item in the accompanying condensed balance sheets as of December 31, 2009.

In accordance with the Plan, holders of the Predecessors’ notes and general unsecured claims received Ordinary Warrants to purchase 3,750,000 shares of the Company’s Common Stock.  The Ordinary Warrants have a four year and six month term and an exercise price of $52.44 per share.  The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed consolidated balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years; a volatility factor of 61% and a risk free interest rate of 2.36%.  The resulting value of $11.5 million was recorded as reorganization items of the Predecessors on the accompanying condensed statements of operations.

Reorganization Items

Reorganization items, excluding amounts included in discontinued operations, represent amounts incurred as a direct result of the Chapter 11 Cases, and were comprised of the following (in thousands, unaudited):

	Predecessors
	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
	Period January 1, 2010 through March 7, 2010			Three Months Ended March 31, 2009
Discharge of liabilities subject to compromise	$2,454,648	$2,293,780	$2,285,349	$—	$—	$—
Elimination of Beneficial interest in Trust	(200,000)	—	—	—	—	—
Revaluation of assets and liabilities	(140,703)	(7,099)	(18,817)	—	—	—
Elimination and revaluation of noncontrolling interest	15,963	—	—	—	—	—
Liabilities reinstated	(21,466)	(3)	(2)	—	—	—
Issuance of Ordinary Warrants	(11,475)	—	—	—	—	—
Other	1,097	76	84	—	—	—
Non-cash reorganization items, net	2,098,064	2,286,754	2,266,614	—	—	—
Professional fees	(4,382)	—	—	(10,795)	—	—
Interest income	1	—	—	70	—	—
Other	(585)	(6)	(5)	(553)	(10)	(11)
Total reorganization items, net	$2,093,098	$2,286,748	$2,266,609	$(11,278)	$(10)	$(11)

Professional fees include financial, tax, legal, real estate and valuation services, among other items, that are directly associated with the reorganization process. The Company continues to incur expenses related to the Predecessors’ Chapter 11 cases, which includes professional fees that were classified as reorganization items by the Predecessors.  Upon the Effective Date, these expenses are classified in operating costs and expenses, primarily in general and administrative expense in the condensed consolidated statement of operations.

NOTE 4—ACQUISITION OF TROPICANA AC

On March 8, 2010, as discussed in Note 1, the Company acquired certain assets of Adamar including Tropicana AC in exchange for the Credit Bid.  The results of operations for Tropicana AC have been included in the Company’s condensed financial statements since that date.

The fair value of the assets acquired and the liabilities assumed were determined by the Company’s management with the assistance of a third party valuation.  The purchase price allocation is preliminary and will be completed within one year of the acquisition as provided under accounting guidance related to business combinations.  The allocation of the purchase price is subject to refinement.  The most significant of the items not finalized is the determination of deferred tax balances associated with differences between the estimated fair values and the tax bases of assets acquired and liabilities assumed.  The Company’s preliminary allocation of the fair value of assets and liabilities is as follows (in thousands, unaudited):

March 8,
2010
Cash and cash equivalents	$56,714
Other current assets	23,552
Property and equipment	189,451
Intangible assets	6,600
Investments	30,985
Other noncurrent assets	3,639
Current portion of long-term debt	(37)
Accounts payable	(17,763)
Accrued expenses and other current liabilities	(10,849)
Long-term debt, net of current portion	(164)
Deferred income taxes	(33,549)
Gain on bargain purchase	(48,579)
Total purchase price	$200,000

In accordance with the accounting guidance related to business combinations, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase and any resulting gain on bargain purchase price must be recognized in earnings on the acquisition date.  As a result, the Company recognized a gain on bargain purchase of $48.6 million in the Successor Period in connection with the Tropicana AC acquisition.  The gain on bargain purchase is disclosed as a separate item in the Company’s condensed statement of operations for the Successor Period.

The amounts of revenue and earnings of Tropicana AC included in the Company’s condensed statement of operations from the acquisition date to the period ended March 31, 2010 are as follows (in thousands, unaudited):

Period
March 8, 2010 through March 31, 2010
Net revenues	$19,666
Operating expenses	(19,883)
Gain on bargain purchase	48,579
Net income	48,383

The following details TEI’s condensed consolidated opening balance sheet as of March 8, 2010 which represents the Successor upon emergence from bankruptcy and the acquisition of Tropicana AC (in thousands, unaudited):

	Successor	Tropicana AC(i)	Eliminations(ii)	TEI
Cash and cash equivalents	$96,998	$56,714	$—	$153,712
Other current assets	45,771	23,552	(415)	68,908
Property and equipment	271,299	189,451	—	460,750
Goodwill	30,386	—	—	30,386
Intangible assets	83,743	6,600	—	90,343
Investments	—	30,985	—	30,985
Other noncurrent assets	21,148	3,639	—	24,787
Total assets	$549,345	$310,941	$(415)	$859,871

Current liabilities	$91,579	$28,649	$(415)	$119,813
Long-term debt, net of current portion	100,136	164	—	100,300
Other noncurrent liabilities	32,311	33,549	—	65,860
Total liabilities	224,026	62,362	(415)	285,973
TEI’s shareholders’ equity	324,031	248,579	—	572,610
Noncontrolling interest	1,288	—	—	1,288
Total shareholders’ equity	325,319	248,579	—	573,898
Total liabilities and shareholders’ equity	$549,345	$310,941	$(415)	$859,871

(i)             Shareholders’ equity includes the gain on bargain purchase of $48.6 million in connection with the Tropicana AC acquisition.

(ii)          Reflects the elimination of affiliate activity of $0.4 million.

NOTE 5—PRO FORMA RESULTS

The following unaudited pro forma results of operations assume that the Restructuring Transactions, including the acquisition of the Predecessors and Tropicana AC, occurred at the beginning of the respective periods (in thousands, except per share data, unaudited):

	Three Months Ended March 31,
	2010	2009
Net revenues	$167,598	$184,365
Operating income	13,734	15,325
Net income from continuing operations, including noncontrolling interest	3,173	3,747
Net income from continuing operations, including noncontrolling interest per share - basic	$0.12	$0.14
Net income from continuing operations, including noncontrolling interest per share - diluted	$0.12	$0.14

The gain on bargain purchase of $48.6 million has not been included in the unaudited pro forma results of operations since such gain is not expected to have a continuing impact on the Company’s operations.  This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Restructuring Transactions had actually occurred on those dates, nor of the results that may be reported in the future.

NOTE 6—RECEIVABLES

Receivables consist of the following (in thousands):

	Successor	Predecessors
	March 31,	TEH	CP Vicksburg	JMBS Casino
	2010	December 31, 2009
	(unaudited)
Casino	$15,274	$877	$74	$—
Hotel	5,092	1,148	9	8
Income tax receivable	151	12,787	—	—
Other	22,082	393	—	14
	42,599	15,205	83	22
Allowance for doubtful accounts	(8,897)	(691)	(52)	—
Receivables, net	$33,702	$14,514	$31	$22

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Successor		Predecessors
			TEH		CP Vicksburg		JMBS Casino
	Estimated life	March 31,	Estimated life	December 31,	Estimated life	December 31,	Estimated life	December 31,
	(years)	2010	(years)	2009	(years)	2009	(years)	2009
		(unaudited)
Land	—	$94,240	—	$33,990	—	$1,380	—	$440
Buildings and improvements	10 - 40	278,919	10 – 39	377,547	5-25	13,099	5-25	2,965
Furniture, fixtures and equipment	3 - 7	61,701	5 – 10	107,747	3-10	10,053	3-10	7,843
Riverboats and barges	25-40	20,286	10	47,580	10	2,554	20	15,772
Construction in progress	—	5,554	—	3,417	—	—	—	—
		460,700		570,281		27,086		27,020
Accumulated depreciation		(2,875)		(146,631)		(16,528)		(10,791)
Property and equipment, net		$457,825		$423,650		$10,558		$16,229

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination.  The Company recorded goodwill of $30.4 million upon the application of fresh start reporting. The Company established deferred tax liabilities for book and tax differences between assigned values and tax bases of the acquired assets which resulted in the Company recognizing goodwill. As of December 31, 2009, TEH had $16.8 million of goodwill related to Belle of Baton Rouge, CP Vicksburg had $0.6 million of goodwill and JMBS Casino had $8.4 million of goodwill.  In connection with fresh-start reporting, the Predecessors’ goodwill of $25.8 million was eliminated (Note 3).

Intangible assets consist of the following (in thousands):

	Successor		Predecessors
			TEH		CP Vicksburg		JMBS Casino
	Estimated life	March 31,	Estimated life	December 31,	Estimated life	December 31,	Estimated life	December 31,
	(years)	2010	(years)	2009	(years)	2009	(years)	2009
		(unaudited)
Trade name	Indefinite	$29,500	Indefinite	$16,700	—	$—	Indefinite	$20
Gaming licenses	Indefinite	43,970	Indefinite	50,718	—	—	—	—
Trade name	—	—	1 1/2 - 10	3,200	—	—	—	—
Customer lists	3	3,103	5 - 15	7,467	5	1,795	—	—
Other	5-30	13,770	9 - 60	4,408	5-35	747	5	3,000
Total intangible assets		90,343		82,493		2,542		3,020
Less accumulated amortization:
Trade name		—		(3,017)		—		—
Customer lists		(86)		(5,195)		(1,795)		—
Other		(96)		(393)		(427)		(3,000)
Total accumulated amortization		(182)		(8,605)		(2,222)		(3,000)
Intangible assets, net		$90,161		$73,888		$320		$20

Upon the Effective Date, in connection with fresh start reporting, the Predecessors’ intangible assets were eliminated.  In connection with the adoption of fresh start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the Tropicana trade name and $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. Customer lists were valued at $1.7 million representing the value associated with our customers under our customer loyalty programs and are being amortized on a straight-line basis over three years.  Favorable lease arrangements were valued at $8.6 million and are being amortized on a straight-line basis over 30 years which approximates the remaining useful life of the leased facility.

In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million of other intangibles assets relating to favorable lease arrangements which are being amortized on a straight-line basis over the terms of the various leases and $1.4 million representing the value associated with our customers under our customer loyalty programs and are being amortized on a straight-line basis over three years.

Intangible assets related to the Plan and Tropicana AC acquisition were valued using income and cost based methods as appropriate.  The Tropicana trade name was valued based on the relief from royalty method which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to unrelated licensee and a discount rate.  The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates for similar assets to reach a 1% royalty rate.  The discount rate applied was 14%, based on the weighted average cost of capital of the properties benefiting from the trade name.  Gaming licenses were valued based on the Greenfield method which is the function of the cost to build a new casino operation, the build out period, projected cash flows attributed to the casino once operational and a discount rate.  The projected cash flows assumed a revenue growth rate of 2% and effective tax rate of 40%.  The discount rate assumed was 16%, based on the weighted average cost of capital for the respective property plus a premium to reflect the additional risks of achieving individual cash flows.  The value assigned to customer lists is based on the present value of future earnings using the replacement cost method based on internally developed estimates.

Amortization expense for the Successor Period, the Predecessor Period and the quarter ended March 31, 2009 for those assets amortized was $182,000, $27,000 and $42,000, respectively.  Estimated annual amortization expense for the intangible assets of the Company for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is anticipated to be $1.8 million, $2.1 million, $2.1 million, $1.3 million and $1.1 million, respectively.

NOTE 9—INVESTMENTS (SUCCESSOR)

The New Jersey Casino Control Act provides, among other things, for an assessment of licenses equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues.  The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”).  Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations.  The carrying value of the total investments at March 31, 2010 approximates their fair value.

Investments consist of the following (in thousands, unaudited):

Successor
March 31, 2010
Investment in bonds - CRDA	$12,637
Less unamortized discount	(3,515)
Less valuation allowance	(2,026)
Deposits - CRDA	28,779
Less valuation allowance	(7,667)
Direct investment - CRDA	3,685
Less valuation allowance	(664)
Total investments	$31,229

The CRDA bonds have various contractual maturities that range from 5 to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights.

NOTE 10—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, excluding liabilities subject to compromise, consist of the following (in thousands):

	Successor	Predecessors
	March 31,	TEH	CP Vicksburg	JMBS Casino
	2010	December 31, 2009
	(unaudited)
Accrued payroll and related	$26,045	$14,036	$352	$301
Accrued gaming and related	7,931	8,749	834	277
Accrued taxes	8,703	—	661	551
Accrued interest	—	240	—	—
Deferred tax liability—current portion	—	858	—	—
Other accrued expenses and current liabilities	20,861	6,292	298	148
Total accrued expenses and other current liabilities	$63,540	$30,175	$2,145	$1,277

NOTE 11—DEBT

Debt consists of the following (in thousands):

	Successor	Predecessors
		TEH
	March 31,	December 31,
	2010	2009
	(unaudited)
Term Loan Facility, due 2013, interest at 15% at March 31, 2010, net of unamortized discount of $27.9 million at March 31, 2010	$102,061	$—
Revolving Facility, due 2013, interest at 15% at March 31, 2010	—	—
Debtor-in-Possession Credit Agreement, interest at 13.3% at December 31, 2009	—	65,219
Senior Secured Credit Facility—Term Loan, due 2012, interest at 0% at December 31, 2009 (subject to compromise)	—	1,300,239
Senior Secured Credit Facility—Revolver, interest at 0% at December 31, 2009 (subject to compromise)	—	29,010
9 5/8% Senior Subordinated Notes, due 2014 (subject to compromise)	—	960,000
Other long-term debt	524	461
Total debt	102,585	2,354,929
Less amounts subject to compromise	—	(2,289,260)
Less current portion of debt not subject to compromise	(1,663)	(65,669)
Total long-term debt, net	$100,922	$—

Successor

Exit Facility

On December 29, 2009 TEI entered into the Exit Facility with multiple lenders, including Icahn Capital LP (“Icahn Capital”) (Note 13), which consists of (i) a $130 million Term Loan Facility and (ii) a $20 million Revolving Facility. The Exit Facility matures on March 8, 2013.  The Term Loan Facility requires mandatory principal payments of $1.3 million annually on March 8, 2011 and 2012.  The Revolving Facility generally does not require mandatory principal payments.  Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders under the Exit Facility (Note 16).  On the Effective Date the proceeds of the Exit Facility were used to repay certain indebtedness, including the Predecessors DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes.   All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company will be required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of TEI.

The Exit Facility contains mandatory prepayment provisions from proceeds received by TEI and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding TEI and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 2.00 to 1.00 and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants will be tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against TEI or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses and (vi) the bankruptcy or insolvency of TEI or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. TEI was in compliance with these covenants at March 31, 2010.

Predecessors

Debtor-in-Possession Credit Agreement

On May 5, 2008, TEH entered into the DIP Credit Facility. In October 2008, TEH increased its availability under the DIP Credit Facility from $67 million to $80 million. TEH extended the maturity of the DIP Credit Facility to the earlier of March 31, 2010 or the Effective Date of the Plan. Borrowings under the DIP Credit Facility bore interest at a margin over the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the DIP Credit Facility), as selected by TEH.

The DIP Credit Facility provided the administrative agent, collateral agent and lenders with a senior priming lien on all of TEH’s tangible and intangible assets subject to certain exceptions specified therein. In addition, each of TEH’s subsidiaries, as well as the Affiliate Guarantors, were guarantors under the DIP Credit Facility.

The DIP Credit Facility contained certain financial and other covenants and certain defaults and events of default customary for debtor-in-possession financings of this type.  On the Effective Date, the DIP Credit Facility was paid in full (Note 3).

Senior Secured Credit Facility—subject to compromise

On January 3, 2007, TEH entered into the Credit Facility comprised of a $1.53 billion senior secured term loan (“Term Loan”) and a $180.0 million senior secured revolving credit facility (“Revolver”). The Term Loan bore interest at a margin above the LIBO Rate or Alternative Base Rate (each as defined in the Credit Facility), as selected by TEH. The borrowings under the Credit Facility were guaranteed by the same guarantors as the Notes; security interests in all of TEH’s and the guarantors’ tangible and intangible assets, including a pledge of all equity interests in TEH and the guarantors; and a guarantee of Columbia Sussex Corporation (“CSC”), a company related to the Predecessors by common ownership, to the extent that the Revolver exceeded $100.0 million. The Credit Facility required additional mandatory principal payments of, among other things, excess cash flow, as defined in the agreement.

Subsequent to the Petition Date, the Bankruptcy Court authorized TEH to make adequate protection payments that included interest on the Credit Facility. Effective February 1, 2009, the Bankruptcy Court authorized TEH to suspend the adequate protection payments with respect to interest, which resulted in no interest expense in 2009 related to the Credit Facility. The interest rate was the Adjusted LIBO Rate plus 2.25% per annum until (but not including) June 30, 2008 and thereafter, at the Alternate Base Rate plus 1.25% per annum.  As of the Effective Date, the Credit Facility was terminated pursuant to the Plan, with the exception of the portion related to the Credit Bid as discussed in Note 1.

Prior to the Petition Date, the Company had approximately $8.0 million in letters of credit issued under the Credit Facility, of which $7.5 million was paid to the beneficiary in the quarter ended March 31, 2009 and the remaining $0.5 million was paid to the beneficiary during the quarter ended June 30, 2009.  Accordingly, these payments increased the outstanding balance of the Credit Facility during 2009.  As a result, CP Vicksburg and JMBS Casino recorded a loss related to the increase during the quarter ended March 31, 2009 of $7.5 million, which is included in the accompanying condensed statements of operations.

Senior Subordinated Notes—subject to compromise

On December 28, 2006, TEH issued the Notes.  Interest on the Notes was payable semi-annually on June 15 and December 15 of each year.

The Notes were guaranteed by certain of TEH’s subsidiaries as well as by the Affiliate Guarantors. The Notes contained certain restrictive covenants regarding, among other things, TEH’s and the guarantors’ ability to incur or guarantee additional indebtedness, pay dividends, sell or transfer assets, make certain investments, create or incur certain liens, enter into merger, consolidation or sale transactions and to enter into transactions with affiliates that are not described in the agreements. Upon a change in control of TEH, the holders of each Note had the right to require TEH to repurchase the Notes at 101% of the principal amount plus any unpaid interest to the date of purchase.  As of the Effective Date the Notes were cancelled pursuant to the Plan.

NOTE 12—DERIVATIVE INSTRUMENTS (PREDECESSORS)

TEH had entered into interest rate swap agreements to effectively convert a portion of its variable interest rate to a fixed interest rate. Prior to the Effective Date, TEH had two interest rate swap agreements for an aggregate notional amount of $1.0 billion, each converting a portion of its floating-rate debt to a fixed rate of 5.0% based on three-month LIBO Rate. The filing for bankruptcy protection on May 5, 2008 caused an early termination of these interest swap agreements. The interest rate swap agreements provided that, upon an early termination, the market value of the interest rate swap agreement as of the date of the early termination was due and interest payable on this amount was owed at the prime rate plus 2%. The fair value of the interest rate swap agreements as of May 5, 2008 was approximately $53.2 million which was included in liabilities subject to compromise at December 31, 2009 and was discharged on the Effective Date upon consummation of the Plan.

NOTE 13—RELATED PARTY TRANSACTIONS

Icahn Capital

On May 4, 2009, pursuant to the Plan, the Company entered into a commitment letter (the “Commitment Letter”) with Icahn Capital, an affiliate of Mr. Carl C. Icahn, Chairman of our Board of Directors, pursuant to which Icahn Capital committed to provide, on a fully underwritten basis, the Exit Facility.  Furthermore, entities affiliated with Mr. Icahn are lenders under the Exit Facility and hold over 50% of the loans extended under the Exit Facility.  In addition, an entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility.  Pursuant to the Commitment Letter, the Company is also responsible for various professional fees including legal costs and gaming license costs on behalf of Mr. Icahn. The Company and TEH expensed $0.3 million, $4.7 million and none during the Successor Period, the Predecessor Period and the quarter ended March 31, 2009, respectively, related to these costs.

Icahn Sourcing, LLC

Icahn Sourcing, LLC (“Icahn Sourcing”), is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. We are a member of the buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such vendors, and we are under no obligation to do so. We do not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. We may purchase a variety of goods and services as members of the buying group at prices and on terms that we believe are more favorable than those which would be achieved on a stand-alone basis.

NOTE 14—AFFILIATE TRANSACTIONS (PREDECESSORS)

Tahoe Horizon

In June 2009, TEH and certain subsidiaries entered into a Master Restructuring Agreement with CSC and the landlord of the leases for its Horizon Casino Resort (“Tahoe Horizon”) operations thereby agreeing to assign the leases, certain related assets, rights and obligations of the Tahoe Horizon operations to affiliates of CSC. The assignment of the leases was approved by the Bankruptcy Court concurrently with the confirmation of the Plan. The terms of the assignment provided for the Company to assign the hotel lease on June 15, 2009 while continuing to operate the casino on a limited basis until CSC or a third party designee had been licensed by the Nevada Gaming Commission. In October 2009, the gaming assets and all remaining rights and certain obligations related to Tahoe Horizon were assigned to entity affiliated with CSC and TEH no longer had any involvement with this property.

Notes Payable to Affiliate Guarantors

In 2009, JMBS Casino loaned $2.5 million to TEH. The loan accrued interest at an annual rate of 12.0%. No principal or interest payments were due under the loans until the maturity date of January 1, 2015.  In September 2008, JMBS Casino and CP Vicksburg loaned $2.5 million and $2.0 million, respectively, to TEH. The loans accrued interest at an annual rate of 12.0%. No principal or interest payments were due under the loans until the maturity date of January 1, 2015.  Pursuant to the Plan, these loans and accrued interest were cancelled on the Effective Date.

In 2007, JMBS Casino and CP Vicksburg loaned $5.0 million and $7.0 million, respectively, to TEH. The loans accrued interest at an annual rate of 12.0%. No principal or interest payments were due under these loans until maturity, which was January 1, 2015. Due to the bankruptcy filing in May 2008, the total of these pre-petition loans and accrued interest of $13.1 million is included in liabilities subject to compromise on TEH’s accompanying December 31, 2009 condensed balance sheets (Note 3). Pursuant to the Plan, these loans and accrued interest were discharged on the Effective Date.

Wimar and Columbia Sussex Corporation

Wimar Tahoe Corporation (“Wimar”), the Predecessors’ ultimate parent, provided various support services, through September 2008, which were charged to the Predecessors. The services provided by Wimar to the Predecessors under casino services agreements primarily related to casino operations, employment matters, staffing, marketing, advertising, casino layout, compliance, internal audit and purchasing of gaming related equipment and supplies. The operations of the Predecessors were separate and apart from Wimar. Any costs incurred by Wimar for the benefit of or related to the Predecessors’ operations were charged to the Predecessors. Wimar charged the Predecessors its allocated portion of the corporate overhead costs for these services based on the ratio of the Predecessors’ net operating revenues to the total aggregate net operating revenue of all casino operations owned by Wimar.

CSC provided, until April 30, 2009, various administrative and accounting services to the Predecessors under a series of administrative services agreements. In addition, the Predecessors also occasionally bought and sold slot machines and other equipment at net book value with subsidiaries of Wimar and CSC.

The services provided by CSC were primarily related to accounting and administrative services in the areas of accounts payable, cash management, payroll processing, purchasing, human resources, marketing, risk management, tax and accounting. Also, the Predecessors participated in general liability, workers’ compensation, property and health insurance programs facilitated by CSC. In addition, certain of the Predecessors adopted CSC’s 401(k) pension savings plan. The operations of the Predecessors were separate and apart from CSC. Any costs incurred by CSC for the benefit of or related to the Predecessors’ operations were charged to the Predecessors. Effective April 30, 2009, the Predecessors terminated the administrative services agreements with CSC in anticipation of the Plan as discussed in Note 3.

CP Vicksburg

CP Vicksburg licensed the use of the name “Horizon” from a wholly owned subsidiary of TEH, an affiliate through common ownership. The trademark license agreement was for ten years, terminating in October 2013 with an annual fee of $12,000. Payments were to be made annually on the anniversary date. The agreement allowed for six ten-year renewals at CP Vicksburg’s option.  Pursuant to the Plan, on the Effective Date, such costs become intercompany transactions and are eliminated upon consolidation as CP Vicksburg is a subsidiary of the Company.

JMBS Casino

JMBS Casino shares the cost of operating shuttle buses owned by Greenville Riverboat. The shuttle buses service both casinos and various food and beverage establishments in downtown Greenville. Pursuant to the Plan, on the Effective Date, such costs become intercompany transactions and are eliminated upon consolidation as JMBS Casino and Greenville Riverboat are subsidiaries of the Company.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Leases

MontBleu Lease

The Company has a lease agreement with respect to the land and building which MontBleu operates through December 31, 2028. Under the terms of the lease, rent is $333,333 per month beginning May 1, 2009, plus 10% of gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent will be equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, or (ii) 10% of gross revenues.

Casino Aztar Land Lease

The Company leases approximately four and a half acres of the eight and a half acres that Casino Aztar is situated on from the City of Evansville, Indiana. Under the terms of the lease, the Company has the option to extend the lease for up to seven five-year renewal options until November 30, 2040. In March 2010, the Company exercised the second of seven renewal options, which extended the lease term through November 2015. Under the terms of the lease as amended, the Company is required to pay a percentage of the adjusted gross receipts (“AGR”) for the year in rent, with a minimum annual rent of no less than $2 million. The percentage rent is equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million, plus 12% of the AGR in excess of $100 million. In addition, the Company must make two prepayments of percentage rent to the City of Evansville for the period between January 2011 and December 2015 (the “Prepayment Period”). The first payment of $5.0 million was paid in April 2010 with the second payment of $5.0 million due no later than December 31, 2010. The Company also is required to pay $3.5 million to the City of Evansville within 30 days after the Effective Date for city development projects, which was paid in April 2010, and has agreed to construct a pedestrian bridge to Casino Aztar, at an estimated cost of approximately $3.0 million, to be completed within three years after the Effective Date.

Belle of Baton Rouge Lease

Belle of Baton Rouge leases the land and buildings which comprise its hotel properties under three separate leases, one of which runs through 2012 and two which run through 2013. All three leases have options to extend for up to 70 years.  The three leases require fixed annual rent payments in the aggregate of $0.3 million. In addition, Belle of Baton Rouge leases a parking garage with annual rent of $0.6 million through August 2010, which we have the option to extend an additional four years.

Lighthouse Point Lease

Lighthouse Point leases approximately four acres of land on which the docking, entry and parking facilities of the casino are situated. Lighthouse Point is required to pay an amount equal to 2% of its monthly gross gaming revenues in rent, with a minimum monthly payment of $75,000. In addition, in any given year in which annual gross gaming revenues exceed $36.6 million, Lighthouse Point is required to pay 8% of the excess amount as rent pursuant to the terms of the lease. The current lease expires in 2014 with an option to extend its term through 2044.

2008 NJSEA Subsidy Agreement

Effective August 14, 2008, the casinos located in Atlantic City (“Casinos”), including Tropicana AC, executed a new subsidy agreement with New Jersey Sports and Exposition Authority (“NJSEA”) for the benefit of the horse racing industry for $30.0 million annually for a three-year period (“2008 NJSEA Subsidy Agreement”). In addition, the NJ Commission adopted regulations effective September 22, 2008 that established procedures by which the Casinos may implement the promotional gaming credit tax deduction. The 2008 NJSEA Subsidy Agreement provides that the Casinos will pay the NJSEA $90.0 million to be used solely for purse enhancements, breeder’s purses and expenses to establish off-track wagering facilities which it incurs through 2011. The payments will be made in eleven installments from September 29, 2008 through November 15, 2011 and will total $30.0 million in 2010 and $7.5 million in 2011. Each Casino will pay a share equal to a percentage representing the gross gaming revenue it reported for the prior calendar year compared to that reported by all Casinos for that year. The Company estimates its portion of this industry obligation is approximately 7.9%.

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

The 2008 NJSEA Subsidy Agreement acknowledges the publicly announced intention of the Governor to, by executive order, create a commission to study and report its recommendations for the long term stability of the horse racing industry to the Governor and the Legislature on or about July 1, 2010 and provides that the Casinos, Casino Association of

New Jersey (“CANJ”) and NJSEA will work and cooperate in good faith with any such commission and that the NJSEA shall not support legislation for casino gaming in any New Jersey location other than Atlantic City prior to that commission’s delivery of its report to the Governor and the Legislature.

Licensing

The NJ Commission imposes an annual tax of eight percent on gross casino revenue. Pursuant to legislation adopted in 1984, casino licensees are required to invest an additional one and one-quarter percent of gross casino revenue for the purchase of bonds to be issued by the CRDA or make other approved investments equal to that amount; in the event the investment requirement is not met, the casino licensee is subject to a tax of two and one-half percent on gross casino revenue. As mandated by the legislation, the interest rate of the CRDA bonds purchased by the licensee will be two-thirds of the average market rate for bonds available for purchase and published by a national bond index at the time of the CRDA bond issuance.

Tropicana Trademark

Certain parties affiliated with the new owners of Tropicana Hotel & Casino (“Tropicana LV”) (the “Plaintiffs”) filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, against Aztar Corporation (“Aztar”) and Tropicana Entertainment, LLC (“TE”) originally seeking a declaratory judgment that Tropicana LV may operate a hotel and casino under the name “Tropicana” without any interference by or payment to Aztar or TE (together, the “Defendants”). The Plaintiffs sought no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an answer and counterclaim asserting Plaintiffs’ use of “Tropicana” infringes upon Defendants’ rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada state court, which was granted on January 21, 2010. The parties are currently engaged in discovery. During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the “Tropicana” trademark.  Both motions were denied, although the court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the trademark as a result of agreements that are more than 25 years old.  Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could potentially deprive the Company, as successor to TE, of its asserted ownership of the Tropicana trademark, the Defendants also have filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement.  That motion is scheduled to be heard in the Bankruptcy Court on June 23, 2010.  If the Plaintiffs are successful in either court, the Company’s right to continued use of the Tropicana name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected. In the event the Plaintiffs prevail, they would also have the right to continued use of the “Tropicana” trademark in perpetuity without payment of any royalty or license fee to the Company, and their continued use of the trademark without restriction could dilute the “Tropicana” brand and be detrimental to the Company’s future properties that utilize that brand.

Wimar and CSC Administrative Expense Claims

On March 31, 2009, Wimar and CSC filed separate motions with the Bankruptcy Court related to administrative expense claims in which the Predecessors were a party. The total claim filed by Wimar and CSC is in excess of the amounts recorded by the Predecessors. The Company intends to contest claims to the extent that they exceed the amounts the Company believes are due.

Litigation in General

The Company is subject to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance, or if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

NOTE 16—STOCKHOLDERS’ EQUITY (SUCCESSOR)

Common Stock

We are authorized to issue up to 100 million shares of our Common Stock, of which 25,996,307 shares were issued and outstanding as of March 31, 2010. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of our Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to our Common Stock.  Subject to any preferences that may be granted to the holders of our preferred stock, each holder of Common Stock is entitled to receive ratably, such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

Preferred Stock

We are authorized to issue up to 10 million shares of our preferred stock, $0.01 par value per share, of which none were issued as of March 31, 2010. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.

Warrants

In accordance with the Plan, holders of the Predecessors notes and general unsecured claims received Ordinary Warrants to purchase 3,750,000 shares of our Common Stock.  The Ordinary Warrants have a four year and six month term and an exercise price of $52.44 per share.  The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed consolidated balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%.  The resulting value of $11.5 million was recorded as a reorganization item of the Predecessors on the accompanying condensed statements of operations.

In addition, pursuant to the terms of the Exit Facility, we issued Penny Warrants to purchase 1,312,500 shares of our Common Stock at a strike price of $0.01 to participating lenders on the Effective Date.  The Penny Warrants have a term of 3 months.  The Company valued the Penny Warrants using the Black-Scholes option valuation model assuming a life of 0.24 years, a volatility factor of 41% and a risk free rate of 0.16%.  The resulting value of $19.5 million is treated as a debt discount and netted against the carrying value of the Exit Facility on the accompanying condensed consolidated balance sheet as of March 31, 2010.  The discount is amortized at a constant rate applied to the outstanding balance of the Exit Facility with a corresponding increase in non-cash interest expense.  During the Successor Period, 966,307 warrants were exercised at $0.01 per share.

Significant Ownership

At March 31, 2010, Mr. Icahn indirectly controlled approximately 48.8% of the voting power of the Company’s Common Stock and, by virtue of such stock ownership, is able to exert substantial influence over the Company, including the election of directors, business strategy and policies, mergers or other business combinations, acquisition or disposition of assets, future issuances of Common Stock, preferred stock or other securities, incurrence of debt or obtaining other sources of financing, and the payment of dividends on the Company’s Common Stock. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding Common Stock.   Mr. Icahn’s interests may not always be consistent with the Company’s interests or with the interests of the Company’s other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company’s business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.

NOTE 17—BASIC AND DILUTED NET INCOME PER SHARE (SUCCESSOR)

The Company computes net income per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income for the period by the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period.  Potentially dilutive common shares include warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following (in thousands, unaudited):

Successor
Period March 8, 2010 through March 31, 2010
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	25,483
Potential dilution from Penny Warrants	830
Weighted-average common shares outstanding (used in the calculation of diluted earnings per share)	26,313

Excluded from the calculation of diluted earnings per share are the Ordinary Warrants to purchase 3,750,000 shares of our common stock as they were out-of-the-money as of March 31, 2010.

NOTE 18—DISCONTINUED OPERATIONS (PREDECESSORS)

TEH disposed of Tropicana LV, located in Las Vegas, Nevada, during the year ended December 31, 2009.  As a result, Tropicana LV was no longer owned or operated by TEH subsequent to June 30, 2009.  In addition, TEH assigned the leases and all rights and certain obligations related to Tahoe Horizon located in Lake Tahoe, Nevada, in two phases effective June 15, 2009 and October 16, 2009.  As a result, TEH no longer had any involvement with operating Tahoe Horizon subsequent to October 16, 2009.  Accordingly, the results of operations of Tropicana LV and Tahoe Horizon are presented as discontinued operations in the condensed statements of operations for the quarter ended March 31, 2009.  The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed statements of cash flows.

Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

Predecessor
TEH
Three Months Ended March 31,
2009
Net revenues	$29,754
Operating costs and expenses	33,833
Loss from operations	(4,079)
Interest expense, net (contractual interest was $4,889)	(2,556)
Reorganization items, net	(1,032)
Loss from discontinued operations, net	$(7,667)

Reorganization items related to discontinued operations, represent amounts incurred since the Petition Date as a direct result of the Chapter 11 Cases for Tropicana LV and Tahoe Horizon, and were comprised of the following (in thousands, unaudited):

Predecessor
TEH
Three Months Ended March 31,
2009
Professional fees	$(1,061)
Interest income	56
Other	(27)
Total reorganization items included in loss from discontinued operations, net	$(1,032)

NOTE 19—INCOME TAXES

The Company's effective income tax rate for the Successor Period was (0.3)%  The difference between the federal statutory rate of 35% and the Company's effective tax rate for the Successor Period was primarily related to the bargain purchase gain of $48.6 million for which no income tax expense was recognized.  TEH's effective tax rate for the Predecessor Period and the quarter ended March 31, 2009 was 1.3% and 18.7%, respectively.  The difference between the federal statutory rate of 35% and TEH's tax rate for the Predecessor Period was primarily due to reorganization charges for which no tax benefit was recognized.  The difference between the federal statutory rate of 35% and TEH's tax rate for the quarter ended March 31, 2009 was primarily due to changes in the Company's valuation allowance.   Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

CP Vicksburg and JMBS Casino were pass-through entities for federal and state income tax purposes. As pass-through entities, the tax attributes of CP Vicksburg and JMBS Casino would pass through to its members who owed any related income taxes. As a result, no provision for income taxes was recorded in the accompanying financial statements for CP Vicksburg and JMBS Casino.

NOTE 20—SEGMENT INFORMATION

The Company views each property as an operating segment which we aggregate by region in order to present our four reportable segments: (i) East, (ii) Central, (iii) West, and (iv) South. The Company uses operating income to compare operating results among its segments and allocate resources. The following tables highlight by segment our net revenues, operating income (loss) and reconciles operating income to income (loss) from continuing operations before income taxes for the Successor Period, the Predecessor Period and the quarter ended March 31, 2009 (in thousands, unaudited):

	Successor	Predecessors
	Period March 8, 2010	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
	through March 31, 2010	Period January 1, 2010 through March 7, 2010			Three Months Ended March 31, 2009
Net revenues:
East	$19,666	$—	$—	$—	$—	$—	$—
Central	8,217	22,432	—	—	31,308	—	—
West	9,558	25,999	—	—	40,334	—	—
South	7,435	16,043	1,271	3,552	27,438	4,361	4,901
Corporate and other	39	45	—	—	3	—	—
Total net revenues	$44,915	$64,519	$1,271	$3,552	$99,083	$4,361	$4,901
Operating income (loss):
East	$(217)	$—	$—	$—	$—	$—	$—
Central	1,780	4,691	—	—	5,374	—	—
West	1,226	1,731	—	—	779	—	—
South	1,069	2,603	(874)	933	6,045	(595)	791
Corporate and other	(2,210)	(4,604)	—	—	(6,501)	—	—
Total operating income (loss)	$1,648	$4,421	$(874)	$933	$5,697	$(595)	$791
Reconciliation of operating income (loss) to income (loss) from continuing operations before income taxes:
Operating income (loss)	$1,648	$4,421	$(874)	$933	$5,697	$(595)	$791
Interest expense	(2,150)	(2,005)	—	(2)	(3,469)	(5)	—
Interest income	46	11	40	103	—	59	76
Gain on bargain purchase	48,579	—	—	—	—	—	—
Loss related to guarantee of affiliate debt	—	—	—	—	—	(7,510)	(7,510)
Reorganization items, net	—	2,093,098	2,286,748	2,266,609	(11,278)	(10)	(11)
Income (loss) from continuing operations before income taxes	$48,123	$2,095,525	$2,285,914	$2,267,643	$(9,050)	$(8,061)	$(6,654)

	Successor	Predecessors
	March 31,	TEH	CP Vicksburg	JMBS Casino
	2010	December 31, 2009
Assets by segment:
East	$316,718	$—	$—	$—
Central	164,130	207,646	—	—
West	116,029	265,277	—	—
South	130,764	137,127	16,731	34,969
Corporate and other	136,991	208,162	—	—
Total assets	$864,632	$818,212	$16,731	$34,969

NOTE 21—SUBSEQUENT EVENTS

We have evaluated all activity of the Company through the date the condensed financial statements were issued, and concluded that no other material subsequent events would require recognition in the consolidated financial statements or disclosure in the notes to the condensed financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

We are a Delaware corporation that was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC (“TEH”), and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). We also acquired Columbia Properties Vicksburg, LLC (“CP Vicksburg”), JMBS Casino, LLC (“JMBS Casino”) and CP Laughlin Realty, LLC all of whom were part of the same plan of reorganization (the “Plan”) as TEH (collectively, the “Predecessors”). Except where the context suggests otherwise, the terms “we,” “us,” “our,” and “the Company” refer to Tropicana Entertainment Inc. and its subsidiaries.

In addition, we acquired certain assets of Adamar of New Jersey, Inc. (“Adamar”), an unconsolidated subsidiary of TEH, pursuant to an Amended and Restated Purchase Agreement, including the Tropicana Casino and Resort, Atlantic City (“Tropicana AC”).  The results of operations of Tropicana AC are not presented for the Predecessor Period (as defined below). The results of operations of Tropicana AC are included in the Successor Period (as defined below).

The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the “Restructuring Transactions”) were consummated and became effective on March 8, 2010 (the “Effective Date”), at which time we acquired Adamar and several of the Predecessors’ gaming properties and related assets. Prior to March 8, 2010, we conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.

Upon the Effective Date and following the completion of the Restructuring Transactions, we adopted fresh start reporting in accordance with accounting guidance on reorganizations. As a result, the value of the Predecessors’ assets, including intangible assets and liabilities has been adjusted to their estimated fair values on our condensed consolidated balance sheet. In accordance with accounting guidance for business combinations, the preliminary allocation is subject to additional adjustments within one year from the Effective Date as improved information on asset and liability valuations becomes available.

The historical financial results of the Predecessors and Adamar are not indicative of our current financial condition or our future results of operations following the Effective Date. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

Presentation

References in this Quarterly Report on Form 10-Q to “Successor” refer to the Company on or after March 8, 2010, after giving effect to (i) the issuance of 12,098,053 shares of common stock ($0.01 par value per share, the “Common Stock”) and warrants to purchase an additional 3,750,000 shares of our Common Stock (the “Ordinary Warrants”) in accordance with the Plan, (ii) the entering into our credit facility in an aggregate principal amount of $150 million (the “Exit Facility”) in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of our Common Stock at $.01 per share (the “Penny Warrants”), (iii) the application of fresh start reporting and (iv) the issuance of 12,901,947 shares of Common Stock related to the acquisition of Tropicana AC.  References to “Predecessors” refer to the Predecessors prior to March 8, 2010.

Due to the adoption of fresh start reporting on March 8, 2010, the accompanying condensed statements of operations, and cash flows for the three months ended March 31, 2010 are presented for two periods: January 1, 2010 through March 7, 2010 (the “Predecessor Period”) for each of the Predecessors and March 8, 2010 through March 31, 2010 (the “Successor Period”) for the Company. The Predecessor Period reflects the historical accounting basis in the Predecessors’ assets and liabilities, while the Successor Period reflects the assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

Overview

We currently own and operate a diversified, multi-jurisdictional collection of casino gaming properties.  The nine casino properties we acquired through the Restructuring Transactions feature approximately 435,000 square feet of gaming space and 5,866 hotel rooms, serviced by approximately 7,300 full and part-time employees in the aggregate.  The nine casino facilities we currently operate include three casinos in Nevada, three casinos in Mississippi and one casino in each of Indiana, Louisiana and New Jersey.

We view each property as an operating segment which we aggregate by region in order to present our four reportable segments: (i) East, (ii) Central, (iii) West, and (iv) South.  Our operations after March 8, 2010, by region include the following:

•                  East - Tropicana AC located in Atlantic City, New Jersey;

•                  Central - Casino Aztar Evansville (“Casino Aztar”) located in Evansville, Indiana;

•                  West - Tropicana Express Hotel and Casino (“Tropicana Express”) located in Laughlin, Nevada; River Palms Hotel and Casino (“River Palms”) located in Laughlin, Nevada; and MontBleu Casino Resort & Spa (“MontBleu”) located in South Lake Tahoe, Nevada; and

•                  South - Belle of Baton Rouge located in Baton Rouge, Louisiana; Bayou Caddy’s Jubilee Casino (“Jubilee”) located in Greenville, Mississippi; Lighthouse Point Casino (“Lighthouse Point”) located in Greenville, Mississippi; and Horizon Vicksburg Casino (“Horizon Vicksburg”) located in Vicksburg, Mississippi.

Our financial results are highly dependent upon the number of customers that we attract to our facilities and the amounts those customers spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the discretionary income of our customers, competitive factors, gaming tax increases and other regulatory changes, the opening of new gaming operations, the negative impact the Predecessors’ bankruptcy filings had on our facilities, our ability to reinvest in our properties, increased costs in connection with the rejection of certain pre-petition contracts, potential future liability for liabilities of the Predecessors that we assumed, our limited operating history, and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality and other factors.  Historically, our operating results are the strongest in the third quarter and the weakest in the fourth quarter. In addition, favorable weather and long-weekend holidays affect our operating results.

Revenues are one of our main performance indicators with more than 85% of net revenues generated from casino operations. Casino revenues represent the difference between wins and losses from gaming activities such as slot machines and table games. Most of our casino revenues are counted in the form of cash and chips and therefore are not subject to any significant or complex estimation. Most of our revenues are essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. As a result, fluctuations in net revenues have a direct impact on cash flows from operating activities. Other performance indicators include hotel occupancy, which is a volume indicator for hotels, and the average daily rate, which is a price indicator for the amount customers paid for hotel rooms.

The following significant factors and trends should be considered in analyzing our operating performance:

•                  Tropicana AC.  We acquired Tropicana AC on March 8, 2010 and its operating results are included only from the Effective Date.

•                  Fresh Start Reporting.  As noted above, we adopted fresh start reporting on March 8, 2010 and as a result our results of operations are not comparable to those of the Predecessors.  In particular, the assets and liabilities of the Predecessors have been adjusted to fair value and certain assets and liabilities not previously recognized in the Predecessors’ financial statements have been recognized under fresh start reporting.  The most significant changes are in depreciation and amortization as we recorded our property and equipment at their estimated fair value upon the Effective Date.  Depreciation and amortization expense for the Successor Period was $3.1 million.

•                  General Economic Conditions. Weak economic conditions continue to adversely impact the gaming industry and the Company. We believe our guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the credit, investment and housing markets.

•                  Cost Efficiencies.  As a result of economic conditions, the Predecessors focused on efficiency initiatives that they began implementing in early 2009.  These cost saving initiatives included a reduction in the number of employees, reduced advertising and promotional expenses, and the suspension of the employer match to the 401(k) plan, among other initiatives.

•                  Debt and Interest Expense.  On December 29, 2009, we entered into the Exit Facility, which consists of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the “Term Loan Facility”) and (ii) a $20 million senior secured revolving credit facility (the “Revolving Facility”).  The Exit Facility matures on March 8, 2013.   The Term Loan Facility requires principal payments of $1.3 million annually on March 8, 2011 and 2012.  The Revolving Facility does not generally require principal payments prior to the Maturity Date.  On the Effective Date, the proceeds of the Exit Facility were used to repay certain indebtedness, including the Predecessors $65 million post-petition, debtor-in-possession financing (the “DIP Credit Facility”), to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. As a result of entering into the Exit Facility, our interest expense was $2.2 million for the Successor Period.  The Exit Facility is guaranteed by substantially all our existing and future subsidiaries.

•                  Gain on Bargain Purchase.  During the Successor Period, we recorded a gain on bargain purchase of $48.6 million which was recorded in connection with the Tropicana AC acquisition.  In accordance with accounting guidance related to business combinations, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase and any resulting gain on bargain purchase must be recognized in earnings on the acquisition date.  The gain on bargain purchase is disclosed on a separate line item in the Company’s condensed statement of operations for the Successor Period.

Results of Operations - TEI

The following table sets forth certain information concerning our results of operations (dollars in thousands):

Successor (a)
Period from March 8, 2010 through March 31, 2010
Net revenues:
East	$19,666
Central	8,217
West	9,558
South	7.435
Corporate and other	39
Total net revenues	$44,915

Operating income (loss):
East	$(217)
Central	1,780
West	1,226
South	1,069
Corporate and other	(2,210)
Total operating income	$1,648

Operating income margin (b):
East	(1.1)%
Central	21.7%
West	12.8%
South	14.4%
Total operating income margin	3.7%

Net income	$48,271

(a)          The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

(b)         Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

Successor (a)
Period from March 8, 2010 through March 31, 2010
Revenues:
Casino	$40,137
Room	7,025
Food and beverage	6,242
Other	1,774
Gross revenues	55,178

Less: Promotional allowances	(10,263)
Net revenues	$44,915

(a)          The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

Net Revenues

Net revenues for the Successor Period include net revenues attributable to the acquisition of Tropicana AC, which contributed $19.7 million in net revenues.  In the first quarter of 2010 the Atlantic City market experienced year over year declines in casino revenue of 10%.  Year over year declines in net revenues in the Central, West and South regions were the result of the weak economy reflecting the continuing economic slowdown and reduced consumer discretionary spending across all of our properties.

Net revenues in the West continue to be negatively impacted by the deterioration of casino revenues in the Laughlin and South Lake Tahoe markets.  The Laughlin market witnessed a first quarter of 2010 decline in casino revenue of 8% compared to the first quarter of 2009.  In the first quarter of 2010, the South Lake Tahoe market experienced a decline in casino revenue of 12% compared to the first quarter of 2009.  Net revenues for the West region were $9.6 million.

The decline in net revenues in the South was attributable to decreases at Belle of Baton Rouge as well as at Horizon Vicksburg.  Baton Rouge results were negatively impacted due to an overall market decline in casino revenue of 18% in the first quarter of 2010.  The decrease at Horizon Vicksburg was primarily attributable to the closure of the Washington Street Bridge in downtown Vicksburg since January 1, 2009 with no scheduled date of repair.  The closure has affected the accessibility to Horizon Vicksburg as Washington Street is the most direct route to the property from Interstate 20.  In addition, consistent with the cost efficiency efforts mentioned above, table game operations were eliminated at Horizon Vicksburg in the fourth quarter of 2009, which also negatively impacted revenues.

Operating Income

The Successor Period includes a $0.2 million operating loss attributable to Tropicana AC. Operating income compared to the same period in prior year for the Central and West regions improved with results of $1.8 million and $1.2 million, respectively.  These improvements were offset by results in the South of $1.1 million. In addition, corporate expenses were $2.2 million for the period.

Interest Expense

Interest expense for the Successor Period was $2.2 million.  The interest expense was related to our Exit Facility which was funded on March 8, 2010 and bears interest at 15% per annum and was issued at a 7% discount.  Cash paid for interest expense was $1.3 million for the Successor Period.

Income Taxes

The income tax benefit was $0.2 million for the Successor Period and our effective income tax rate was (0.3)%  The difference between the federal statutory rate of 35% and the effective tax rate for the Successor Period was primarily due to the bargain purchase gain of $48.6 million for which no income tax expense was recognized.

Net Income

Net income for the Successor Period was $48.3 million which was impacted by a gain on bargain purchase of $48.6 million related to the acquisition of Tropicana AC.

Liquidity and Capital Resources - TEI

Our cash flows are and will continue to be affected by a variety of factors, many of which are outside of our control, including regulatory issues, competition, financial markets and other general business conditions. On the Effective Date, we repaid the Predecessors’ DIP Credit Facility with the Exit Facility as discussed below. We believe that we will have sufficient liquidity through anticipated borrowing availability, available cash, trade credit and cash flow from our properties to fund our cash requirements and capital expenditures for at least twelve months. We will endeavor to fund capital expenditures for maintenance of our properties through future improvements in operating results and increased borrowing availability for at least twelve months. However, we cannot provide assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations as our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

The following table summarizes our cash flows (in thousands):

Successor (a)
Period from March 8, 2010 through March 31, 2010
Cash Flow Information:
Net cash provided by operating activities	$4,347
Net cash used in investing activities	(194)
Net cash used in financing activities	(37)
Net increase in cash and cash equivalents	$4,116

(a)          The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

For the Successor Period net cash provided by operating activities include the results of Tropicana AC.  Cash paid for interest expenses was $1.3 million.

Net cash used in investing activities consists primarily of capital expenditures.  Capital expenditures during the Successor Period related to expenditures necessary to keep our existing properties at their current levels and were typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.

Net cash used in financing activities consists of repayment of debt and proceeds from the exercise of Penny Warrants.

Exit Facility

On December 29, 2009, we entered into agreements for the Exit Facility, which consists of (i) a $130 million Term Loan Facility and (ii) a $20 million Revolving Facility.  The Exit Facility was funded on the Effective Date and matures on March 8, 2013.  The Term Loan requires mandatory principal amortization of $1.3 million annually on March 8, 2011 and 2012.  The Revolving Facility requires no mandatory principal payments.  Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders of the Exit Facility.  On the Effective Date the proceeds of the Exit Facility were used to repay certain indebtedness, including the Predecessors DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes.   All amounts outstanding under the Exit Facility will bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company is required to pay an annual administrative fee of $100,000 and an unused line fee equal to

0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of the Company.

The Exit Facility contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 2.00 to 1.00 and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants will be tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against the Company or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses and (vi) the bankruptcy or insolvency of the Company or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with these covenant requirements at March 31, 2010.

Our interest expense for the Successor Period was $2.2 million. As a result of entering into the Exit Facility, we expect a significant increase in interest expense compared to 2009.

Contractual Obligations

The following table summarizes our material future non-rejected contractual obligations as of March 31, 2010 (in thousands, unaudited):

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 to 5 Years	More Than 5 Years
Debt (including Exit Facility)	$1,663	$128,781	$80	$—
Estimated interest payment on debt (a)	19,500	39,000	—	—
Operating leases	8,564	17,534	16,319	68,962
Purchase obligations (b)	1,178	315	2	—
Total	$30,905	$185,630	$16,401	$68,962

(a)                              Estimated interest payment on debt is based on principal amounts outstanding at March 31, 2010 and the interest rate at March 31, 2010.

(b)                             Includes commitments for various contracts, including advertising, maintenance contracts and service agreements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources is based on our condensed financial statements.  We prepare our condensed financial statements in conformity with accounting principles generally accepted in the United States.  Certain of our accounting policies require that we apply significant judgment in determining the estimates and assumptions for calculating estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources.  We cannot assure you that our actual results will conform to our estimates. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent cash flows.

We believe the following items are the critical accounting policies and more significant estimates and assumptions used in the preparation of our condensed financial statements. These accounting policies conform to the accounting policies contained in our financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Business Combinations

The Company accounts for business combinations in accordance with guidance related to business combinations, which require the purchase method of accounting for business combinations and the identification and recognition of intangible assets separately from goodwill.  The guidance requires, among other things, the buyer to: (1) account for the fair value of assets and liabilities acquired as of the acquisition date (i.e., a “fair value” model rather than a “cost allocation” model); (2) expense acquisition-related costs; (3) recognize assets or liabilities assumed arising from contractual contingencies at the acquisition date using acquisition-date fair values; (4) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (5) recognize at the acquisition date any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (6) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination.  In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, the guidance requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense.

Additionally, in accordance with accounting guidance related to business combinations, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase and any resulting gain on bargain purchase must be recognized in earnings on the acquisition date.

Fresh Start Reporting

The adoption of fresh start reporting results in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values and the predecessor’s accumulated deficit is eliminated. In adopting fresh-start reporting, the Company is required to determine its enterprise value, which represents the fair value of the entity before considering its interest bearing debt.

CRDA Investment

The Casino Reinvestment Development Authority (“CRDA”) deposits are carried at cost less a valuation allowance because they have to be used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. The valuation allowance is established by a charge to the Statement of Operations as part of general and administrative expense at the time the obligation is incurred to make the deposit unless there is an agreement with the CRDA for a return of the deposit at full face value. If the CRDA deposits are used to purchase CRDA bonds, the valuation allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the valuation allowance is transferred to those investments and remains a valuation allowance. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less a valuation allowance.

Property and Equipment

Property and equipment under fresh start reporting and business combination guidance is stated at fair value as of the Effective Date and acquisition date, respectively.  Property and equipment acquired subsequent to the Effective Date and the acquisition date are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, or for capital leases and leasehold improvements, over the shorter of the asset’s useful life or the term of the lease. Gains or losses on disposals of assets are recognized as incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred.

We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Our depreciation expense is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, we account for the change prospectively.

Long-Lived Assets

We evaluate our property and equipment and other long-lived assets for impairment in accordance with accounting guidance related to impairment or disposal of long-lived assets. For assets to be held for sale, we recognize the asset to be sold at the lower of carrying value or fair value less costs to sell. Fair value for assets held for sale is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For long-lived assets to be held and used, we review for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows are less than the carrying value, then impairment is measured based on estimated fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

Intangible Assets

We test for impairment of indefinite-lived intangible assets annually in the fourth quarter of each year and in certain situations between those annual dates. Indefinite-lived intangible assets are tested for impairment using a discounted cash flow approach and are not amortized. Intangible assets with a definite life are amortized over their useful life which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.

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

Self-Insurance Reserves

We are self-insured up to certain stop loss amounts for employee health coverage, workers’ compensation and general liability cost, including certain employment practices claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as provided by a third party. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points.

Customer Loyalty Program

The Company provides certain customer loyalty programs (the “Programs”) at its casinos, which allow customers to redeem points earned from their gaming activity for cash, food, beverage, rooms or merchandise. Under the Programs, customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the Programs. The Company records a liability for the estimated cost of the outstanding points under the Programs that it believes will ultimately be redeemed. The estimated cost of the outstanding points under the Programs is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, the Company accrues this cost (after consideration of estimated redemption rates) as they are earned, which is included in promotional allowances. For points that may only be redeemed for goods or services but cannot be redeemed for cash, the Company estimates the cost and accrues for this expense as the points are earned from gaming play, which is recorded as casino operating costs and expense.

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

Recently Issued Accounting Standards

In April 2010, accounting guidance was updated regarding the accounting for casino base jackpot liabilities.  The guidance clarifies that an entity should not accrue jackpot liabilities (or portion thereof) before a jackpot is won if the entity can avoid paying the jackpot but should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The guidance applies to both base and progressive jackpots.  The effect of the guidance should be recorded as a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  In accordance with accounting guidance related to fresh start reporting, the Company adopted the updated guidance on the Effective Date and the adoption did not have a material impact on the Company’s condensed financial statements.

In January 2010, new accounting guidance was updated regarding fair value measurements and disclosures.  The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Company adopted the new accounting guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company’s condensed financial statements.

In June 2009, new accounting standards were issued regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The Company adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material effect on the Company’s condensed financial statements.

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our condensed financial statements.

As previously noted, we are required to report certain historical results of the Predecessors in this report.  The following results of TEH, CP Vicksburg and JMBS Casino, are not indicative of our current financial condition or our future results of operations.

Results of Operations - TEH

The following table sets forth certain information concerning the results of operations for TEH (dollars in thousands):

	Predecessor TEH (a)
	Period from January 1, 2010 through March 7, 2010	Three Months Ended March 31, 2009
Net revenues:
Central	$22,432	$31,308
West	25,999	40,334
South	16,043	27,438
Corporate and other	45	3
Total net revenues	$64,519	$99,083

Operating income (loss):
Central	$4,691	$5,374
West	1,731	779
South	2,603	6,045
Corporate and other	(4,604)	(6,501)
Total operating income	$4,421	$5,697

Operating income margin (b):
Central	20.9%	17.2%
West	6.7%	1.9%
South	16.2%	22.0%
Total operating income margin	6.9%	5.7%

Net income (loss)	$2,123,024	$(19,530)

(a)          The results for the Predecessor are not comparable to the Successor due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

(b)         Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of net revenues for TEH (in thousands):

	Predecessor TEH (a)
	Period from January 1, 2010 through March 7, 2010	Three Months Ended March 31, 2009
Revenues:
Casino	$55,416	$86,038
Room	7,101	11,127
Food and beverage	9,306	16,475
Other	1,559	2,673
Gross revenues	73,382	116,313

Less: promotional allowances	(8,863)	(17,230)
Net revenues	$64,519	$99,083

(a)          The results for the Predecessor are not comparable to the Successor due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

Net Revenues

Net revenues for the Predecessor Period decreased $34.6 million from the first quarter of 2009.  The decrease in net revenues was attributable to an $8.9 million decline in the Central region, a $14.3 million decline in the West region and an $11.4 million decline in the South region.  The declines in net revenue are partially attributable to the shortened Predecessor Period (66 days, versus 90 days in 2009).  In addition, the declines in net revenue in all regions were the result of the weak economy, reflecting the overall decrease in consumer discretionary spending and the impact it has had on gaming revenue in those markets.

Net revenues for the West region were down $14.3 million in part due to the shortened Predecessor Period.  Net revenues in the West region were also negatively impacted by the continued deterioration of casino revenue in the Laughlin and South Lake Tahoe markets.  The Laughlin market witnessed a first quarter 2010 decline in casino revenue of 8% compared to 2009.  The South Lake Tahoe market experienced a decline in casino revenue of 12% compared to 2009.

Net revenues for the South region were down $11.4 million from the first quarter of 2009.  The decline in net revenues in the South was attributable to the shortened Predecessor Period as well as decreases in casino revenue at Belle of Baton Rouge.  Baton Rouge results decreased due to an overall market decline in casino revenue of 18% for the first quarter of 2010 as compared to the first quarter of 2009.

Casino revenues for the Predecessor Period decreased $25.9 million from the first quarter of 2009.  The decrease in casino revenues was attributable to the same reasons affecting net revenues discussed above.

Room revenues for the Predecessor Period decreased $4.0 million from the first quarter of 2009.  The decrease in room revenues was attributable to the same factors affecting net revenues discussed above.  The average daily room rate in the South region decreased to $90 in the Predecessor Period as compared to $99 in the first quarter of 2009, while room occupancy decreased to 45% in the Predecessor Period from 55% in the first quarter of 2009.  The average daily room rate in the West region increased to $43 in the Predecessor Period as compared to $39 in the first quarter of 2009, while room occupancy decreased to 56% in the Predecessor Period from 75% in the first quarter of 2009.

Food and beverage revenues for the Predecessor Period decreased $7.2 million from the first quarter of 2009.  The decrease in food and beverage revenues was attributable to the same factors affecting net revenues discussed above.

For the Predecessor Period, promotional allowances decreased $8.4 million from the first quarter of 2009.  The decrease in promotional allowances was attributable to the decline in casino revenue as well as TEH’s focus on continued margin improvement.

Operating Income

For the Predecessor Period, total operating income decreased $1.3 million from the first quarter of 2009.  The decrease in operating income was attributable to the shortened Predecessor Period.  The West region experienced a $1.0 million increase in operating income, which was offset by decreases in the Central region of $0.7 million and $3.4 million in the South compared to prior year driven by the reductions in net revenue noted above.  Corporate expense decreased during the Predecessor Period by $1.9 million as compared to the first quarter of 2009, primarily driven by the shortened period.

Interest Expense

Interest expense for the Predecessor Period was $2.0 million as compared to $3.5 million in first quarter of 2009.  Interest expense is related to the DIP Credit Facility which had an interest rate of 13.3% on an outstanding balance of $65.2 million, which was repaid in full on March 8, 2010.  Cash paid for interest expense was $2.0 million and $15.6 million for the Predecessor Period and the first quarter of 2009, respectively.

Income Taxes

The income tax benefit was $26.7 million for the Predecessor Period as compared to an expense of $1.7 million for the first quarter of 2009.  For the Predecessor Period and the first quarter of 2009, the effective income tax rates were 1.3% and 18.7%, respectively.  The difference between the federal statutory rate of 35% and the effective tax rate for Predecessor Period was primarily due to reorganization charges for which no tax benefit is recognized.  The difference between the federal statutory rate of 35% and the effective tax rate for the first quarter of 2009 was primarily due to changes in TEH’s valuation allowance.

Discontinued Operations

TEH disposed of Tropicana Hotel & Casino (“Tropicana LV”) located in Las Vegas, Nevada during the year ended December 31, 2009.  As a result, Tropicana LV was no longer owned or operated by TEH subsequent to June 30, 2009.  In addition, TEH assigned the leases and all rights and certain obligations related to Horizon Casino Resort (“Tahoe Horizon”) located in Lake Tahoe, Nevada in two phases effective June 15, 2009 and October 16, 2009.  As a result, TEH no longer had any involvement with operating Tahoe Horizon subsequent to October 16, 2009.  Accordingly, the results of operations of Tropicana LV and Tahoe Horizon are presented as discontinued operations in the condensed statements of operations for the quarter ended March 31, 2009.  The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed statements of cash flows.

Net Income (Loss)

Net income for the Predecessor Period was $2.1 billion, which was impacted by a net gain of $2.1 billion related to reorganization items as a result of the discharge of debt and liabilities subject to compromise.  Net loss for the first quarter of 2009 was $19.5 million, which included net expenses of $11.3 million related to reorganization items.

Liquidity and Capital Resources - TEH

The following table summarizes the cash flows for TEH (in thousands):

	Predecessor TEH (a)
	Period from January 1, 2010 through March 7, 2010	Three Months Ended March 31, 2009
Cash Flow Information:
Net cash provided by (used in) operating activities	$1,923	$(20,431)
Net cash used in investing activities	(1,057)	(2,223)
Net cash provided by financing activities	38,014	8,838
Net increase (decrease) in cash and cash equivalents	$38,880	$(13,816)

(a)                The results for the Predecessor are not comparable to the Successor due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

For the Predecessor Period, net cash provided by operating activities increased $22.4 million from the quarter ended March 31, 2009.  Cash paid for interest expenses decreased to $2.0 million in the Predecessor Period as compared to $15.6 million in the first quarter of 2009.  Included in cash paid for interest in the first quarter of 2009 was adequate protection payments of approximately $11.8 million related to the Predecessors debt.  Cash paid for reorganization items decreased to $4.5 million in the Predecessor Period as compared to $12.4 million in the first quarter of 2009.

Net cash used in investing activities consists primarily of capital expenditures.  Capital expenditures during 2009 and 2010 related to expenditures necessary to keep its existing properties at their current levels and were typically replacement items due to the normal wear and tear of its properties and their equipment as a result of use and age.

The following table summarizes the cash flows from financing activities for TEH (in thousands):

	Predecessor TEH (a)
	Period from January 1, 2010 through March 7, 2010	Three Months Ended March 31, 2009
Cash Flows From Financing Activities:
Proceeds from issuance of debt	$120,900	$7,510
Repayment of debt	(65,311)	(899)
Restricted cash	(16,075)	2,977
Payment of financing costs	(1,500)	(750)
Cash flows provided by financing activities	$38,014	$8,838

(a)                      The results for the Predecessor are not comparable to the Successor due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

During the Predecessor Period, the Company used the $120.9 million of net proceeds from the Exit Facility to repay certain indebtedness, including $65.2 million related to the DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay $1.5 million for fees and expenses related to the Exit Facility and for other general corporate purposes.

Results of Operations — CP Vicksburg

The following table sets forth certain information concerning results of operations for CP Vicksburg (in thousands):

	Predecessor CP Vicksburg (a)
	Period from January 1, 2010 through March 7, 2010	Three Months Ended March 31, 2009
Revenues:
Casino	$1,189	$3,910
Rooms	86	256
Food and beverage	75	392
Other	16	79
Gross revenues	1,366	4,637
Less: promotional allowances	(95)	(276)
Net revenues	$1,271	$4,361

Operating loss	$(874)	$(595)

Net income (loss)	$2,285,914	$(8,061)

(a)          The results for the Predecessor are not comparable to the Successor due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

Net Revenues

Net revenues for the Predecessor Period decreased $3.1 million from the first quarter of 2009.  The decrease in net revenues was attributable to the shortened Predecessor Period (66 days, versus 90 days in 2009), as well as reduced consumer discretionary spending and the continued impact of the closure of the Washington Street Bridge in downtown Vicksburg, which has affected the automobile access to Horizon Vicksburg.

For the Predecessor Period, promotional allowances decreased $0.2 million from the first quarter of 2009.  The decrease in promotional allowances was directly related to the decrease in net revenues.

Operating Loss

For the Predecessor Period, operating loss increased $0.3 million from the first quarter of 2009.  The increased operating loss was attributable to the shortened Predecessor Period and the decline in casino revenue as a result of restricted automobile access to the property.

Net Income (Loss)

Net income for the Predecessor Period was $2.3 billion, which was impacted by a net gain of $2.3 billion related to reorganization items as a result of the discharge of debt and liabilities subject to compromise.  Net loss for the first quarter of 2009 was $8.1 million, including a $7.5 million loss related to the guarantee of affiliate debt.

Liquidity and Capital Resources — CP Vicksburg

The following table summarizes cash flows for CP Vicksburg (in thousands):

	Predecessor CP Vicksburg (a)
	Period from January 1, 2010 through March 7, 2010	Three Months Ended March 31, 2009
Cash Flow Information:
Net cash provided by (used in) operating activities	$6	$(709)
Net cash provided by (used in) investing activities	3	(44)
Net increase (decrease) in cash and cash equivalents	$9	$(753)

(b)               The results for the Predecessor are not comparable to the Successor due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

For the Predecessor Period, net cash provided by operating activities increased $0.7 million from the quarter ended March 31, 2009, primarily attributable to cash transfers to affiliates in the prior period which did not occur in the Predecessor Period.

Net cash used in investing activities consists primarily of capital expenditures.  Capital expenditures during 2009 related to expenditures necessary to keep CP Vicksburg’s existing property at its current level and were typically replacement items due to the normal wear and tear of the property and its equipment as a result of use and age.

Results of Operations — JMBS Casino

The following table sets forth certain information concerning the results of operations for JMBS Casino (in thousands):

	Predecessor JMBS Casino (a)
	Period from January 1, 2010 through March 7, 2010	Three Months Ended March 31, 2009
Revenues:
Casino	$3,498	$5,325
Rooms	45	67
Food and beverage	78	111
Other	30	59
Gross revenues	3,651	5,562
Less: promotional allowances	(99)	(661)
Net revenues	$3,552	$4,901

Operating income	$933	$791

Net income (loss)	$2,267,643	$(6,654)

(a)          The results for the Predecessor are not comparable to the Successor due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

Net Revenues

Net revenues for the Predecessor Period decreased $1.3 million from the first quarter of 2009.  The decrease in all components of net revenues was attributable to the reduced consumer discretionary spending in addition to the shortened Predecessor Period (66 days, versus 90 days in 2009).

For the Predecessor Period, promotional allowances decreased $0.6 million from the first quarter of 2009.  The decrease in promotional allowances was directly related to the decrease in revenues.

Operating Income

For the Predecessor Period, operating income increased $0.1 million from the first quarter of 2009.  The increased operating income was attributable to the efficiency initiatives that JMBS Casino began implementing in 2009.  These cost saving initiatives included a reduction in the number of employees, reduced advertising and promotional expenses, and the suspension of the employer match to the 401(k) plan.

Net Income (Loss)

Net income for the Predecessor Period was $2.3 billion, which was impacted by a net gain of $2.3 billion on reorganization items as a result of the discharge of debt and liabilities subject to compromise.  Net loss for the first quarter of 2009 was $6.7 million, including a $7.5 million loss related to the guarantee of affiliate debt.

Liquidity and Capital Resources — JMBS Casino

The following table summarizes the cash flows for JMBS Casino (in thousands):

	Predecessor JMBS Casino (a)
	Period from January 1, 2010 through March 7, 2010	Three Months Ended March 31, 2009
Cash Flow Information:
Net cash provided by operating activities	$1,000	$1,126
Net cash used in investing activities	(11)	(7)
Net increase in cash and cash equivalents	$989	$1,119

(a)                      The results for the Predecessor are not comparable to the Successor due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

Net cash used in investing activities consists primarily of capital expenditures.  Capital expenditures during 2009 and 2010 related to expenditures necessary to keep JMBS Casino’s existing property at its current level and were typically replacement items due to the normal wear and tear of the property and its equipment as a result of use and age.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “project,” “continue,” “pursue,” or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our operating plans, our competition, financing, revenue, tax benefits, our beliefs regarding the sufficiency of our existing cash and credit sources, including our Exit Facility and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosed under Item 4(T).

ITEM 4(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2010. This conclusion is based on an evaluation conducted under the supervision and participation of the principal executive officer and principal financial officer along with the Company’s management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations. The evaluation conducted did not include an evaluation of our Predecessors.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Certain parties affiliated with the new owners of Tropicana Hotel & Casino (“Tropicana LV”) (the “Plaintiffs”) filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, against Aztar Corporation (“Aztar”) and Tropicana Entertainment, LLC (“TE”) originally seeking a declaratory judgment that Tropicana LV may operate a hotel and casino under the name “Tropicana” without any interference by or payment to Aztar or TE (together, the “Defendants”). The Plaintiffs sought no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an answer and counterclaim asserting Plaintiffs’ use of “Tropicana” infringes upon Defendants’ rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada state court, which was granted on January 21, 2010. The parties are currently engaged in discovery. During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the “Tropicana” trademark.  Both motions were denied, although the court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the trademark as a result of agreements that are more than 25 years old.  Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could potentially deprive the Company, as successor to TE, of its asserted ownership of the Tropicana trademark, the Defendants also have filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement.  That motion is scheduled to be heard in the Bankruptcy Court on June 23, 2010.  If the Plaintiffs are successful in either court, the Company’s right to continued use of the Tropicana name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected. In the event the Plaintiffs prevail, they would also have the right to continued use of the “Tropicana” trademark in perpetuity without payment of any royalty or license fee to the Company, and their continued use of the trademark without restriction could dilute the “Tropicana” brand and be detrimental to the Company’s future properties that utilize that brand.

ITEM 1A.  RISK FACTORS.

“Item 1A.—Risk Factors,” of our Annual Report on Form 10-K includes a discussion of our risk factors. There have been no material changes to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For a discussion of recent sales of unregistered securities, see “Item 2.01—Completion of Acquisition or Disposition of Assets” of our Current Report on Form 8-K filed March 5, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)          Exhibits

Exhibit Number	Exhibit Description
2.1

First Amended Joint Plan of Reorganization of Tropicana Entertainment, LLC and Certain of its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code. (Incorporated by reference to the Company’s Amendment No. 1 to Form 10 dated December 21, 2009)

2.2

Amended and Restated Purchase Agreement, dated as of November 20, 2009, among Adamar of New Jersey, Inc., Manchester Mall, Inc., the Honorable Gary S. Stein, Tropicana Entertainment, LLC, Ramada New Jersey Holdings Corporation, Atlantic-Deauville, Inc., Adamar Garage Corporation, Ramada New Jersey, Inc., Credit Suisse, Tropicana Entertainment Inc., Tropicana Atlantic City Corp., and Tropicana AC Sub Corp (Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K; the Registrant will furnish supplementally a copy of the omitted schedules to the Commission upon request.). (Incorporated by reference to the Company’s Amendment No. 1 to Form 10 dated December 21, 2009)

3.1	Amended and Restated Certificate of Incorporation of Tropicana Entertainment Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 11, 2010)

3.2	Amended and Restated Bylaws of Tropicana Entertainment Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 11, 2010)

4.1

Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Registrant. (Incorporated by reference to the Company’s Post-Effective Amendment No. 1 to Form 10 dated January 25, 2010)

4.2	Form of Stock Purchase Warrant issued to general unsecured creditors of the Predecessors. (Incorporated by reference to the Company’s Amendment No. 1 to Form 10 dated December 21, 2009)

4.3	Form of Stock Purchase Warrant issued to lenders under the Exit Facility. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 11, 2010)

31.1	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description
31.2	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2010

Tropicana Entertainment Inc.

By:	/s/ SCOTT C. BUTERA
Name: Scott C. Butera Title: Chief Executive Officer and President

By:	/s/ LANCE J. MILLAGE
Name: Lance J. Millage Title: Senior Vice President, Finance