Form 10-Q/A
period 2010-03-31
Tropicana Entertainment Inc.
filed 2010-08-20
CIK 1476246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Tropicana Entertainment Inc. is filing this Amendment No.1 on Form 10-Q/A for the period ended March 31, 2010 to reflect the restatement of its condensed financial statements as of March 31, 2010 and for the period from March 8, 2010 through March 31, 2010 (“the Successor Period”), the notes thereto, and related disclosures. In connection with the preparation of the Company’s Form 10-Q for the period ended June 30, 2010, the Company determined that the original accounting for the acquisition of Tropicana Casino and Resort, Atlantic City (“Tropicana AC”) improperly resulted in a “gain on bargain purchase”. To correct the error, the Company has restated its financial statements as of March 31, 2010 and for the Successor Period to adjust the fair value of the consideration transferred in the acquisition of Tropicana AC to the fair value of the net assets acquired as of March 8, 2010, the acquisition date. This adjustment resulted in the elimination of the “gain on bargain purchase” of $48.6 million in the Successor Period as previously reported and the recognition of goodwill of $33.5 million as of the acquisition date.

The adjustments are described in Note 22 to the condensed financial statements. This Amendment No.1 on Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1 and 2. Except as identified in the prior sentence, no other items included in the original Form 10-Q have been amended or updated to reflect any events that occurred after the filing date of the original Form 10-Q, and such items remain in effect as of the filing date of the original Form 10-Q.

Pursuant to rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2 and 32.

PART I

ITEM 1.  FINANCIAL STATEMENTS

TROPICANA ENTERTAINMENT INC.

CONDENSED BALANCE SHEETS

(amounts in thousands)

	Successor	Predecessors
	Tropicana Entertainment Inc. March 31, 2010	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
	(unaudited)	December 31, 2009
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$157,828	$50,904	$2,372	$3,844
Restricted cash	18,876	2,772	—	—
Receivables, net	33,702	14,514	31	22
Due from affiliates	—	4,790	139	579
Inventories	3,708	1,749	—	—
Prepaid expenses and other assets	16,047	9,017	244	231
Total current assets	230,161	83,746	2,786	4,676
Property and equipment, net	457,825	423,650	10,558	16,229
Beneficial interest in Trust	—	200,000	—	—
Goodwill	63,935	16,802	590	8,432
Intangible assets, net	90,161	73,888	320	20
Investments	31,229	—	—	—
Receivable from affiliate	—	—	9,798	10,976
Reserve related to receivable from affiliate	—	—	(7,478)	(5,451)
Other assets, net	24,870	20,126	157	87
Total assets	$898,181	$818,212	$16,731	$34,969

LIABILITIES AND SHAREHOLDERS’ EQUITY/MEMBERS’ DEFICIT
Current liabilities not subject to compromise:
Current portion of debt	$1,663	$65,669	$—	$—
Accounts payable	59,058	24,639	577	450
Due to affiliates	—	2,897	2,601	767
Accrued expenses and other current liabilities	63,540	30,175	2,145	1,277
Notes payable to affiliate guarantors	—	7,000	—	—
Total current liabilities not subject to compromise	124,261	130,380	5,323	2,494
Long-term debt	100,922	—	—	—
Other long-term liabilities	1,912	31,891	1,950	—
Deferred tax liabilities	63,935	29,980	—	—
Total liabilities not subject to compromise	291,030	192,251	7,273	2,494
Liabilities subject to compromise	—	2,449,900	3,455	1,434
Liabilities subject to compromise - guarantee of affiliate debt	—	—	2,289,249	2,289,249
Total liabilities	291,030	2,642,151	2,299,977	2,293,177
Commitments and contingencies
Shareholders’ equity/Members’ deficit:
Predecessors members’ deficit	—	(1,842,035)	(2,283,246)	(2,258,208)
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 25,966,307 shares issued and outstanding at March 31, 2010	259	—	—	—
Additional paid-in capital	605,909	—	—	—
Accumulated deficit	(308)	—	—	—
Tropicana Entertainment Inc. shareholders’ equity	605,860	—	—	—
Noncontrolling interest	1,291	18,096	—	—
Total shareholders’ equity/members’ deficit	607,151	(1,823,939)	(2,283,246)	(2,258,208)
Total liabilities and shareholders’ equity/members’ deficit	$898,181	$818,212	$16,731	$34,969

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Successor	Predecessors
	Tropicana
	Entertainment	Tropicana	Columbia		Tropicana	Columbia
	Inc.	Entertainment	Properties	JMBS	Entertainment	Properties	JMBS
	Period from	Holdings,	Vicksburg,	Casino,	Holdings,	Vicksburg,	Casino,
	March 8, 2010	LLC	LLC	LLC	LLC	LLC	LLC
	through	Period from January 1, 2010 through			Three Months ended
	March 31, 2010	March 7, 2010			March 31, 2009
	(restated)
Revenues:
Casino	$40,137	$55,416	$1,189	$3,498	$86,038	$3,910	$5,325
Room	7,025	7,101	86	45	11,127	256	67
Food and beverage	6,242	9,306	75	78	16,475	392	111
Other	1,774	1,559	16	30	2,673	79	59
Gross revenues	55,178	73,382	1,366	3,651	116,313	4,637	5,562
Less promotional allowances	(10,263)	(8,863)	(95)	(99)	(17,230)	(276)	(661)
Net revenues	44,915	64,519	1,271	3,552	99,083	4,361	4,901

Operating costs and expenses:
Casino	18,301	22,559	622	1,087	36,171	1,937	1,788
Room	1,820	2,819	62	24	4,827	293	59
Food and beverage	2,614	5,373	81	13	10,039	200	5
Other	642	1,081	7	—	1,482	16	—
Marketing, advertising and promotions	4,265	2,199	78	72	3,410	253	249
General and administrative	7,110	14,327	673	764	21,025	1,258	1,057
Maintenance and utilities	5,458	5,628	248	227	6,478	379	364
Depreciation and amortization	3,057	6,112	374	432	9,954	620	588
Total operating costs and expenses	43,267	60,098	2,145	2,619	93,386	4,956	4,110
Operating income (loss)	1,648	4,421	(874)	933	5,697	(595)	791
Other income (expense):
Interest expense	(2,150)	(2,005)	—	(2)	(3,469)	(5)	—
Interest income	46	11	40	103	—	59	76
Loss related to guarantee of affiliate debt	—	—	—	—	—	(7,510)	(7,510)
Total other income (expense)	(2,104)	(1,994)	40	101	(3,469)	(7,456)	(7,434)
Income (loss) from continuing operations before reorganization items and income taxes	(456)	2,427	(834)	1,034	2,228	(8,051)	(6,643)
Reorganization items, net	—	2,093,098	2,286,748	2,266,609	(11,278)	(10)	(11)
Income (loss) from continuing operations before income taxes	(456)	2,095,525	2,285,914	2,267,643	(9,050)	(8,061)	(6,654)
Income tax benefit (expense)	151	26,654	—	—	(1,694)	—	—
Income (loss) from continuing operations, including noncontrolling interest	(305)	2,122,179	2,285,914	2,267,643	(10,744)	(8,061)	(6,654)
Loss from discontinued operations, net	—	—	—	—	(7,667)	—	—
Net income (loss), including noncontrolling interest	(305)	2,122,179	2,285,914	2,267,643	(18,411)	(8,061)	(6,654)
Less net (income) loss attributable to noncontrolling interests	(3)	845	—	—	(1,119)	—	—
Net income (loss)	$(308)	$2,123,024	$2,285,914	$2,267,643	$(19,530)	$(8,061)	$(6,654)

Loss per common share:
Basic	$(0.01)
Diluted	$(0.01)
Weighted-average shares outstanding:
Basic	25,483
Diluted	26,313

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/MEMBERS’ EQUITY (DEFICIT)

(amounts in thousands)

							Predecessors
										Columbia
							Tropicana			Properties	JMBS
	Successor						Entertainment			Vicksburg,	Casino,
	Tropicana Entertainment Inc.						Holdings, LLC		Total	LLC	LLC
		Additional				Total	Members’		Members’	Members’	Members’
	Common	Paid-in	Accumulated	Shareholders’	Noncontrolling	Shareholders’	Equity	Noncontrolling	Equity	Equity	Equity
	Stock	Capital	Deficit	Equity	Interest	Equity	(Deficit)	Interest	(Deficit)	(Deficit)	(Deficit)
Balances, January 1, 2010 (Predecessors)	$—	$—	$—	$—	$—	$—	$(1,842,035)	$18,096	$(1,823,939)	$(2,283,246)	$(2,258,208)
Net income (loss)	—	—	—	—	—	—	2,123,024	(845)	2,122,179	2,285,914	2,267,643
Balances, March 7, 2010 (Predecessors) (unaudited)	—	—	—	—	—	—	280,989	17,251	298,240	2,668	9,435
Elimination of Predecessors equity	—	—	—	—	—	—	(280,989)	(17,251)	(298,240)	(2,668)	(9,435)
Issuance of 12,098,053 shares of common stock and 3,750,000 Ordinary Warrants upon emergence from Chapter 11	121	304,446	—	304,567	1,288	305,855	—	—	—	—	—
Issuance of 1,312,500 Penny Warrants in connection with Exit Facility	—	19,464	—	19,464	—	19,464	—	—	—	—	—
Balances, March 7, 2010 (Successor) (unaudited)	121	323,910	—	324,031	1,288	325,319	—	—	—	—	—
Issuance of 12,901,947 shares of common stock in connection with Tropicana AC acquisition (restated)	129	281,999	—	282,128	—	282,128	—	—	—	—	—
Issuance of 966,307 shares of common stock for Penny Warrants exercised	9	—	—	9	—	9	—	—	—	—	—
Net income (loss) (restated)	—	—	(308)	(308)	3	(305)	—	—	—	—	—
Balances, March 31, 2010 (Successor) (unadudited) (restated)	$259	$605,909	$(308)	$605,860	$1,291	$607,151	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Successor	Predecessors
	Tropicana
	Entertainment	Tropicana	Columbia		Tropicana	Columbia
	Inc.	Entertainment	Properties	JMBS	Entertainment	Properties	JMBS
	Period from	Holdings,	Vicksburg,	Casino,	Holdings,	Vicksburg,	Casino,
	March 8, 2010	LLC	LLC	LLC	LLC	LLC	LLC
	through	Period from January 1, 2010 through			Three Months ended
	March 31, 2010	March 7, 2010			March 31, 2009
	(restated)
Cash flows from operating activities:
Net income (loss), including noncontrolling interest	$(305)	$2,122,179	$2,285,914	$2,267,643	$(18,411)	$(8,061)	$(6,654)
Adjustments to reconcile net income (loss), including noncontrolling interest, to net cash provided by (used in) operating activities
Non-cash reorganization items and fresh start reporting adjustments	—	(2,098,064)	(2,286,754)	(2,266,614)	—	—	—
Depreciation and amortization (including discontinued operations)	3,057	6,112	374	432	12,030	620	588
Amortization of debt discount and debt issuance costs	837	137	—	—	1,013	—	—
Deferred income tax	—	(30,838)	—	—	350	—	—
Loss related to guarantee of affiliate debt	—	—	—	—	—	7,510	7,510
Changes in current assets and current liabilities:
Receivables, net	(2,105)	2,942	8	(79)	2,046	54	(2)
Inventories, prepaids and other assets	(1,320)	1,698	34	47	2,469	85	(136)
Accrued interest	(1)	(239)	—	—	(9,719)	—	—
Accounts payable, accrued expenses and other liabilities	4,492	(1,994)	(479)	(432)	(5,591)	(590)	(169)
Due from affiliates	—	(672)	934	3	119	(267)	(11)
Other	(308)	662	(25)	—	(4,737)	(60)	—
Net cash provided by (used in) operating activities	4,347	1,923	6	1,000	(20,431)	(709)	1,126
Cash flows from investing activities:
Additions of property and equipment	(349)	(1,057)	—	(11)	(2,223)	(44)	(7)
Other	155	—	3	—	—	—	—
Net cash (used in) provided by investing activities	(194)	(1,057)	3	(11)	(2,223)	(44)	(7)
Cash flows from financing activities:
Proceeds from issuance of debt	—	120,900	—	—	7,510	—	—
Repayments of debt	(46)	(65,311)	—	—	(899)	—	—
Restricted cash	—	(16,075)	—	—	2,977	—	—
Payment of financing costs	—	(1,500)	—	—	(750)	—	—
Proceeds from exercise of Penny Warrants	9	—	—	—	—	—	—
Net cash (used in) provided by financing activities	(37)	38,014	—	—	8,838	—	—
Net increase (decrease) in cash and cash equivalents	4,116	38,880	9	989	(13,816)	(753)	1,119
Increase in cash and cash equivalents related to Tropicana AC acquisition	56,714	—	—	—	—	—	—
Decrease in cash and cash equivalents related to assets held for sale	—	—	—	—	3,520	—	—
Cash and cash equivalents, beginning of period	96,998	50,904	2,372	3,844	76,869	4,303	3,322
Cash and cash equivalents, end of period	$157,828	$89,784	$2,381	$4,833	$66,573	$3,550	$4,441

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$1,313	$1,964	$—	$5	$15,600	$5	$—
Cash paid for reorganization items	—	4,465	6	7	12,434	—	—
Cash received related to reorganization items	—	1	—	—	103	—	—
Cash paid for income taxes	—	—	—	—	—	—	—
Supplemental disclosure of non-cash items:
Common stock and Ordinary Warrants issued in exchange for discharge of liabilities subject to compromise	—	305,855	—	—	—	—	—
Common stock issued in connection with acquisition of Tropicana AC	282,128	—	—	—	—	—	—

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

References in this Quarterly Report on Form 10-Q/A to “Successor” refers to the Company on or after March 8, 2010.  References to “Predecessors” refer to the Predecessors prior to March 8, 2010. The accompanying condensed statements of operations, shareholders’ equity/members’ deficit and cash flows for the three months ended March 31, 2010 are presented for two periods: January 1, 2010 through March 7, 2010 (the “Predecessor Period”) and March 8, 2010 through March 31,

2010 (the “Successor Period”). The Predecessor Period reflects the historical accounting basis in the Predecessors assets and liabilities, while the Successor Period reflects assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

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

NOTE 4—ACQUISITION OF TROPICANA AC (RESTATED)

On March 8, 2010, as discussed in Note 1, the Company acquired certain assets of Adamar including Tropicana AC in exchange for the Credit Bid.  The results of operations for Tropicana AC have been included in the Company’s condensed financial statements since that date.  The restatement related to the acquisition of Tropicana AC is further discussed in Note 22 – Restatement of Previously Issued Financial Statements.

In accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), the consideration transferred to acquire Tropicana AC was determined to be the fair value of the assets acquired and the liabilities assumed as of March 8, 2010, the acquisition date.  The fair values were determined by the Company’s management with the assistance of a third party valuation.  The purchase price allocation is preliminary and will be completed within one year of the acquisition as provided under accounting guidance related to business combinations.  The allocation of the purchase price is subject to refinement.  The most significant of the items not finalized is the determination of deferred tax balances associated with differences between the estimated fair values and the tax bases of assets acquired and liabilities assumed.  The Company’s preliminary allocation of the fair value of assets and liabilities is as follows (in thousands, unaudited):

March 8,
2010
(restated)
Cash and cash equivalents	$56,714
Other current assets	23,552
Property and equipment	189,451
Goodwill	33,549
Intangible assets	6,600
Investments	30,985
Other noncurrent assets	3,639
Current portion of long-term debt	(37)
Accounts payable	(17,763)
Accrued expenses and other current liabilities	(10,849)
Long-term debt, net of current portion	(164)
Deferred income taxes	(33,549)
Total purchase price	$282,128

The amounts of revenue and earnings of Tropicana AC included in the Company’s condensed statement of operations from the acquisition date through March 31, 2010 are as follows (in thousands, unaudited):

Period
March 8, 2010 through March 31, 2010
(restated)
Net revenues	$19,666
Operating expenses	(19,883)
Net loss	(196)

The following details TEI’s condensed consolidated opening balance sheet as of March 8, 2010 which represents the Successor upon emergence from bankruptcy and the acquisition of Tropicana AC (in thousands, unaudited):

	Successor	Tropicana AC	Eliminations(i)	TEI
		(restated)		(restated)
Cash and cash equivalents	$96,998	$56,714	$—	$153,712
Other current assets	45,771	23,552	(415)	68,908
Property and equipment	271,299	189,451	—	460,750
Goodwill	30,386	33,549	—	63,935
Intangible assets	83,743	6,600	—	90,343
Investments	—	30,985	—	30,985
Other noncurrent assets	21,148	3,639	—	24,787
Total assets	$549,345	$344,490	$(415)	$893,420

Current liabilities	$91,579	$28,649	$(415)	$119,813
Long-term debt, net of current portion	100,136	164	—	100,300
Other noncurrent liabilities	32,311	33,549	—	65,860
Total liabilities	224,026	62,362	(415)	285,973
TEI’s shareholders’ equity	324,031	282,128	—	606,159
Noncontrolling interest	1,288	—	—	1,288
Total shareholders’ equity	325,319	282,128	—	607,447
Total liabilities and shareholders’ equity	$549,345	$344,490	$(415)	$893,420

(i)             Reflects the elimination of affiliate activity of $0.4 million.

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

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination.  The Company recorded goodwill of $30.4 million upon the application of fresh start reporting and $33.5 million in connection with the acquisition of Tropicana AC. The Company established deferred tax liabilities for book and tax differences between assigned values and tax bases of the acquired assets which resulted in the Company recognizing goodwill. As of December 31, 2009, TEH had $16.8 million of goodwill related to Belle of Baton Rouge, CP Vicksburg had $0.6 million of goodwill and JMBS Casino had $8.4 million of goodwill.  In connection with fresh-start reporting, the Predecessors’ goodwill of $25.8 million was eliminated (Note 3).

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

NOTE 19—INCOME TAXES

The Company's effective income tax rate for the Successor Period was 33.1%.  The difference between the federal statutory rate of 35% and the Company's effective tax rate for the Successor Period was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.  TEH's effective tax rate for the Predecessor Period and the quarter ended March 31, 2009 was 1.3% and 18.7%, respectively.  The difference between the federal statutory rate of 35% and TEH's tax rate for the Predecessor Period was primarily due to reorganization charges for which no tax benefit was recognized.  The difference between the federal statutory rate of 35% and TEH's tax rate for the quarter ended March 31, 2009 was primarily due to changes in the Company's valuation allowance.   Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

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

	Successor	Predecessors
	Period March 8, 2010	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
	through March 31, 2010	Period January 1, 2010 through March 7, 2010			Three Months Ended March 31, 2009
	(restated)
Net revenues:
East	$19,666	$—	$—	$—	$—	$—	$—
Central	8,217	22,432	—	—	31,308	—	—
West	9,558	25,999	—	—	40,334	—	—
South	7,435	16,043	1,271	3,552	27,438	4,361	4,901
Corporate and other	39	45	—	—	3	—	—
Total net revenues	$44,915	$64,519	$1,271	$3,552	$99,083	$4,361	$4,901
Operating income (loss):
East	$(217)	$—	$—	$—	$—	$—	$—
Central	1,780	4,691	—	—	5,374	—	—
West	1,226	1,731	—	—	779	—	—
South	1,069	2,603	(874)	933	6,045	(595)	791
Corporate and other	(2,210)	(4,604)	—	—	(6,501)	—	—
Total operating income (loss)	$1,648	$4,421	$(874)	$933	$5,697	$(595)	$791
Reconciliation of operating income (loss) to income (loss) from continuing operations before income taxes:
Operating income (loss)	$1,648	$4,421	$(874)	$933	$5,697	$(595)	$791
Interest expense	(2,150)	(2,005)	—	(2)	(3,469)	(5)	—
Interest income	46	11	40	103	—	59	76
Loss related to guarantee of affiliate debt	—	—	—	—	—	(7,510)	(7,510)
Reorganization items, net	—	2,093,098	2,286,748	2,266,609	(11,278)	(10)	(11)
Income (loss) from continuing operations before income taxes	$(456)	$2,095,525	$2,285,914	$2,267,643	$(9,050)	$(8,061)	$(6,654)

	Successor	Predecessors
	March 31,	TEH	CP Vicksburg	JMBS Casino
	2010	December 31, 2009
	(restated)
Assets by segment:
East	$350,267	$—	$—	$—
Central	164,130	207,646	—	—
West	116,029	265,277	—	—
South	130,764	137,127	16,731	34,969
Corporate and other	136,991	208,162	—	—
Total assets	$898,181	$818,212	$16,731	$34,969

NOTE 21—SUBSEQUENT EVENTS

We have evaluated all activity of the Company through the date the condensed financial statements were issued, and concluded that no other material subsequent events would require recognition in the consolidated financial statements or disclosure in the notes to the condensed financial statements.

NOTE 22 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company originally considered the purchase price of Tropicana AC to be the $200.0 million Credit Bid and as a result recognized a gain on bargain purchase of $48.6 million which was net of $33.5 million associated with the establishment of deferred tax liabilities for book and tax differences between assigned values and tax bases of the assets acquired from Tropicana AC. Under ASC 805 the fair value of the consideration transferred in a business combination should be measured at fair value as of the acquisition date, March 8, 2010. The Company has determined that the fair value of the net assets acquired at the acquisition date is the most reliable measurement of the fair value of the consideration transferred in the acquisition.  The fair value of the assets acquired and the liabilities assumed of $282.1 million was determined by the Company’s management with the assistance of a third party valuation. Accordingly, the Company has restated its Successor Period financial statements to reflect the elimination of the $48.6 million gain on bargain purchase, the recognition of $33.5 million in goodwill, and the $82.1 million increase in additional paid in capital for the increased purchase price.

Effects of the Restatement on the March 31, 2010 Condensed Balance Sheet (in thousands, unaudited):

	Originally Reported	Restatement	Restated Amount
Goodwill	$30,386	$33,549	$63,935
Total Assets	864,632	33,549	898,181
Total Liabilities	291,030	—	291,030
Additional paid-in capital	523,781	82,128	605,909
Retained earnings (accumulated deficit)	48,271	(48,579)	(308)
Total shareholders’ equity	573,602	33,549	607,151

Effects of the Restatement on the Successor Period Condensed Statement of Operations (in thousands except per share data, unaudited):

	Originally Reported	Restatement	Restated Amount
Net revenues	$44,915	$—	$44,915
Operating income	1,648	—	1,648
Other income (expense)	46,475	(48,579)	(2,104)
Income (loss) from continuing operations, including noncontrolling interest	48,274	(48,579)	(456)
Net income (loss)	48,271	(48,579)	(308)
Income (loss) per common share
Basic	$1.89	$(1.90)	$(0.01)
Diluted	1.83	(1.84)	(0.01)

Effects of Successor Period Restatement on the Condensed Statement of Changes in Shareholders’ Equity (in thousands, unaudited):

	Originally		Restated
	Reported	Restatement	Amount
Issuance of 12,901,947 shares of common stock in connection with Tropicana AC acquisition:
Additional paid-in capital	$199,871	$82,128	$281,999
Total shareholders’ equity	200,000	82,128	282,128
Net income (loss):
Retained earnings (accumulated deficit)	48,271	(48,579)	(308)
Total shareholders’ equity	48,274	(48,579)	(305)
Balances, March 31, 2010 (Successor):
Additional paid-in capital	523,781	82,128	605,909
Retained earnings (accumulated deficit)	48,271	(48,579)	(308)
Total shareholders’ equity	573,602	33,549	607,151

Effects of the Restatement on the Successor Period Condensed Statement of Cash Flows (in thousands, unaudited):

	Originally Reported	Restatement	Restated Amount
Cash flows from operating activities:
Net income (loss), including noncontrolling interest	$48,274	$(48,579)	$(305)
Gain on bargain purchase	(48,579)	48,579	—
Net cash provided by operating activities	4,347	—	4,347
Net cash used in investing activities	(194)	—	(194)
Net cash used in financing activities	(37)	—	(37)
Increase in cash and cash equivalents	4,116	—	4,116
Increase in cash and cash equivalents related to Tropicana AC acquisition	56,714	—	56,714
Cash and cash equivalents, beginning of period	96,998	—	96,998
Cash and cash equivalents, end of period	157,828	—	157,828

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As described in Note 22 to the condensed financial statements, subsequent to the issuance of the condensed financial statements as of March 31, 2010 and for the period from March 8, 2010 through March 31, 2010 (the “Successor Period”), management and our Audit Committee determined that it was necessary to restate our previously issued financial statements as of March 31, 2010 and for the Successor Period to adjust the fair value of the consideration transferred in the acquisition of Tropicana AC to the fair value as of the acquisition date. Accordingly, the Company has restated such financial statements to reflect the elimination of the $48.6 million gain on bargain purchase, the recognition of $33.5 million in goodwill, and the $82.1 million increase in additional paid in capital for the increased purchase price. The following discussion and analysis of financial condition and results of operations gives effect to the restatement.

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

Presentation

References in this Quarterly Report on Form 10-Q/A to “Successor” refer to the Company on or after March 8, 2010, after giving effect to (i) the issuance of 12,098,053 shares of common stock ($0.01 par value per share, the “Common Stock”) and warrants to purchase an additional 3,750,000 shares of our Common Stock (the “Ordinary Warrants”) in accordance with the Plan, (ii) the entering into our credit facility in an aggregate principal amount of $150 million (the “Exit Facility”) in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of our Common Stock at $.01 per share (the “Penny Warrants”), (iii) the application of fresh start reporting and (iv) the issuance of 12,901,947 shares of Common Stock related to the acquisition of Tropicana AC.  References to “Predecessors” refer to the Predecessors prior to March 8, 2010.

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

Results of Operations - TEI

The following table sets forth certain information concerning our results of operations (dollars in thousands):

Successor (a)
Period from March 8, 2010 through March 31, 2010
(restated)
Net revenues:
East	$19,666
Central	8,217
West	9,558
South	7.435
Corporate and other	39
Total net revenues	$44,915

Operating income (loss):
East	$(217)
Central	1,780
West	1,226
South	1,069
Corporate and other	(2,210)
Total operating income	$1,648

Operating income margin (b):
East	(1.1)%
Central	21.7%
West	12.8%
South	14.4%
Total operating income margin	3.7%

Net loss (restated)	$(308)

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

Income Taxes (restated)

The income tax benefit was $0.2 million for the Successor Period and our effective income tax rate was 33.1%.  The difference between the federal statutory rate of 35% and the effective tax rate for the Successor Period was primarily due to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.

Net Loss (restated)

Net loss for the Successor Period was $0.3 million.

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

We believe the following items are the critical accounting policies and more significant estimates and assumptions used in the preparation of our condensed financial statements. These accounting policies conform to the accounting policies contained in our financial statements contained elsewhere in this Quarterly Report on Form 10-Q/A.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains forward-looking statements. Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “project,” “continue,” “pursue,” or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our operating plans, our competition, financing, revenue, tax benefits, our beliefs regarding the sufficiency of our existing cash and credit sources, including our Exit Facility and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Date: August 20, 2010

Tropicana Entertainment Inc.

By:	/s/ SCOTT C. BUTERA
Name: Scott C. Butera Title: Chief Executive Officer and President

By:	/s/ LANCE J. MILLAGE
Name: Lance J. Millage Title: Senior Vice President, Finance