Form 10-Q
period 2010-06-30
Tropicana Entertainment Inc.
filed 2010-08-20
CIK 1476246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

As of August 6, 2010, there were 26,312,500 shares outstanding of the registrant’s common stock.

PART I

ITEM 1.  FINANCIAL STATEMENTS

TROPICANA ENTERTAINMENT INC.

CONDENSED BALANCE SHEETS

(amounts in thousands)

	Successor	Predecessors
	Tropicana	Tropicana	Columbia
	Entertainment	Entertainment	Properties	JMBS
	Inc.	Holdings,	Vicksburg,	Casino,
	June 30,	LLC	LLC	LLC
	2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,589	$50,904	$2,372	$3,844
Restricted cash	21,570	2,772	—	—
Receivables, net	37,309	14,514	31	22
Due from affiliates	—	4,790	139	579
Inventories	3,870	1,749	—	—
Prepaid expenses and other assets	14,687	9,017	244	231
Total current assets	230,025	83,746	2,786	4,676
Property and equipment, net	459,857	423,650	10,558	16,229
Beneficial interest in Trust	—	200,000	—	—
Goodwill	63,935	16,802	590	8,432
Intangible assets, net	89,597	73,888	320	20
Investments	31,917	—	—	—
Receivable from affiliate	—	—	9,798	10,976
Reserve related to receivable from affiliate	—	—	(7,478)	(5,451)
Other assets, net	28,269	20,126	157	87
Total assets	$903,600	$818,212	$16,731	$34,969

LIABILITIES AND SHAREHOLDERS’ EQUITY/MEMBERS’ DEFICIT
Current liabilities not subject to compromise:
Current portion of debt	$1,497	$65,669	$—	$—
Accounts payable	55,523	24,639	577	450
Due to affiliates	—	2,897	2,601	767
Accrued expenses and other current liabilities	62,427	30,175	2,145	1,277
Notes payable to affiliate guarantors	—	7,000	—	—
Total current liabilities not subject to compromise	119,447	130,380	5,323	2,494
Long-term debt, net - related party	103,284	—	—	—
Other long-term liabilities	11,444	31,891	1,950	—
Deferred tax liabilities	63,935	29,980	—	—
Total liabilities not subject to compromise	298,110	192,251	7,273	2,494
Liabilities subject to compromise	—	2,449,900	3,455	1,434
Liabilities subject to compromise - guarantee of affiliate debt	—	—	2,289,249	2,289,249
Total liabilities	298,110	2,642,151	2,299,977	2,293,177
Commitments and contingencies
Shareholders’ equity/Members’ deficit:
Predecessors members’ deficit	—	(1,842,035)	(2,283,246)	(2,258,208)
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at June 30, 2010	263	—	—	—
Additional paid-in capital	605,909	—	—	—
Accumulated deficit	(1,951)	—	—	—
Tropicana Entertainment Inc. shareholders’ equity	604,221	—	—	—
Noncontrolling interest	1,269	18,096	—	—
Total shareholders’ equity/members’ deficit	605,490	(1,823,939)	(2,283,246)	(2,258,208)
Total liabilities and shareholders’ equity/members’ deficit	$903,600	$818,212	$16,731	$34,969

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Successor	Predecessors			Successor	Predecessors			Predecessors
					Tropicana
	Tropicana	Tropicana	Columbia		Entertainment	Tropicana	Columbia		Tropicana	Columbia
	Entertainment	Entertainment	Properties	JMBS	Inc.	Entertainment	Properties	JMBS	Entertainment	Properties	JMBS
	Inc.	Holdings,	Vicksburg,	Casino,	Period from	Holdings,	Vicksburg,	Casino,	Holdings,	Vicksburg,	Casino,
	Three Months	LLC	LLC	LLC	March 8, 2010	LLC	LLC	LLC	LLC	LLC	LLC
	ended	Three Months ended			through	Period from January 1, 2010 through			Six Months ended
	June 30, 2010	June 30, 2009			June 30, 2010	March 7, 2010			June 30, 2009
Revenues:
Casino	$147,322	$76,322	$2,901	$3,721	$187,459	$55,416	$1,189	$3,498	$162,360	$6,811	$9,046
Room	26,765	10,542	264	85	33,790	7,101	86	45	21,669	520	152
Food and beverage	22,471	14,181	262	88	28,713	9,306	75	78	30,656	654	199
Other	6,663	2,407	88	48	8,437	1,559	16	30	5,080	167	107
Gross revenues	203,221	103,452	3,515	3,942	258,399	73,382	1,366	3,651	219,765	8,152	9,504
Less promotional allowances	(38,111)	(13,980)	(300)	(114)	(48,374)	(8,863)	(95)	(99)	(31,210)	(576)	(775)
Net revenues	165,110	89,472	3,215	3,828	210,025	64,519	1,271	3,552	188,555	7,576	8,729

Operating costs and expenses:
Casino	63,569	37,830	1,712	1,520	81,870	22,559	622	1,087	74,001	3,649	3,308
Room	8,036	5,459	292	65	9,856	2,819	62	24	10,286	585	124
Food and beverage	10,539	6,333	158	6	13,153	5,373	81	13	16,372	358	11
Other	2,491	1,511	26	—	3,133	1,081	7	—	2,993	42	—
Marketing, advertising and promotions	15,793	2,765	174	168	20,058	2,199	78	72	6,175	427	417
General and administrative	33,586	18,296	1,212	995	42,564	14,327	673	764	39,321	2,470	2,052
Maintenance and utilities	14,660	6,514	338	327	18,250	5,628	248	227	12,992	717	691
Depreciation and amortization	11,019	10,066	622	595	14,076	6,112	374	432	20,020	1,242	1,183
Impairment charges and other write-downs	—	154,330	—	—	—	—	—	—	154,330	—	—
Total operating costs and expenses	159,693	243,104	4,534	3,676	202,960	60,098	2,145	2,619	336,490	9,490	7,786
Operating income (loss)	5,417	(153,632)	(1,319)	152	7,065	4,421	(874)	933	(147,935)	(1,914)	943
Other income (expense):
Interest expense	(8,156)	(3,873)	—	—	(10,306)	(2,005)	—	(2)	(7,342)	(5)	—
Interest income	225	—	62	91	271	11	40	103	—	121	167
Loss related to guarantee of affiliate debt	—	—	(500)	(500)	—	—	—	—	—	(8,010)	(8,010)
Total other income (expense)	(7,931)	(3,873)	(438)	(409)	(10,035)	(1,994)	40	101	(7,342)	(7,894)	(7,843)
Income (loss) from continuing operations before reorganization items and income taxes	(2,514)	(157,505)	(1,757)	(257)	(2,970)	2,427	(834)	1,034	(155,277)	(9,808)	(6,900)
Reorganization items, net	—	(8,454)	(13)	(7)	—	2,093,098	2,286,748	2,266,609	(19,732)	(23)	(18)
Income (loss) from continuing operations before income taxes	(2,514)	(165,959)	(1,770)	(264)	(2,970)	2,095,525	2,285,914	2,267,643	(175,009)	(9,831)	(6,918)
Income tax benefit (expense)	849	(3,283)	—	—	1,000	26,654	—	—	(4,977)	—	—
Income (loss) from continuing operations, including noncontrolling interest	(1,665)	(169,242)	(1,770)	(264)	(1,970)	2,122,179	2,285,914	2,267,643	(179,986)	(9,831)	(6,918)
Loss from discontinued operations, net	—	(308,879)	—	—	—	—	—	—	(316,546)	—	—
Net income (loss), including noncontrolling interest	(1,665)	(478,121)	(1,770)	(264)	(1,970)	2,122,179	2,285,914	2,267,643	(496,532)	(9,831)	(6,918)
Less net (income) loss attributable to noncontrolling interests	22	(1,046)	—	—	19	845	—	—	(2,165)	—	—
Net income (loss)	$(1,643)	$(479,167)	$(1,770)	$(264)	$(1,951)	$2,123,024	$2,285,914	$2,267,643	$(498,697)	$(9,831)	$(6,918)

Loss per common share:
Basic	$(0.06)				$(0.07)
Diluted	$(0.06)				$(0.07)
Weighted-average shares outstanding:
Basic	26,313				26,313
Diluted	26,313				26,313

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/MEMBERS’ EQUITY (DEFICIT)

(amounts in thousands)

							Predecessors
										Columbia
							Tropicana			Properties	JMBS
	Successor						Entertainment			Vicksburg,	Casino,
	Tropicana Entertainment Inc.						Holdings, LLC		Total	LLC	LLC
		Additional				Total	Members’		Members’	Members’	Members’
	Common	Paid-in	Accumulated	Shareholders’	Noncontrolling	Shareholders’	Equity	Noncontrolling	Equity	Equity	Equity
	Stock	Capital	Deficit	Equity	Interest	Equity	(Deficit)	Interest	(Deficit)	(Deficit)	(Deficit)
Balances, January 1, 2010 (Predecessors)	$—	$—	$—	$—	$—	$—	$(1,842,035)	$18,096	$(1,823,939)	$(2,283,246)	$(2,258,208)
Net income (loss)	—	—	—	—	—	—	2,123,024	(845)	2,122,179	2,285,914	2,267,643
Balances, March 7, 2010 (Predecessors) (unaudited)	—	—	—	—	—	—	280,989	17,251	298,240	2,668	9,435
Elimination of Predecessors equity	—	—	—	—	—	—	(280,989)	(17,251)	(298,240)	(2,668)	(9,435)
Issuance of 12,098,053 shares of common stock and 3,750,000 Ordinary Warrants upon emergence from Chapter 11	121	304,446	—	304,567	1,288	305,855	—	—	—	—	—
Issuance of 1,312,500 Penny Warrants in connection with Exit Facility	—	19,464	—	19,464	—	19,464	—	—	—	—	—
Balances, March 7, 2010 (Successor) (unaudited)	121	323,910	—	324,031	1,288	325,319	—	—	—	—	—
Issuance of 12,901,947 shares of common stock in connection with Tropicana AC acquisition	129	281,999	—	282,128	—	282,128	—	—	—	—	—
Issuance of 1,312,500 shares of common stock for Penny Warrants exercised	13	—	—	13	—	13	—	—	—	—	—
Net loss	—	—	(1,951)	(1,951)	(19)	(1,970)	—	—	—	—	—
Balances, June 30, 2010 (Successor) (unaudited)	$263	$605,909	$(1,951)	$604,221	$1,269	$605,490	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Successor	Predecessors			Predecessors
	Tropicana
	Entertainment	Tropicana	Columbia		Tropicana	Columbia
	Inc.	Entertainment	Properties	JMBS	Entertainment	Properties	JMBS
	Period from	Holdings,	Vicksburg,	Casino,	Holdings,	Vicksburg,	Casino,
	March 8, 2010	LLC	LLC	LLC	LLC	LLC	LLC
	through	Period from January 1, 2010 through			Six Months ended
	June 30, 2010	March 7, 2010			June 30, 2009
Cash flows from operating activities:
Net income (loss), including noncontrolling interest	$(1,970)	$2,122,179	$2,285,914	$2,267,643	$(496,532)	$(9,831)	$(6,918)
Adjustments to reconcile net income (loss), including noncontrolling interest, to net cash provided by (used in) operating activities
Non-cash reorganization items and fresh start reporting adjustments	—	(2,098,064)	(2,286,754)	(2,266,614)	—	—	—
Depreciation and amortization (including discontinued operations)	14,076	6,112	374	432	23,113	1,242	1,183
Amortization of debt discount and debt issuance costs	4,014	137	—	—	2,419	—	—
Impairment charges and other write-downs	—	—	—	—	586,149	—	—
Deferred income tax	—	(30,838)	—	—	(125,819)	—	—
Loss related to guarantee of affiliate debt	—	—	—	—	—	8,010	8,010
Changes in current assets and current liabilities:
Receivables, net	(5,712)	2,942	8	(79)	2,490	(40)	24
Inventories, prepaids and other assets	(122)	1,698	34	47	715	39	(19)
Accrued interest	(1)	(239)	—	—	(10,825)	—	—
Accounts payable, accrued expenses and other liabilities	(156)	(1,994)	(479)	(432)	(16,036)	(648)	(140)
Due from affiliates	—	(672)	934	3	601	468	(1,337)
Other	(4,230)	662	(25)	—	(3,405)	(130)	(1)
Net cash provided by (used in) operating activities	5,899	1,923	6	1,000	(37,130)	(890)	802
Cash flows from investing activities:
Additions of property and equipment	(4,719)	(1,057)	—	(11)	(6,220)	(333)	(209)
Other	600	—	3	—	—	—	(1)
Net cash (used in) provided by investing activities	(4,119)	(1,057)	3	(11)	(6,220)	(333)	(210)
Cash flows from financing activities:
Proceeds from issuance of debt	—	120,900	—	—	8,010	—	—
Repayments of debt	(222)	(65,311)	—	—	(1,031)	—	—
Restricted cash	(2,694)	(16,075)	—	—	3,454	—	—
Payment of financing costs	—	(1,500)	—	—	(8,746)	—	—
Proceeds from exercise of Penny Warrants	13	—	—	—	—	—	—
Net cash (used in) provided by financing activities	(2,903)	38,014	—	—	1,687	—	—
Net (decrease) increase in cash and cash equivalents	(1,123)	38,880	9	989	(41,663)	(1,223)	592
Increase in cash and cash equivalents related to Tropicana AC acquisition	56,714	—	—	—	—	—	—
Decrease in cash and cash equivalents related to assets held for sale	—	—	—	—	9,197	—	—
Cash and cash equivalents, beginning of period	96,998	50,904	2,372	3,844	76,869	4,303	3,322
Cash and cash equivalents, end of period	$152,589	$89,784	$2,381	$4,833	$44,403	$3,080	$3,914

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$6,291	$1,964	$—	$5	$18,023	$—	$—
Cash paid for reorganization items	—	4,465	6	7	24,990	23	18
Cash received related to reorganization items	—	1	—	—	368	—	—
Cash paid for income taxes	263	—	—	—	—	—	—
Supplemental disclosure of non-cash items:
Common stock and Ordinary Warrants issued in exchange for discharge of liabilities subject to compromise	—	305,855	—	—	—	—	—
Common stock issued in connection with acquisition of Tropicana AC	282,128	—	—	—	—	—	—
Property and equipment financed by debt	—	—	—	—	606	—	—

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

The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the “Restructuring Transactions”) were consummated and became effective on March 8, 2010 (the “Effective Date”), at which time the Company acquired Adamar and several of the Predecessors’ gaming properties and related assets. Prior to March 8, 2010, the Company conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.

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

•                  South - Belle of Baton Rouge (“Belle of Baton Rouge”) located in Baton Rouge, Louisiana; Bayou Caddy’s Jubilee Casino (“Jubilee”) located in Greenville, Mississippi; Lighthouse Point Casino (“Lighthouse Point”) located in Greenville, Mississippi, in which we have a 79% ownership interest and an 83.9% economic interest in Greenville Riverboat, LLC (“Greenville Riverboat”), which owns and operates Lighthouse Point; and Horizon Vicksburg Casino (“Horizon Vicksburg”) located in Vicksburg, Mississippi.

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

On December 12, 2007, the New Jersey Casino Control Commission (the “NJ Commission”) denied TEH a permanent license to operate Tropicana AC (the “New Jersey License Denial”) and declared operative the interim casino authorization trust (the “ICA Trust”).  A trustee (the “Trustee”) was assigned under the ICA Trust to assume management responsibility of Tropicana AC until it could be sold to a third party. The sale of Tropicana AC was in the control of the Trustee.  Under New Jersey law, TEH was entitled to receive upon the eventual sale of Tropicana AC an amount equal to the lower of the value of the property as of the date the ICA Trust became operative or its original cost to acquire the property.  As a result of the New Jersey License Denial and the actions taken by the NJ Commission, TEH determined that Tropicana AC should not be consolidated subsequent to December 12, 2007.  This determination was made in accordance with accounting guidance for consolidation of all majority owned subsidiaries, insofar as the government-imposed restrictions on TEH’s continued management and control of Tropicana AC were so severe they cast significant doubt on TEH’s ability to control the subsidiary.  Consequently, TEH accounted for its beneficial interest in the ICA Trust under the cost method, which was then adjusted to fair value in accordance with accounting guidance for investments in debt and equity securities.

The New Jersey License Denial caused an immediate default under the Credit Facility and the subsequent transfer of assets of Tropicana AC to the Trustee caused a default under the Notes.  In addition, TEH’s operating results were under significant financial pressure given the depressed state of the gaming industry in general, which was exacerbated by TEH’s subsequent loss of control and cash flows from Tropicana AC.  These events ultimately culminated in the Predecessors filing voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”) in order to preserve their assets and the value of the estates on May 5, 2008 (the “Petition Date”).  Adamar was not a party to the Predecessors’ bankruptcy.

At a meeting of the NJ Commission conducted on February 18, 2009, the steering committee of the lenders under the Credit Facility advised the NJ Commission that the lenders under the Credit Facility were willing to make a credit bid of $200.0 million (the “Credit Bid”) whereby the lenders offered to exchange a portion of the loans owed under the Credit Facility to acquire the assets of Tropicana AC from the Trustee, which offer led to the negotiation of the asset purchase agreement.  By November 2009, all necessary approvals had been obtained for the lenders to acquire Tropicana AC in exchange for the Credit Bid and for the lenders to transfer those assets to the Company in exchange for equity in the Company.

Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company acquired the Predecessors in exchange for (i) the issuance of 12,098,053 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), and warrants to purchase an additional 3,750,000 shares of Common Stock (the “Ordinary Warrants”) in accordance with the Plan and (ii) the entering into new debt in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of our Common Stock at $0.01 per share (the “Penny Warrants”). As a result of the restructuring transaction the Company also applied fresh-start reporting.  Additionally, on the Effective Date, certain subsidiaries of the Company acquired Tropicana AC, and the lenders under the Credit Facility each received their pro rata share of 12,901,947 shares of the Company’s Common Stock in exchange for the Credit Bid.

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

References in this Quarterly Report on Form 10-Q to “Successor” refer to the Company on or after March 8, 2010.  References to “Predecessors” refer to the Predecessors prior to March 8, 2010. The accompanying condensed statements of operations, shareholders’ equity/members’ deficit and cash flows for the six months ended June 30, 2010 are presented for two periods: January 1, 2010 through March 7, 2010 (the “Predecessor Period”) and March 8, 2010 through June 30, 2010 (the “Successor Period”). The Predecessor Period reflects the historical accounting basis in the Predecessors’ assets and liabilities, while the Successor Period reflects assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

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

Noncontrolling interest in the condensed financial statements of the Company represents the noncontrolling equity ownership of Greenville Riverboat, as of June 30, 2010 and for the quarter ended June 30, 2010 and the Successor Period.  The noncontrolling interest of Greenville Riverboat is allocated in accordance with the terms of the Greenville Riverboat operating agreement which is based upon an assumed liquidation of Lighthouse Point as of the end of the reporting periods.

The accompanying condensed financial statements for TEH include TEH, its majority-owned subsidiaries and Realty.  Noncontrolling interest in the condensed financial statements of TEH represents the noncontrolling equity interest ownership of Greenville Riverboat and Realty as of December 31, 2009 and for the Predecessor Period and the quarter and six months ended June 30, 2009.  The noncontrolling equity ownership of Realty represents 100% of the earnings of Realty prior to the Effective Date.  In accordance with accounting guidance related to the consolidation of variable interest entities, the consolidated financial statements of TEH include Realty, a variable interest entity of which TEH was the primary beneficiary and was required to be consolidated.  Upon the Effective Date, Realty became a subsidiary of the Company.  In addition, Greenville Riverboat was not a debtor in the Predecessors Chapter 11 Cases as it did not guarantee TEH’s pre-petition debt.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in our condensed financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the impairment of long-lived assets, intangible assets, CRDA investments, enterprise allocations made in connection with fresh-start reporting, fair values of acquired assets and liabilities, self-insured liability reserves, customer loyalty program reserves, contingencies, litigation, claims, assessments and loss contingencies. Actual results could differ from these estimates.

Business Combinations

The Company accounts for business combinations in accordance with guidance related to business combinations using the purchase method of accounting for business combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair value and the identification and recognition of intangible assets separately from goodwill.  Additionally, the guidance requires, among other things, the buyer to: (1) expense acquisition-related costs; (2) recognize assets or liabilities assumed arising from contractual contingencies at the acquisition date using acquisition-date fair values; (3) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (4) recognize at the acquisition date any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (5) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination.  In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, the guidance requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense.

Fresh-Start Reporting

The adoption of fresh-start reporting results in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values and the predecessor’s accumulated deficit is eliminated. In adopting fresh-start reporting, the Company is required to determine its enterprise value, which represents the fair value of the entity before considering its interest bearing debt.

Cash and Cash Equivalents

Cash and cash equivalents include cash, cash on hand in the casino cages, certificates of deposit, money market funds and other highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash at June 30, 2010 consists primarily of funds invested in approved money market funds.  These funds were restricted by the Bankruptcy Court in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases. As of December 31, 2009, restricted cash consists of cash reserves related to TEH’s insurance policies in which the third party administrator was the beneficiary.

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

Receivables

Receivables consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts. Receivables are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their expected realization, which approximates fair value. The allowance is estimated based on specific reviews of customer accounts as well as historical collection experience and current economic and business conditions. Recoveries of accounts previously written off are recorded when received.

Inventories

Inventories consist primarily of food and beverage, retail merchandise and operating supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

CRDA Investment

The New Jersey Casino Reinvestment Development Authority (“CRDA”) deposits made by Tropicana AC are carried at cost less a valuation allowance because they have to be used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. The valuation allowance is established by a charge to the statement of operations as part of general and administrative expense at the time the obligation is incurred to make the deposit unless there is an agreement with the CRDA for a return of the deposit at full face value. If the CRDA deposits are used to purchase CRDA bonds, the valuation allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the valuation allowance is transferred to those investments and remains a valuation allowance. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less a valuation allowance.

Property and Equipment

Property and equipment under fresh-start reporting and business combination guidance is stated at fair value as of the Effective Date and acquisition date, respectively. Property and equipment acquired subsequent to the Effective Date and the acquisition date are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets or, for capital leases and leasehold improvements, over the shorter of the asset’s useful life or the term of the lease. Gains or losses on disposals of assets are recognized as incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred.

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

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment using a discounted cash flow approach. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.

Inherent in the reviews of the carrying amounts of goodwill and intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, additional impairment charges may be recorded in future accounting periods. Estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements, which approximates the effective interest method, and are included in other assets, net, on our condensed balance sheets.

Self-Insurance Reserves

The Company is self-insured up to certain stop loss amounts for employee health coverage, workers’ compensation and general liability cost. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as provided by a third party. In estimating these accruals, historical loss experience is considered and judgments are made about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimates for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points.

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

The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of June 30, 2010 is approximately $132.6 million.

The Predecessors’ debt instruments incurred prior to the Petition Date were stayed and subject to compromise as further discussed in Note 3.  As such, the Predecessors believed it was impracticable to determine the fair value of those pre-petition debt instruments.  TEH believed the carrying value of the Predecessors’ $65 million post-petition, debtor-in-possession financing (the “DIP Credit Facility”) at December 31, 2009 approximated fair value as the instrument was due within the current period and bore a variable interest rate that would adjust to the market rate.  TEH also believed that, while it was in bankruptcy, the credit risk of TEH did not change significantly and therefore would not have a material impact on the fair value of the DIP Credit Facility.

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

Revenue Recognition and Promotional Allowances

Casino revenue represents the difference between wins and losses from gaming activities. Room, food and beverage and other operating revenues are recognized at the time the goods or services are provided. The Company collects taxes from customers at the point of sale on transactions subject to sales and other taxes. Revenues are recorded net of any taxes collected. The majority of our casino revenue is counted in the form of cash and chips and, therefore, is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The estimated departmental costs and expenses of providing these promotional allowances, for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands, unaudited):

	Successor	Predecessor			Successor	Predecessors
	Three		CP	JMBS	Period		CP	JMBS		CP	JMBS
	months	TEH	Vicksburg	Casino	March 8,	TEH	Vicksburg	Casino	TEH	Vicksburg	Casino
	ended June 30, 2010	Three months ended June 30, 2009			2010 through June 30, 2010	Period January 1, 2010 through March 7, 2010			Six Months Ended June 30, 2009
Room	$8,815	$2,216	$60	$17	$10,381	$1,340	$22	$24	$5,111	$119	$36
Food and beverage	15,695	6,921	335	119	18,521	3,004	122	92	11,394	692	249
Other	364	143	2	—	462	162	5	—	352	4	—
Total	$24,874	$9,280	$397	$136	$29,364	$4,506	$149	$116	$16,857	$815	$285

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are included in casino operating costs and expenses on our condensed statements of operations. Gaming taxes included in continuing operations totaled $21.4 million and $26.6 million for the quarter ended June 30, 2010 and the Successor Period, respectively.  Gaming taxes included in continuing operations for TEH totaled $13.4 million, $9.4 million and $29.1 million for the quarter ended June 30, 2009, the Predecessor Period and the six months ended June 30, 2009, respectively.  Gaming taxes for CP Vicksburg totaled $0.4 million, $0.1 million and $0.8 million for the for the quarter ended June 30, 2009, the Predecessor Period and the six months ended June 30, 2009, respectively.  Gaming taxes for JMBS Casino totaled $0.5 million, $0.4 million, and $1.1 million for the quarter ended June 30, 2009, the Predecessor Period and the six months ended June 30, 2009, respectively.

Advertising

The Company expenses advertising costs as incurred or the first time the advertising takes place. Advertising expense, included in continuing operations, which is generally included in marketing, advertising and promotions on our condensed statements of operations was $2.2 million and $2.7 million for the quarter ended June 30, 2010 and the Successor Period, respectively.  Advertising expense for TEH was $1.5 million, $0.8 million and $3.0 million for the quarter ended June 30, 2009, the Predecessor Period and the six months ended June 30, 2009, respectively.  Advertising expense for CP Vicksburg was $0.2 million, $40,000 and $0.4 million for the quarter ended June 30, 2009, the Predecessor Period and the six months ended June 30, 2009, respectively.  Advertising expense for JMBS Casino was $48,000, $31,000 and $129,000 for the quarter ended June 30, 2009, the Predecessor Period and the six months ended June 30, 2009, respectively.

Income Taxes

The Company accounts for income taxes under accounting guidance for income taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the accounting guidance, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that included the enactment date. Future tax benefits are recognized to the extent that realization of those benefits is considered more likely than not, and a valuation allowance is established for deferred tax assets which do not meet this threshold.

Recently Issued Accounting Standards

In April 2010, accounting guidance was updated regarding the accounting for casino base jackpot liabilities.  The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying the jackpot, but jackpot liabilities should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The guidance applies to both base and progressive jackpots.  The effect of the guidance should be recorded as a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  In accordance with accounting guidance related to fresh-start reporting, the Company adopted the updated guidance on the Effective Date and the adoption did not have a material impact on the Company’s condensed financial statements.

In January 2010, accounting guidance was updated regarding fair value measurements and disclosures.  The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Company adopted the new accounting guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company’s condensed financial statements.

In June 2009, accounting standards were issued regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The Company adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material effect on the Company’s condensed financial statements.

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

NOTE 3—FRESH-START REPORTING

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

•                  reinstatement, payment in full, or satisfaction in full by return of collateral of all Allowed Claims (as defined in the Plan) in the amount of $21.5 million; and

•                  the entering into a credit facility (the “Exit Facility”), which consists of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the “Term Loan Facility”) and (ii) a $20 million senior secured revolving credit facility (the “Revolving Facility”) by the Company on December 29, 2009, the funding of the Term Loan Facility on the Effective Date, and the issuance of the Penny Warrants to the Exit Facility lenders.

Fresh-Start Condensed Balance Sheet

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

The enterprise value using the discounted cash flow method, a form of the income approach, was determined using financial projections for the period 2009 through 2013. Annual growth rates for years 2010, 2011, 2012 and 2013 were projected at 2.8%, (2.7)%, (2.1)% and 0.5%, respectively, which resulted in a four year compounded annual growth rate of (0.4)%. These financial projections were provided in the Plan and included anticipated changes associated with the Company’s reorganization plans, general market conditions, including market segment variations, as well as other factors. The marginal tax rate was assumed to be 40% and included federal, state and local taxes. The discount rate applied was in the range of 15% to 17% which was calculated using a weighted average cost of capital analysis based on comparable statistics of the Company’s peer group. The present value of all cash flows after 2013 were calculated using terminal values which were calculated by applying exit multiples ranging from 4.5x to 5.5x to the 2013 financial projections which was then discounted in the range of 15% to 17%. The basis for the exit multiples ranging from 4.5x to 5.5x was comparable company EBITDA multiples of the Company’s peer group.

Based upon a reevaluation of relevant factors used in determining the range of enterprise value and updated expected future cash flow projections, the Company concluded that $387.6 million should be used for fresh-start reporting purposes, as it most closely approximated fair value.  This amount was adjusted for cash in excess of normal working requirements.  After deducting the fair value of debt, this resulted in a post-emergence equity value of $324.0 million calculated as follows (in thousands, unaudited):

Enterprise value	$387,626
Less debt at fair value	(101,436)
Plus excess cash	37,841
Post-emergence equity value (common stock of $293.1 million and warrants of $30.9 million)	$324,031

In accordance with fresh-start reporting, the Company’s enterprise value has been allocated to existing assets using the measurement guidance provided in accounting guidance related to business combinations.  In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid.  Finally, the Predecessors’ accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Plan.  Deferred taxes have been determined in accordance with accounting guidance related to income taxes.

Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends, and by reference to relevant market rates and transactions and discounted cash flow valuation methods, among other factors. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with accounting guidance for business combinations, the preliminary allocation is subject to additional adjustments within one year from the Effective Date as improved information on asset and liability valuations becomes available.

The implementation of the Plan and the effects of the consummation of the transactions contemplated therein, which included the settlement of various liabilities, repayment of Predecessors’ indebtedness, elimination of affiliate activity amongst the Predecessors, incurrence of new indebtedness and the adoption of fresh-start reporting in the Company’s condensed balance sheet as of March 7, 2010, are as follows (in thousands, unaudited):

	Predecessors							Successor
	T EH	CP Vicksburg	JMBS Casino	Effects of		Fresh Start		March 7,
	March 7, 2010			the Plan (a)		Adjustments (i)		2010
ASSETS
Current assets:
Cash and cash equivalents	$51,950	$2,381	$4,833	$37,841	(b)	$(7)		$96,998
Restricted cash	2,801	—	—	16,075	(b)	—		18,876
Receivables, net	14,441	23	101	(2,869	)(c)	5,322	(m)	17,018
Due from affiliates	6,436	121	629	(6,771	)(d)	—		415
Inventories	1,533	37	30	—		—		1,600
Prepaid expenses and other assets	7,534	173	155	—		—		7,862
Total current assets	84,695	2,735	5,748	44,276		5,315		142,769
Property and equipment, net	418,622	10,183	15,808	—		(163,664	)(j)	280,949
Beneficial interest in Trust	200,000	—	—	(200,000	)(g)	—		—
Goodwill	16,802	590	8,432	—		4,562	(k)	30,386
Intangible assets, net	73,806	318	20	—		9,599	(l)	83,743
Receivable from affiliate	—	9,838	11,076	(20,914	)(d)	—		—
Reserve related to receivable from affiliate	—	(7,478)	(5,451)	12,929	(d)	—		—
Other assets, net	19,495	157	87	1,500	(b)	(91)		21,148
Total assets	$813,420	$16,343	$35,720	$(162,209)		$(144,279)		$558,995

LIABILITIES AND MEMBERS’ DEFICIT/SHAREHOLDERS’ EQUITY

Current liabilities not subject to compromise:
Current portion of debt	$65,588	$—	$—	$(63,919	)(b)	$—		$1,669
Accounts payable	16,643	282	81	(750)		2		16,258
Due to affiliates	2,203	3,557	921	(6,681	)(d)	—		—
Accrued expenses and other current liabilities	37,985	1,961	1,215	18,148		14,343	(m)	73,652
Note payable to affiliate guarantors	7,000	—	—	(7,000	)(d)	—		—
Total current liabilities not subject to compromise	129,419	5,800	2,217	(60,202)		14,345		91,579
Long-term debt, excluding current portion	—	—	—	100,136	(b)	—		100,136
Other long-term liabilities	32,041	1,925	—	—		(22,391	)(m)	11,575
Deferred tax liabilities	29,955	—	—	(29,955	)(c)	30,386	(m)	30,386
Total liabilities not subject to compromise	191,415	7,725	2,217	9,979		22,340		233,676
Liabilities subject to compromise	2,449,797	3,455	1,434	(2,454,686	)(e)	—		—
Liabilities subject to compromise - guarantee of affiliate debt	—	2,289,249	2,289,249	(4,578,498	)(f)	—		—
Total liabilities	2,641,212	2,300,429	2,292,900	(7,023,205)		22,340		233,676
Members’ Deficit/Shareholders’ Equity:
Members’ deficit	(1,846,786)	(2,284,086)	(2,257,180)	6,638,719	(g)	(250,667	)(n)	—
Successor common stock	—	—	—	121	(g)	—		121
Successor additional paid-in capital	—	—	—	240,167	(g)	83,743	(o)	323,910
Noncontrolling interest	18,994	—	—	(18,011	)(h)	305	(p)	1,288
Total members’ deficit/shareholders’ equity	(1,827,792)	(2,284,086)	(2,257,180)	6,860,996		(166,619)		325,319
Total liabilities and members’ deficit/shareholders’ equity	$813,420	$16,343	$35,720	$(162,209)		$(144,279)		$558,995

(a)—Represents amounts recorded as of the Effective Date for the consummation of the Plan, including the settlement of liabilities subject to compromise, elimination of affiliate activity amongst the Predecessors, the satisfaction of the DIP Credit Facility, the issuance of new indebtedness and related cash payments, the issuance of Common Stock and warrants to purchase Common Stock.

(b)—Reflects the sources and uses of the $130.0 million Term Loan Facility (in thousands, unaudited):

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

(iv)          Pursuant to the terms of the Exit Facility, the Company issued 1,312,500 Penny Warrants to purchase its common stock at a strike price of $0.01 to participating lenders on the Effective Date.  The Penny Warrants had a term of 3 months.  The Company valued the Penny Warrants using the Black-Scholes option valuation model assuming a life of 0.24 years, a volatility factor of 41% and a risk free rate of 0.16%.  The resulting value of $19.5 million is recorded as a debt discount and netted against the carrying value of the Exit Facility.  The discount is amortized at a constant rate applied to the outstanding balance of the Exit Facility, with a corresponding increase in non-cash interest expense.

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
$6,638,719

(h)—Reflects the effects of the Plan on noncontrolling interest of $2.0 million and the elimination of the noncontrolling interest in Realty of $16.0 million as a result of Realty becoming a subsidiary of the Company under the Plan.

(i)—Represents the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations, in conjunction with the adoption of fresh-start reporting.

(j)—Reflects the fair values of property and equipment and intangible assets in connection with fresh-start reporting. The following table summarizes the components of property and equipment as a result of the application of fresh-start reporting at March 8, 2010 and property and equipment, net at March 7, 2010 (in thousands, unaudited):

	Successor	Predecessors
	March 8,	TEH	CP Vicksburg	JMBS Casino
	2010	March 7, 2010
Property and equipment:
Land	$26,220	$33,990	$1,380	$440
Riverboats and barges, net	20,286	29,432	1,120	9,599
Building and improvements, net	193,554	318,960	6,597	1,920
Furniture, fixtures and equipment, net	37,162	32,524	1,086	3,838
Construction-in-progress	3,727	3,716	—	11
Total property and equipment, net	$280,949	$418,622	$10,183	$15,808

Fair value estimates were based on various valuation methods.  Personal property related to assets with active secondary markets, such as riverboats, barges and slot machines, were valued using market prices of similar assets.  Other personal property such as furniture, fixtures and other equipment, were valued using a depreciated replacement cost method.  Land was valued using market comparable data.  Where applicable, the income approach was utilized to estimate the fair value of the income producing land, buildings, building improvements and land improvements either by direct capitalization or discounted cash flow analysis. For specific real property assets that were valued using the cost approach, the income and/or sales comparison approach was utilized to support the value conclusion of the cost approach.

(k)—Reflects the elimination of historical goodwill of $25.8 million and the establishment of $30.4 million of goodwill as a result of fresh-start reporting.

(l)—Reflects the fair value of identifiable intangible assets in connection with fresh-start reporting. The following table summarizes the components of intangible assets as a result of the application of fresh-start reporting at March 8, 2010 and intangible assets, net at March 7, 2010 (in thousands, unaudited):

	Successor	Predecessors
	March 8,	TEH	CP Vicksburg	JMBS Casino
	2010	March 7, 2010
Intangible assets, net:
Trade name (indefinite life)	$29,500	$16,700	$—	$20
Gaming licenses (indefinite life)	43,970	50,718	—	—
Trade name, net	—	175	—	—
Customer list, net	1,703	2,268	—	—
Other, net	8,570	3,945	318	—
Total intangible assets, net	$83,743	$73,806	$318	$20

For further information on the valuation of intangible assets, see Note 9 - Goodwill and Intangible Assets.

(m)—Reflects the fair value of unfavorable lease amounts as well as the re-measurement of the Predecessors’ current and deferred tax assets and liabilities, unrecognized tax benefits and other tax related accounts as a result of fresh-start reporting in accordance with accounting guidance.

(n)—Reflects the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations as follows (in thousands, unaudited):

Elimination of Predecessors’ goodwill	$25,824
Elimination of Predecessors’ intangible assets	74,144
Property and equipment adjustment	173,314
Other asset and liabilities adjustment	105
Noncontrolling interest adjustment	305
Tax account adjustments	(23,025)
Total elimination of Predecessors, members’ deficit	$250,667

(o)—Reflects additional paid in capital of Successor as a result of intangible assets recognized as a result of fresh-start reporting.

(p)—Reflects the adjustment of the noncontrolling interest in Greenville Riverboat to its estimated fair value.  Estimated fair values were based on internal and external valuations using customary valuation methodologies, including comparable earnings multiples, discounted cash flows and negotiated transaction values.

Liabilities Subject to Compromise

Liabilities subject to compromise are certain liabilities of the Predecessors incurred prior to the Effective Date. In accordance with accounting guidance for financial reporting by entities in reorganization under the bankruptcy code, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the Chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan, or other events. In some individual instances and in total, claims filed by creditors are in excess of the amounts recorded by the Predecessors. The Predecessors recorded an estimate of allowed claims based on the reconciliation work that had been performed.

Liabilities subject to compromise as of December 31, 2009 consist of the following (in thousands):

	Predecessors
	TEH	CP Vicksburg	JMBS Casino
9 5/8% Senior Subordinated Notes	$960,000	$—	$—
Senior Secured Credit Facility-Term Loan	1,300,239	—	—
Senior Secured Credit Facility-Revolver	29,010	—	—
Capital leases	11	—	—
Debt subject to compromise	2,289,260	—	—
Interest rate swaps	53,158	—	—
Accrued expenses and other liabilities	23,919	407	382
Accounts payable	19,675	1,296	752
Accrued interest	36,173	—	—
Note payable and accrued interest to affiliate guarantor	13,109	—	—
Due to affiliates	14,606	1,752	300
Total liabilities subject to compromise	$2,449,900	$3,455	$1,434

Liabilities Subject to Compromise - Guarantee of Affiliate Debt

The New Jersey License Denial caused an immediate default under the Credit Facility and the subsequent transfer of asset of Tropicana AC to the Trustee caused a default under the Notes of which CP Vicksburg and JMBS Casino were Affiliate Guarantors.  As a result of the Chapter 11 Cases, both CP Vicksburg and JMBS Casino recorded a loss during the quarter and six months ended June 30, 2009 of $0.5 million and $8.0 million, respectively, which is included in the accompanying condensed statements of operations related to the guarantee of affiliate debt. Both CP Vicksburg and JMBS Casino have a corresponding $2.3 billion liability subject to compromise related to the guarantee of affiliate debt included as a separate item in the accompanying condensed balance sheets as of December 31, 2009.

Ordinary Warrants

In accordance with the Plan, holders of the Predecessors’ notes and general unsecured claims received Ordinary Warrants to purchase 3,750,000 shares of the Company’s Common Stock.  The Ordinary Warrants have a four year and six month term and an exercise price of $52.44 per share.  The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years; a volatility factor of 61% and a risk free interest rate of 2.36%.  The resulting value of $11.5 million was recorded as reorganization items of the Predecessors on the accompanying condensed statements of operations.

Reorganization Items

Reorganization items, excluding amounts included in discontinued operations, represent amounts incurred as a direct result of the Chapter 11 Cases and were comprised of the following (in thousands, unaudited):

	Predecessors
	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
	Period January 1, 2010 through March 7, 2010			Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
Discharge of liabilities subject to compromise	$2,454,648	$2,293,780	$2,285,349	$—	$—	$—	$—	$—	$—
Elimination of Beneficial interest in Trust	(200,000)	—	—	—	—	—	—	—	—
Revaluation of assets and liabilities	(140,703)	(7,099)	(18,817)	—	—	—	—	—	—
Elimination and revaluation of minority interest	15,963	—	—	—	—	—	—	—	—
Liabilities reinstated	(21,466)	(3)	(2)	—	—	—	—	—	—
Issuance of Ordinary Warrants	(11,475)	—	—	—	—	—	—	—	—
Other	1,097	76	84	—	—	—	—	—	—
Non-cash reorganization items, net	2,098,064	2,286,754	2,266,614	—	—	—	—	—	—
Professional fees	(4,382)	—	—	(8,906)	—	—	(19,678)	—	—
Interest income	1	—	—	16	—	—	63	—	—
Other	(585)	(6)	(5)	436	(13)	(7)	(117)	(23)	(18)
Total reorganization items, net	$2,093,098	$2,286,748	$2,266,609	$(8,454)	$(13)	$(7)	$(19,732)	$(23)	$(18)

Professional fees include financial, tax, legal, real estate and valuation services, among other items, that are directly associated with the reorganization process. The Company continues to incur expenses related to the Predecessors’ Chapter 11 Cases, including professional fees that were classified as reorganization items by the Predecessors.  Upon the Effective Date, these expenses were classified in operating costs and expenses, primarily in general and administrative expense in the condensed statement of operations.

NOTE 4—ACQUISITION OF TROPICANA AC

On March 8, 2010 (the “Acquisition Date”), as further discussed in Note 1, the Company acquired certain assets of Adamar, including Tropicana AC, from the lenders who had made the Credit Bid to acquire those assets from the Trustee.  The lenders transferred those assets to the Company in exchange for the issuance of shares of the Company’s common stock. The results of operations for Tropicana AC have been included in the Company’s condensed financial statements since the Acquisition Date.

In accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), the consideration transferred to acquire Tropicana AC was measured as the fair value of the assets acquired and the liabilities assumed as of Acquisition Date. The fair values of the net assets acquired were determined by the Company’s management after input from an independent third party valuation expert.

Current assets and liabilities are current in nature and have been carried at fair value.

Property and equipment were valued based on management’s estimates and assumptions including variations of the income approach, the cost approach, and the market approach. Real property such as land, land improvements, and buildings were predominately valued using a combination of the income approach as well as the cost approach where appropriate. Personal property such as gaming equipment and tracking systems were predominately valued using the market approach.  Where no market data was readily available, the cost approach was utilized.

For intangible assets, the income approach was utilized for the favorable lease interests. For the player relationship intangible asset, insufficient cash flow was projected in order to utilize the income approach; therefore, the cost approach was used to establish fair value. Investments consist of Casino Reinvestment Development Authority deposits and were carried at cost less a valuation allowance, which approximates fair value.

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The purchase price allocation is preliminary and subject to refinement and completion within one year of the acquisition as provided under ASC 805.    The most significant of the items not finalized is the determination of deferred tax balances associated with differences between the estimated fair values and the tax bases of assets acquired and liabilities assumed.  The Company’s preliminary allocation of the fair value of assets and liabilities is as follows (in thousands, unaudited):

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

The amounts of revenue and earnings of Tropicana AC included in the Company’s condensed statement of operations for the three months ended June 30, 2010 and for the Successor Period are as follows (in thousands, unaudited):

		Period
	Three months ended June 30, 2010	March 8, 2010 through June 30, 2010
Net revenues	$77,630	$97,296
Operating expenses	(72,815)	(92,698)
Net income	4,547	4,351

The following details TEI’s condensed consolidated opening balance sheet as of March 8, 2010 which represents the Successor upon emergence from bankruptcy and the acquisition of Tropicana AC (in thousands, unaudited):

	Successor	Tropicana AC	Eliminations(i)	TEI
Cash and cash equivalents	$96,998	$56,714	$—	$153,712
Other current assets	45,771	23,552	(415)	68,908
Property and equipment	280,949	189,451	—	470,400
Goodwill	30,386	33,549	—	63,935
Intangible assets	83,743	6,600	—	90,343
Investments	—	30,985	—	30,985
Other noncurrent assets	21,148	3,639	—	24,787
Total assets	$558,995	$344,490	$(415)	$903,070

Current liabilities	$91,579	$28,649	$(415)	$119,813
Long-term debt, net of current portion	100,136	164	—	100,300
Other noncurrent liabilities	41,961	33,549	—	75,510
Total liabilities	233,676	62,362	(415)	295,623
TEI’s shareholders’ equity	324,031	282,128	—	606,159
Noncontrolling interest	1,288	—	—	1,288
Total shareholders’ equity	325,319	282,128	—	607,447
Total liabilities and shareholders’ equity	$558,995	$344,490	$(415)	$903,070

(i)    Reflects the elimination of affiliate activity of $0.4 million.

NOTE 5—PRO FORMA RESULTS

The following unaudited pro forma results of operations assume that the Restructuring Transactions, including the acquisition of the Predecessors and Tropicana AC, occurred at the beginning of the respective periods (in thousands, except per share data, unaudited):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2010	2009
Net revenues	$177,642	$332,708	$362,007
Operating income	13,644	19,149	28,968
Net income	2,284	2,316	4,911
Earnings per common share — basic	$0.09	$0.09	$0.19
Earnings per common share — diluted	$0.09	$0.09	$0.19

This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Restructuring Transactions had actually occurred on those dates, nor of the results that may be reported in the future.

NOTE 6—RECEIVABLES

Receivables consist of the following (in thousands):

	Successor	Predecessors
	June 30,	TEH	CP Vicksburg	JMBS Casino
	2010	December 31, 2009
	(unaudited)
Casino	$16,253	$877	$74	$—
Hotel	5,774	1,148	9	8
Income tax receivable	2,586	12,787	—	—
Other	21,631	393	—	14
	46,244	15,205	83	22
Allowance for doubtful accounts	(8,935)	(691)	(52)	—
Receivables, net	$37,309	$14,514	$31	$22

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Successor		Predecessors
			TEH		CP Vicksburg		JMBS Casino
	Estimated life	June 30,	Estimated life	December 31,	Estimated life	December 31,	Estimated life	December 31,
	(years)	2010	(years)	2009	(years)	2009	(years)	2009
		(unaudited)
Land	—	$94,240	—	$33,990	—	$1,380	—	$440
Buildings and improvements	10 - 40	294,731	10 — 39	377,547	5-25	13,099	5-25	2,965
Furniture, fixtures and equipment	3 - 7	60,501	5 — 10	107,747	3-10	10,053	3-10	7,843
Riverboats and barges	25-40	20,300	10	47,580	10	2,554	20	15,772
Construction in progress	—	3,815	—	3,417	—	—	—	—
		473,587		570,281		27,086		27,020
Accumulated depreciation		(13,730)		(146,631)		(16,528)		(10,791)
Property and equipment, net		$459,857		$423,650		$10,558		$16,229

NOTE 8—BENEFICIAL INTEREST IN TRUST

Prior to TEH’s acquisition of Aztar Corporation, the NJ Commission granted TEH temporary authority to operate Tropicana AC, requiring Adamar and its subsidiary’s stock be placed in the ICA Trust until completion of the licensing process. On December 12, 2007, the NJ Commission issued the NJ License Denial, denying TEH a permanent license to operate Tropicana AC and declaring operative the ICA Trust. The Trustee was assigned under the ICA Trust to assume management responsibility of Tropicana AC until it could be sold to a third party. The sale of Tropicana AC was in the control of the Trustee. Under New Jersey law, TEH was entitled to receive upon the eventual sale of Tropicana AC an amount equal to the lower of the value of the property as of the date the trust became operative or its original cost to acquire the property. Because Tropicana AC was sold to the lenders under the Credit Facility pursuant to the $200 million credit bid, as discussed below, the Company and TEH did not receive any cash proceeds from the sale of Tropicana AC.

As a result of the actions taken on December 12, 2007, by the NJ Commission, the Company determined that Tropicana AC should not be consolidated subsequent to December 12, 2007. This determination was based on the accounting guidance for consolidation of all majority owned subsidiaries, insofar as the government-imposed restrictions on TEH’s continued management and control of Tropicana AC were so severe, they cast significant doubt on TEH’s ability to control the subsidiary. TEH has thereafter accounted for its interest in Tropicana AC, held by the ICA Trust, under the cost method. TEH’s cost basis was then adjusted to fair value in accordance with accounting guidance related to accounting for certain investments in debt and equity securities.

As a result, the net cost basis in Tropicana AC is presented as a beneficial interest in Trust in the accompanying condensed balance sheet of TEH as of December 31, 2009. As the Trustee had control of the operations of Tropicana AC from December 12, 2007 until the Company’s acquisition of the property, there are no results of operations, other than impairment charges associated with the beneficial interest for Tropicana AC included in the condensed statements of operations and statements of cash flows of TEH for the three and six months ended June 30, 2009.

Impairment Loss

Under the accounting guidance related to the meaning of other-than-temporary impairment and its application to certain investments, cost basis investments such as the beneficial interest in Trust are evaluated for impairment under a process that results in an impairment charge reducing the cost basis to fair value when other-than-temporary impairment exists. To determine the fair value, TEH utilized a combination of the income approach and market approach. The income approach incorporates the use of the discounted cash flow method, whereas the market approach incorporates the use of the guideline company method. Significant assumptions are used to determine the fair value such as cash flow projections, working capital requirements and the discount rate which are considered “Level 3” inputs. The estimated fair value of the beneficial interest in Trust declined to $200.0 million at December 31, 2009 from $354.3 million at December 31, 2008 which was based on the $200 million credit bid by the lenders under the Credit Facility, resulting in impairment charges of $154.3 million during the three and six months ended June 30, 2009.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination.  The Company recorded goodwill of $30.4 million upon the application of fresh-start reporting and $33.5 million in connection with the acquisition of Tropicana AC. The Company established deferred tax liabilities for book and tax differences between assigned values and tax bases of the acquired assets which resulted in the Company recognizing goodwill. As of December 31, 2009, TEH had $16.8 million of goodwill related to Belle of Baton Rouge, CP Vicksburg had $0.6 million of goodwill and JMBS Casino had $8.4 million of goodwill.  In connection with fresh-start reporting, the Predecessors’ goodwill of $25.8 million was eliminated.

Intangible assets consist of the following (in thousands):

	Successor		Predecessors
			TEH		CP Vicksburg		JMBS Casino
	Estimated life	June 30,	Estimated life	December 31,	Estimated life	December 31,	Estimated life	December 31,
	(years)	2010	(years)	2009	(years)	2009	(years)	2009
		(unaudited)
Trade name	Indefinite	$29,500	Indefinite	$16,700	—	$—	Indefinite	$20
Gaming licenses	Indefinite	43,970	Indefinite	50,718	—	—	—	—
Trade name	—	—	1 1/2 - 10	3,200	—	—	—	—
Customer lists	3	3,103	5 - 15	7,467	5	1,795	—	—
Other	5-30	13,770	9 - 60	4,408	5-35	747	5	3,000
Total intangible assets		90,343		82,493		2,542		3,020
Less accumulated amortization:
Trade name		—		(3,017)		—		—
Customer lists		(345)		(5,195)		(1,795)		—
Other		(401)		(393)		(427)		(3,000)
Total accumulated amortization		(746)		(8,605)		(2,222)		(3,000)
Intangible assets, net		$89,597		$73,888		$320		$20

Upon the Effective Date, in connection with fresh-start reporting, the Predecessors’ intangible assets were eliminated.  In connection with the adoption of fresh-start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the “Tropicana” trade name and $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. Customer lists were valued at $1.7 million representing the value associated with our customers under our customer loyalty programs and are being amortized on a straight-line basis over three years.  Favorable lease arrangements were valued at $8.6 million and are being amortized to rental expense on a straight-line basis over 30 years, which approximates the remaining useful life of the leased facility.

In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million of other intangibles assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases, and $1.4 million representing the value associated with customers enrolled in our customer loyalty programs which are being amortized on a straight-line basis over three years. Estimated annual amortization of the favorable lease assets to tenant income at Tropicana AC for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is anticipated to be $0.8 million, $0.9 million, $0.9 million, $0.9 million, and $0.9 million, respectively.

Intangible assets related to the Plan and Tropicana AC acquisition were valued using income and cost based methods as appropriate.  The “Tropicana” trade name was valued based on the relief from royalty method which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to unrelated licensee, and a discount rate.  The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates for similar assets to reach a 1% royalty rate.  The discount rate applied was 14%, based on the weighted average cost of capital of the properties benefiting from the trade name.  Gaming licenses were valued based on the Greenfield method, which is the function of the cost to build a new casino operation, the build out period, projected cash flows attributed to the casino once operational, and a discount rate.  The projected cash flows assumed a revenue growth rate of 2% and effective tax rate of 40%.  The discount rate assumed was 16%, based on the weighted average cost of capital for the respective property plus a premium to reflect the additional risks of achieving individual cash flows.  The value assigned to customer lists is based on the present value of future earnings using the replacement cost method based on internally developed estimates.

Amortization expense for the quarter ended June 30, 2010 and the Successor Period was $0.3 million and $86,000, respectively.  Amortization expense at TEH for the quarter ended June 30, 2009, the Predecessor Period and the six months ended June 30, 2009 for those assets amortized was $39,000, $27,000 and $81,000, respectively.  Estimated annual amortization expense for the intangible assets of the Company for the years ended December 31, 2010, 2011, 2012, and 2013 is anticipated to be $0.8 million, $1.0 million, $1.0 million, and $0.2 million, respectively.

NOTE 10—INVESTMENTS (SUCCESSOR)

The New Jersey Casino Control Act provides, among other things, for an assessment of licenses equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues.  The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”).  Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations.  The carrying value of the total investments at June 30, 2010 approximates their fair value.

Investments consist of the following (in thousands, unaudited):

Successor
June 30, 2010
Investment in bonds - CRDA	$13,017
Less unamortized discount	(3,617)
Less valuation allowance	(2,037)
Deposits — CRDA	29,122
Less valuation allowance	(7,594)
Direct investment — CRDA	3,685
Less valuation allowance	(659)
Total investments	$31,917

The CRDA bonds have various contractual maturities that range from 5 to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights.

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, excluding liabilities subject to compromise, consist of the following (in thousands):

	Successor	Predecessors
			CP	JMBS
	June 30,	TEH	Vicksburg	Casino
	2010	December 31, 2009
	(unaudited)
Accrued payroll and related	$27,759	$14,036	$352	$301
Accrued gaming and related	7,451	8,749	834	277
Accrued taxes	4,535	—	661	551
Accrued interest	—	240	—	—
Deferred tax liability—current portion	—	858	—	—
Other accrued expenses and current liabilities	22,682	6,292	298	148
Total accrued expenses and other current liabilities	$62,427	$30,175	$2,145	$1,277

NOTE 12—DEBT

Debt consists of the following (in thousands):

	Successor	Predecessors
		TEH
	June 30,	December 31,
	2010	2009
	(unaudited)
Term Loan Facility, due 2013, interest at 15% at June 30, 2010, net of unamortized discount of $25.6 million at June 30, 2010	$104,433	$—
Revolving Facility, due 2013, interest at 15% at June 30, 2010	—	—
Debtor-in-Possession Credit Agreement, interest at 13.3% at December 31, 2009	—	65,219
Senior Secured Credit Facility—Term Loan, due 2012, interest at 0% at December 31, 2009 (subject to compromise)	—	1,300,239
Senior Secured Credit Facility—Revolver, interest at 0% at December 31, 2009 (subject to compromise)	—	29,010
9 5/8% Senior Subordinated Notes, due 2014 (subject to compromise)	—	960,000
Other long-term debt	348	461
Total debt	104,781	2,354,929
Less amounts subject to compromise	—	(2,289,260)
Less current portion of debt not subject to compromise	(1,497)	(65,669)
Total long-term debt, net	$103,284	$—

Successor

Exit Facility

On December 29, 2009, TEI entered into the Exit Facility with multiple lenders including Icahn Capital LP (“Icahn Capital”), as further discussed in Note 14, which consists of (i) a $130 million Term Loan Facility and (ii) a $20 million Revolving Facility. The Exit Facility matures on March 8, 2013.  The Term Loan Facility requires mandatory principal payments of $1.3 million annually on March 8, 2011 and 2012.  The Revolving Facility generally does not require mandatory principal payments.  Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders under the Exit Facility.  On the Effective Date the proceeds of the Exit Facility were used to repay certain indebtedness, including the Predecessors DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes.  All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company will be required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of TEI.

The Exit Facility contains mandatory prepayment provisions from proceeds received by TEI and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding TEI and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 2.00 to 1.00 and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants will be tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against TEI or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses, and (vi) the bankruptcy or insolvency of TEI or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. TEI was in compliance with these covenants at June 30, 2010.

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

The DIP Credit Facility contained certain financial and other covenants and certain defaults and events of default customary for debtor-in-possession financings of this type.  On the Effective Date the DIP Credit Facility was paid in full.

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

Subsequent to the Petition Date, the Bankruptcy Court authorized TEH to make adequate protection payments that included interest on the Credit Facility. Effective February 1, 2009, the Bankruptcy Court authorized TEH to suspend the adequate protection payments with respect to interest, which resulted in no interest expense in 2009 related to the Credit Facility. The interest rate was the Adjusted LIBO Rate plus 2.25% per annum until (but not including) June 30, 2008 and thereafter, at the Alternate Base Rate plus 1.25% per annum.  As of the Effective Date, the Credit Facility was terminated pursuant to the Plan, with the exception of the portion related to the Credit Bid as further discussed in Note 1.

Prior to the Petition Date, the Company had approximately $8.0 million in letters of credit issued under the Credit Facility, of which $7.5 million was paid to the beneficiary in the quarter ended March 31, 2009 and the remaining $0.5 million was paid to the beneficiary during the quarter ended June 30, 2009.  Accordingly, these payments increased the outstanding balance of the Credit Facility during 2009.  As a result, CP Vicksburg and JMBS Casino recorded a loss related to the increase during the three months and six months ended June 30, 2009 of $0.5 million and $8.0 million, respectively, which is included in the accompanying condensed statements of operations.

Senior Subordinated Notes—subject to compromise

On December 28, 2006, TEH issued the Notes.  Interest on the Notes was payable semi-annually on June 15 and December 15 of each year.

The Notes were guaranteed by certain of TEH’s subsidiaries, as well as by the Affiliate Guarantors. The Notes contained certain restrictive covenants regarding, among other things, TEH’s and the guarantors’ ability to incur or guarantee additional indebtedness, pay dividends, sell or transfer assets, make certain investments, create or incur certain liens, enter into merger, consolidation or sale transactions and to enter into transactions with affiliates that are not described in the agreements. Upon a change in control of TEH, the holders of each Note had the right to require TEH to repurchase the Notes at 101% of the principal amount plus any unpaid interest to the date of purchase.  As of the Effective Date the Notes were cancelled pursuant to the Plan.

NOTE 13—DERIVATIVE INSTRUMENTS (PREDECESSORS)

TEH had entered into interest rate swap agreements to effectively convert a portion of its variable interest rate to a fixed interest rate. Prior to the Effective Date, TEH had two interest rate swap agreements for an aggregate notional amount of $1.0 billion, each converting a portion of its floating-rate debt to a fixed rate of 5.0% based on three-month LIBO Rate. The filing for bankruptcy protection on May 5, 2008 caused an early termination of these interest swap agreements. The interest rate swap agreements provided that upon an early termination, the market value of the interest rate swap agreement as of the date of the early termination was due and interest payable on this amount was owed at the prime rate plus 2%. The fair value of the interest rate swap agreements as of May 5, 2008 was approximately $53.2 million, which was included in liabilities subject to compromise at December 31, 2009 and was discharged on the Effective Date upon consummation of the Plan.

NOTE 14—RELATED PARTY TRANSACTIONS

Icahn Capital

On May 4, 2009, pursuant to the Plan, the Company entered into a commitment letter (the “Commitment Letter”) with Icahn Capital, an affiliate of Mr. Carl C. Icahn, Chairman of our Board of Directors, pursuant to which Icahn Capital committed to provide, on a fully underwritten basis, the Exit Facility.  Furthermore, entities affiliated with Mr. Icahn are lenders under the Exit Facility and hold more than 50% of the loans extended under the Exit Facility.  In addition, an entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility.  Pursuant to the Commitment Letter, the Company is also responsible for various professional fees, including legal costs and gaming license costs, on behalf of Mr. Icahn. The Company and TEH expensed $0.1 million and $1.0 million during the quarters ended June 30, 2010 and 2009, respectively. The Company and TEH expensed $0.3 million, $1.1 million and $1.0 million during the Successor Period, the Predecessor Period and the six months ended June 30, 2009, respectively, related to these costs. The Company paid $9.5 million in debt issuance costs related to the Exit Facility. Unamortized debt issuance costs of $8.5 million were included in other long term assets, net on the accompanying condensed balance sheet as of June 30, 2010.

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

NOTE 15—AFFILIATE TRANSACTIONS (PREDECESSORS)

Tahoe Horizon

In June 2009, TEH and certain of its subsidiaries entered into a Master Restructuring Agreement with CSC and the landlord of its Horizon Casino Resort (“Tahoe Horizon”) operations, agreeing to assign the leases, certain related assets, rights and obligations of the Tahoe Horizon operations to affiliates of CSC. Assignment of the leases was approved by the Bankruptcy Court concurrently with the confirmation of the Plan. The terms of the assignment provided for the Company to assign the hotel lease on June 15, 2009, while continuing to operate the casino on a limited basis until CSC or a third party designee was licensed by the Nevada Gaming Commission. In October 2009, the gaming assets and all remaining rights and certain obligations related to Tahoe Horizon were assigned to entity affiliated with CSC, and TEH no longer had any involvement with this property.

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

In 2007, JMBS Casino and CP Vicksburg loaned $5.0 million and $7.0 million, respectively, to TEH. The loans accrued interest at an annual rate of 12.0%. No principal or interest payments were due under these loans until maturity, which was January 1, 2015. Due to the bankruptcy filing in May 2008, the total of these pre-petition loans and accrued interest of $13.1 million is included in liabilities subject to compromise on TEH’s accompanying December 31, 2009 condensed balance sheets. Pursuant to the Plan, these loans and accrued interest were discharged on the Effective Date.

Wimar and Columbia Sussex Corporation

Wimar Tahoe Corporation (“Wimar”), the Predecessors’ ultimate parent, provided various support services through September 2008 which were charged to the Predecessors. The services provided by Wimar to the Predecessors under casino services agreements primarily related to casino operations, employment matters, staffing, marketing, advertising, casino layout, compliance, internal audit and purchasing of gaming related equipment and supplies. The operations of the Predecessors were separate and apart from Wimar. Any costs incurred by Wimar for the benefit of or related to the Predecessors’ operations were charged to the Predecessors. Wimar charged the Predecessors its allocated portion of the corporate overhead costs for these services based on the ratio of the Predecessors’ net operating revenues to the total aggregate net operating revenue of all casino operations owned by Wimar.

CSC provided, until April 30, 2009, various administrative and accounting services to the Predecessors under a series of administrative services agreements. In addition, the Predecessors also occasionally bought and sold slot machines and other equipment at net book value from and to subsidiaries of Wimar and CSC.

The services provided by CSC were primarily related to accounting and administrative services in the areas of accounts payable, cash management, payroll processing, purchasing, human resources, marketing, risk management, tax and accounting. Also, the Predecessors participated in general liability, workers’ compensation, property and health insurance programs facilitated by CSC. In addition, certain of the Predecessors adopted CSC’s 401(k) pension savings plan. The operations of the Predecessors were separate and apart from CSC. Any costs incurred by CSC for the benefit of or related to the Predecessors’ operations were charged to the Predecessors. Effective April 30, 2009, the Predecessors terminated the administrative services agreements with CSC in anticipation of the Plan.

CP Vicksburg

CP Vicksburg licensed the use of the name “Horizon” from a wholly owned subsidiary of TEH, an affiliate through common ownership. The trademark license agreement term was for ten years, terminating in October 2013 with an annual fee of $12,000. Payments were to be made annually on the anniversary date. The agreement allowed for six ten-year renewals at CP Vicksburg’s option.  Pursuant to the Plan, on the Effective Date, such costs become intercompany transactions and are eliminated upon consolidation as CP Vicksburg is a subsidiary of the Company.

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

NOTE 16—COMMITMENTS AND CONTINGENCIES

Leases

MontBleu Lease

The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month beginning May 1, 2009, plus 10% of gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent will be equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, or (ii) 10% of gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $9.6 million on the accompanying condensed balance sheets as of June 30, 2010.

Casino Aztar Land Lease

The Company leases from the City of Evansville, Indiana approximately four and a half acres of the eight and a half acres on which Casino Aztar is situated. Under the terms of the lease, the Company has the option to extend the lease for up to seven five-year renewal options until November 30, 2040. In March 2010, the Company exercised the second of seven renewal options, which extended the lease term through November 2015. Under the terms of the lease as amended, the Company is required to pay a percentage of the adjusted gross receipts (“AGR”) for the year in rent, with a minimum annual rent of no less than $2 million. The percentage rent is equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million, plus 12% of the AGR in excess of $100 million. In addition, the Company must make two prepayments of percentage rent to the City of Evansville for the period between January 2011 and December 2015. The first payment of $5.0 million was paid in April 2010 with the second payment of $5.0 million due no later than December 31, 2010. The Company was also required to pay $3.5 million to the City of Evansville within 30 days after the Effective Date for city development projects, which was paid in April 2010, and has agreed to construct a pedestrian bridge to Casino Aztar, at an estimated cost of approximately $3.0 million, to be completed within three years after the Effective Date.

Belle of Baton Rouge Lease

Belle of Baton Rouge leases certain land, buildings and airspace rights under separate leases, one of which runs through 2019 and the other of which runs through 2013 with options to extend for up to 70 years. In addition, Belle of Baton Rouge leases a parking lot with annual rent of $0.6 million through August 2012.

Lighthouse Point Lease

Lighthouse Point leases approximately four acres of land on which the docking, entry and parking facilities of the casino are situated. Lighthouse Point is required to pay an amount equal to 2% of its monthly gross gaming revenues in rent, with a minimum monthly payment of $75,000. In addition, in any given year in which annual gross gaming revenues exceed $36.6 million, Lighthouse Point is required to pay 8% of the excess amount as rent pursuant to the terms of the lease. The current lease expires in 2014, with an option to extend its term through 2044.

CP Vicksburg Lease

CP Vicksburg assumed an agreement with the City of Vicksburg (the “City”) that permitted the development of the Company’s hotel and casino and provided for ongoing payments to the City. The agreement expires in 2033 and provides that certain parcels of land, primarily including parking, casino dockage and casino entry parcels, revert back to the City upon termination of the agreement. Monthly amounts owed include a fixed annual payment of $563,000, subject to adjustment for changes in the consumer price index (base year 2003), and 1.5% of net revenue, as defined in the agreement (primarily gaming and food and beverage revenues). In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $2.1 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $2.0 million on the accompanying condensed balance sheets as of June 30, 2010.

JMBS Casino Lease

JMBS Casino leases land, buildings and equipment used in its operations, including a lease with the City of Greenville, Mississippi, for rights for land used in connection with JMBS Casino’s riverboat gaming operation for moorage, docking and berthing.  JMBS Casino’s current lease with the City of Greenville terminates in August 2010, but it has entered into a new lease agreement with the City of Greenville for the same moorage, docking and berthing rights. The term of the new lease agreement is from September 2010 to August 2020 (with the option of two five-year renewals) and requires annual payments of $420,000.

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

The 2008 NJSEA Subsidy Agreement acknowledges the publicly announced intention of the Governor to, by executive order, create a commission to study and report its recommendations for the long term stability of the horse racing industry to the Governor and the Legislature on or about July 1, 2010 and provides that the Casinos, Casino Association of New Jersey and NJSEA will work and cooperate in good faith with any such commission and that the NJSEA shall not support legislation for casino gaming in any New Jersey location other than Atlantic City prior to that commission’s delivery of its report to the Governor and the Legislature.

New Jersey CRDA

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

Tropicana Trademark Litigation

Certain parties (the “Plaintiffs”) affiliated with the new owners of Tropicana Hotel & Casino (“Tropicana LV”) filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, against Aztar Corporation (“Aztar”) and Tropicana Entertainment, LLC (“TE”) originally seeking only a declaratory judgment that Tropicana LV had the right to operate a hotel and casino under the name “Tropicana” without any interference by or payment to Aztar or TE (together, the “Defendants”). The Plaintiffs’ complaint sought no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an answer and counterclaim asserting Plaintiffs’ use of “Tropicana” infringes upon Defendants’ rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada state court, which was granted on January 21, 2010. The parties are currently engaged in discovery.

During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the “Tropicana” trademark.  Both motions were denied, although the Nevada state court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the trademark as a result of an agreement that is 30 years old.  Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could potentially deprive the Company, as successor to TE, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement.  In addition, the Company, together with its subsidiary, New Tropicana Holdings, Inc. (“New Tropicana”), and certain affiliates of Icahn Capital filed a complaint in the Chapter 11 Cases against the Plaintiffs, seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the “Tropicana” trademark, the Exit Facility lenders have a perfected security interest in that property, and the Nevada state court action, to the extent it seeks to assert ownership over the trademark or question the validity of the security interest, violates the automatic stay.  The Complaint also demands an injunction against any further efforts by the Plaintiffs to re-litigate the ownership issue, and seeks other remedies on behalf of the Exit Facility lenders.

If the Plaintiffs are successful in either court, the Company’s right to continued use of the “Tropicana” name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected. In the event the Plaintiffs prevail, they would also have the right to continued use of the “Tropicana” trademark in perpetuity without payment of any royalty or license fee to the Company, and their continued use of the trademark without restriction could dilute the “Tropicana” brand and be detrimental to the Company’s future properties that utilize that brand.

Wimar and CSC Administrative Expense Claims

On March 31, 2009, Wimar and CSC filed separate proceedings with the Bankruptcy Court related to administrative expense claims in which the Predecessors were a party. The total claim filed by Wimar and CSC is in excess of the amounts recorded by the Predecessors. The Company intends to contest claims to the extent that they exceed the amounts the Company believes are due.

Litigation in General

The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

NOTE 17—STOCKHOLDERS’ EQUITY (SUCCESSOR)

Common Stock

We are authorized to issue up to 100 million shares of our Common Stock, of which 26,312,500 shares were issued and outstanding as of June 30, 2010. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of our Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to our Common Stock.  Subject to any preferences that may be granted to the holders of our preferred stock, each holder of Common Stock is entitled to receive ratably, such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

Preferred Stock

We are authorized to issue up to 10 million shares of our preferred stock, $0.01 par value per share, of which none were issued as of June 30, 2010. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.

Warrants

In accordance with the Plan, holders of the Predecessors notes and general unsecured claims received Ordinary Warrants to purchase 3,750,000 shares of our Common Stock.  The Ordinary Warrants have a four year, six month term and an exercise price of $52.44 per share.  The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%.  The resulting value of $11.5 million was recorded as a reorganization item of the Predecessors on the accompanying condensed statements of operations.

In addition, pursuant to the terms of the Exit Facility, we issued Penny Warrants to purchase 1,312,500 shares of our Common Stock at a strike price of $0.01 to participating lenders on the Effective Date.  The Penny Warrants have a term of 3 months.  The Company valued the Penny Warrants using the Black-Scholes option valuation model assuming a life of 0.24 years, a volatility factor of 41% and a risk free rate of 0.16%.  The resulting value of $19.5 million is treated as a debt discount and netted against the carrying value of the Exit Facility on the accompanying condensed balance sheet as of June 30, 2010.  The discount is amortized at a constant rate applied to the outstanding balance of the Exit Facility with a corresponding increase in non-cash interest expense.  During the Successor Period, all 1,312,500 warrants were exercised at $0.01 per share.

Significant Ownership

At June 30, 2010, Mr. Icahn indirectly controlled approximately 48.1% of the voting power of the Company’s Common Stock and, by virtue of such stock ownership, is able to exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding Common Stock.  Mr. Icahn’s interests may not always be consistent with the Company’s interests or with the interests of the Company’s other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company’s business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.

NOTE 18—BASIC AND DILUTED NET INCOME PER SHARE (SUCCESSOR)

The Company computes net income per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income for the period by the weighted average number of shares outstanding during the period.  Diluted EPS is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period.  Potentially dilutive common shares include warrants.  Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive.

Excluded from the calculation of diluted earnings per share are the Ordinary Warrants to purchase 3,750,000 shares of our common stock as they were out-of-the-money as of June 30, 2010.

NOTE 19—DISCONTINUED OPERATIONS (PREDECESSORS)

TEH disposed of Tropicana LV, located in Las Vegas, Nevada, during the year ended December 31, 2009.  As a result, Tropicana LV was no longer owned or operated by TEH subsequent to June 30, 2009.  In addition, TEH assigned the leases and all rights and certain obligations related to Tahoe Horizon located in Lake Tahoe, Nevada, in two phases effective June 15, 2009 and October 16, 2009.  As a result, TEH no longer had any involvement with operating Tahoe Horizon subsequent to October 16, 2009.  Accordingly, the results of operations of Tropicana LV and Tahoe Horizon are presented as discontinued operations in the condensed statements of operations for the quarter and six months ended June 30, 2009.  The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed statements of cash flows.

Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

	Predecessor
	TEH
	Three Months Ended June 30,	Six Months Ended June 30,
	2009	2009
Net revenues	$23,727	$53,480
Operating costs and expenses	33,610	67,441
Impairment charge	427,948	427,948
Loss from operations	(437,831)	(441,909)
Interest expense, net (contractual interest was $4,889)	(3)	(2,560)
Reorganization items, net	(496)	(1,528)
Income tax benefit	129,451	129,451
Loss from discontinued operations, net	$(308,879)	$(316,546)

Impairment Charge

In accordance with Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”), when the Tropicana LV Plan was confirmed on May 5, 2009, and it was determined that Tropicana LV would no longer be owned or operated by the Company, the assets held for sale were reviewed for impairment. The Company recorded an impairment charge during the three and six months ended June 30, 2009 of $427.0 million related to the property and equipment at Tropicana LV as it exceeded its estimated fair value.

In June 2009, the Company assigned the non-gaming assets of the Tahoe Horizon lease to an affiliated of CSC. As a result, in accordance with ASC 360-10, the Company recorded an impairment loss of approximately $0.9 million related to the gaming assets at Tahoe Horizon during the three and six months ended June 30, 2009.

Reorganization items related to discontinued operations represent amounts incurred since the Petition Date as a direct result of the Chapter 11 Cases for Tropicana LV and Tahoe Horizon, and were comprised of the following (in thousands, unaudited):

	Predecessor
	TEH
	Three Months Ended June 30,	Six Months Ended June 30,
	2009	2009
Professional fees	$(504)	$(1,565)
Interest income	21	77
Other	(13)	(40)
Total reorganization items included in loss from discontinued operations, net	$(496)	$(1,528)

NOTE 20—INCOME TAXES

The Company’s effective income tax rate for the three months ended June 30, 2010 and the Successor Period was 33.8% and 33.7%, respectively. The difference between the federal statutory rate of 35% and the Company’s effective tax rate for both the three months ended June 30, 2010 and the Successor Period was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.  Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

TEH’s effective tax rate for the quarter ended June 30, 2009, the Predecessor Period, and the six months ended June 30, 2009 was (2.0)%, (1.3)% and (2.8)%, respectively.  The difference between the federal statutory rate of 35% and TEH’s tax rate for the Predecessor Period was primarily due to reorganization charges for which no tax benefit was recognized.  The difference between the federal statutory rate of 35% and TEH’s tax rate for the quarter ended June 30, 2009 was primarily due to changes in the Company’s valuation allowance.  The difference between the federal statutory rate of 35% and TEH’s tax rate for the six months ended June 30, 2009 was primarily due to changes in the Company’s valuation allowance and the impairment charge related to the beneficial interest in Trust.

CP Vicksburg and JMBS Casino were pass-through entities for federal and state income tax purposes. As pass-through entities, the tax attributes of CP Vicksburg and JMBS Casino would pass through to its members who owed any related income taxes. As a result, no provision for income taxes was recorded in the accompanying financial statements for CP Vicksburg and JMBS Casino.

NOTE 21—SEGMENT INFORMATION

The Company views each property as an operating segment which we aggregate by region in order to present our four reportable segments: (i) East, (ii) Central, (iii) West, and (iv) South. The Company uses operating income to compare operating results among its segments and allocate resources. The following table highlights by segment our net revenues and operating income (loss), and reconciles operating income (loss) to loss from continuing operations before income taxes for the quarters ended June 30, 2010 and 2009 (in thousands, unaudited):

	Successor	Predecessors
		TEH	CP Vicksburg	JMBS Casino
	Three months ended June 30, 2010	Three months ended June 30, 2009
Net revenues:
East	$77,630	$—	$—	$—
Central	29,891	29,143	—	—
West	31,139	36,194	—	—
South	26,450	24,135	3,215	3,828
Corporate and other	—	—	—	—
Total net revenues	$165,110	$89,472	$3,215	$3,828
Operating income (loss):
East	$4,815	$—	$—	$—
Central	5,052	3,625	—	—
West	660	(382)	—	—
South	1,550	3,432	(1,319)	152
Corporate and other	(6,660)	(6,007)	—	—
Impairment of beneficial interest in Trust	—	(154,300)	—	—
Total operating income (loss)	$5,417	$(153,632)	$(1,319)	$152
Reconciliation of operating income (loss) to loss from continuing operations before income taxes:
Operating income (loss)	$5,417	$(153,632)	$(1,319)	$152
Interest expense	(8,156)	(3,873)	—	—
Interest income	225	—	62	91
Loss related to guarantee of affiliate debt	—	—	(500)	(500)
Reorganization items, net	—	(8,454)	(13)	(7)
Loss from continuing operations before income taxes	$(2,514)	$(165,959)	$(1,770)	$(264)

The following table highlights by segment our net revenues and operating income (loss), and reconciles operating income (loss) to income (loss) from continuing operations before income taxes for the Successor Period, the Predecessor Period and the six months ended June 30, 2009 (in thousands, unaudited):

	Successor	Predecessors
	Period March 8, 2010	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
	through June 30, 2010	Period January 1, 2010 through March 7, 2010			Six Months Ended June 30, 2009
Net revenues:
East	$97,296	$—	$—	$—	$—	$—	$—
Central	38,108	22,432	—	—	60,451	—	—
West	40,697	25,999	—	—	76,528	—	—
South	33,885	16,043	1,271	3,552	51,573	7,576	8,729
Corporate and other	39	45	—	—	3	—	—
Total net revenues	$210,025	$64,519	$1,271	$3,552	$188,555	$7,576	$8,729
Operating income (loss):
East	$4,598	$—	$—	$—	$—	$—	$—
Central	6,832	4,691	—	—	9,000	—	—
West	1,886	1,731	—	—	397	—	—
South	2,619	2,603	(874)	933	9,477	(1,914)	943
Corporate and other	(8,870)	(4,604)	—	—	(12,509)	—	—
Impairment of beneficial interest in Trust	—	—	—	—	(154,300)	—	—
Total operating income (loss)	$7,065	$4,421	$(874)	$933	$(147,935)	$(1,914)	$943
Reconciliation of operating income (loss) to income (loss) from continuing operations before income taxes:
Operating income (loss)	$7,065	$4,421	$(874)	$933	$(147,935)	$(1,914)	$943
Interest expense	(10,306)	(2,005)	—	(2)	(7,342)	(5)	—
Interest income	271	11	40	103	—	121	167
Loss related to guarantee of affiliate debt	—	—	—	—	—	(8,010)	(8,010)
Reorganization items, net	—	2,093,098	2,286,748	2,266,609	(19,732)	(23)	(18)
Income (loss) from continuing operations before income taxes	$(2,970)	$2,095,525	$2,285,914	$2,267,643	$(175,009)	$(9,831)	$(6,918)

	Successor	Predecessors
	June 30,	TEH	CP Vicksburg	JMBS Casino
	2010	December 31, 2009
Assets by segment:
East	$356,461	$—	$—	$—
Central	166,796	207,646	—	—
West	118,824	265,277	—	—
South	127,625	137,127	16,731	34,969
Corporate and other	133,894	208,162	—	—
Total assets	$903,600	$818,212	$16,731	$34,969

NOTE 21—SUBSEQUENT EVENTS

We have evaluated all activity of the Company through the date the condensed financial statements were issued, and concluded that no material subsequent events would require recognition in the condensed financial statements or disclosure in the notes to the condensed financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “project,” “continue,” “pursue,” or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating plans, our competition, financing, revenues, tax benefits, our beliefs regarding the sufficiency of our existing cash and credit sources, including our Exit Facility and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In addition, we acquired certain assets of Adamar of New Jersey, Inc. (“Adamar”), an unconsolidated subsidiary of TEH, including the Tropicana Casino and Resort, Atlantic City (“Tropicana AC”).  The results of operations of Tropicana AC are not presented for the Predecessor Period (as defined below). The results of operations of Tropicana AC are included in the Successor Period (as defined below).

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

Upon the Effective Date and following the completion of the Restructuring Transactions, we adopted fresh-start reporting in accordance with accounting guidance on reorganizations. As a result, the value of the Predecessors’ assets, including intangible assets and liabilities have been adjusted to their estimated fair values on our condensed balance sheet. In accordance with accounting guidance for business combinations, the allocation is subject to additional adjustments within one year from the Effective Date as improved information on asset and liability valuations becomes available.

The historical financial results of the Predecessors and Adamar are not indicative of our current financial condition or our future results of operations following the Effective Date. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

Presentation

References in this Quarterly Report on Form 10-Q to “Successor” refer to the Company on or after March 8, 2010, after giving effect to (i) the issuance of 12,098,053 shares of common stock ($0.01 par value per share, the “Common Stock”) and warrants to purchase an additional 3,750,000 shares of our Common Stock (the “Ordinary Warrants”) in accordance with the Plan, (ii) the entering into our credit facility in an aggregate principal amount of $150 million (the “Exit Facility”) in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of our Common Stock at $.01 per share (the “Penny Warrants”), (iii) the application of fresh-start reporting and (iv) the issuance of 12,901,947 shares of Common Stock related to the acquisition of Tropicana AC.  References to “Predecessors” refer to the Predecessors prior to March 8, 2010.

Due to the adoption of fresh-start reporting on March 8, 2010, the accompanying condensed statements of operations and cash flows for the six months ended June 30, 2010 are presented for two periods: January 1, 2010 through March 7, 2010 (the “Predecessor Period”) for each of the Predecessors, and March 8, 2010 through June 30, 2010 (the “Successor Period”) for the Company. The Predecessor Period reflects the historical accounting basis in the Predecessors’ assets and liabilities, while the Successor Period reflects the assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

Because we conducted no business prior to March 8, 2010, we have presented the results of the Predecessors for the three and six months ended June 30, 2009 for comparison purposes. We refer to the Predecessors’ prior year periods as “2009 Combined,” derived from the summation of the results of the three Predecessors for the applicable periods.  We refer to our six months ended June 30, 2010 results as “2010 Combined,” derived from the summation of the results of TEI for the Successor Period and the three Predecessors for the Predecessor Period. The application of fresh-start reporting did not materially affect the Company’s continuing operations; however the 2010 Combined and 2009 Combined periods may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation and amortization and interest expense. The combined presentation does not comply with generally accepted accounting principles in the United States (“GAAP”) or with the rules of the Securities and Exchange Commission (the “SEC”) for pro forma presentation; however, it is presented because we believe it is the most meaningful comparison of our results between periods.

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

Our financial results are highly dependent upon the number of customers that we attract to our facilities and the amounts those customers spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the discretionary income of our customers, competitive factors, gaming tax increases and other regulatory changes, the opening of new gaming operations, the negative impact the Predecessors’ bankruptcy filings had on our facilities, our ability to reinvest in our properties, increased costs in connection with the rejection of certain pre-petition contracts, potential future exposure for liabilities of the Predecessors that we assumed, our limited operating history, and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality and other factors.  Historically, our operating results are the strongest in the third quarter and the weakest in the fourth quarter. In addition, favorable weather and long-weekend holidays affect our operating results.

Revenues are one of our main performance indicators with more than 85% of net revenues generated from casino operations. Casino revenues represent the difference between wins and losses from gaming activities such as slot machines and table games. Most of our revenues are essentially cash-based, through customers wagering with cash or chips or paying for non-gaming services with cash or credit cards and therefore are not subject to any significant or complex estimation. As a result, fluctuations in net revenues have a direct impact on cash flows from operating activities. Other performance indicators include hotel occupancy, which is a volume indicator for hotels, and the average daily rate, which is a price indicator for the amount customers paid for hotel rooms.

The following significant factors and trends should be considered in analyzing our operating performance:

•	Tropicana AC. We acquired Tropicana AC on March 8, 2010 and its operating results are included only from the Effective Date.

•

Fresh-Start Reporting. As noted above, we adopted fresh-start reporting on March 8, 2010 and as a result our results of operations are not comparable to those of the Predecessors. In particular, the assets and liabilities of the Predecessors have been adjusted to fair value and certain assets and liabilities not previously recognized in the Predecessors’ financial statements have been recognized under fresh-start reporting. The most significant changes are in depreciation and amortization as we recorded our property and equipment at their estimated fair values upon the Effective Date. Depreciation and amortization expense for the Successor Period was $14.1 million.

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

•

Impairment Loss - Prior to the Effective Date and as a result of the actions taken on December 12, 2007 by the NJ Commission, TEH determined that Tropicana AC should not be consolidated subsequent to December 12, 2007. TEH thereafter accounted for its interest in Tropicana AC, held by the interim casino authorization trust (the “ICA Trust”), under the cost method. TEH’s cost basis was then adjusted to fair value in accordance with accounting guidance related to accounting for certain investments in debt and equity securities. Under the accounting guidance related to the meaning of other-than-temporary impairment and its application to certain investments, cost basis investments such as our beneficial interest in Trust were evaluated for impairment under a process that results in an impairment charge reducing the cost basis to fair value when other-than-temporary impairment exists. The estimated fair value of the beneficial interest in Trust declined to $200.0 million at June 30, 2009 which was based on the $200 million credit bid by the lenders under the Senior Credit Facility (the “Credit Facility”) comprised of a $1.53 billion senior secured term loan and a $90 million senior secured revolving credit facility entered into in January 2007, resulting in impairment charges at TEH of $154.3 million during the three and six months ended June 30, 2009.

•

Debt and Interest Expense. On December 29, 2009, we entered into the Exit Facility, which consists of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the “Term Loan Facility”) and (ii) a $20 million senior secured revolving credit facility (the “Revolving Facility”). The Exit Facility matures on March 8, 2013. The Term Loan Facility requires principal payments of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility does not generally require principal payments prior to the Maturity Date. On the Effective Date, the proceeds of the Exit Facility were used to repay certain indebtedness, including the Predecessors $65 million post-petition, debtor-in-possession financing (the “DIP Credit Facility”), to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. As a result of entering into the Exit Facility, our interest expense was $8.2 million and $10.3 million for the three months ended June 30, 2010 and the Successor Period, respectively. The Exit Facility is guaranteed by substantially all our existing and future subsidiaries.

Three Months ended June 30, 2010 compared to Three Months Ended June 30, 2009

The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Successor (a)	Predecessor (a)
	TEI	TEH	CP Vicksburg	JMBS Casino
	Three Months ended June 30, 2010	Three Months ended June 30, 2009
Net revenues:
East	$77,630	$—	$—	$—
Central	29,891	29,143	—	—
West	31,139	36,194	—	—
South	26,450	24,135	3,215	3,828
Corporate and other	—	—	—	—
Total net revenues	$165,110	$89,472	$3,215	$3,828

Operating income (loss):
East	$4,815	$—	$—	$—
Central	5,052	3,625	—	—
West	660	(382)	—	—
South	1,550	3,432	(1,319)	152
Corporate and other	(6,660)	(6,007)
Impairment of beneficial interest in Trust	—	(154,300)	—	—
Total operating income (loss)	$5,417	$(153,632)	$(1,319)	$152

Operating income (loss) margin (b):
East	6.2%	n/a	n/a	n/a
Central	16.9%	12.4%	n/a	n/a
West	2.1%	(1.1)%	n/a	n/a
South	5.9%	14.2%	(41.0)%	4.0%
Total operating income (loss) margin	3.3%	(171.7)%	(41.0)%	4.0%

(a)

The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly for results related to depreciation, amortization and interest expense.

(b)	Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Successor (c)	Predecessor (c)
	TEI	TEH	CP Vicksburg	JMBS Casino
	Three Months ended June 30, 2010	Three Months ended June 30, 2009
Revenues:
Casino	$147,322	$76,322	$2,901	$3,721
Room	26,765	10,542	264	85
Food and beverage	22,471	14,181	262	88
Other	6,663	2,407	88	48
Gross revenues	203,221	103,452	3,515	3,942

Less promotional allowances	(38,111)	(13,980)	(300)	(114)
Net revenues	$165,110	$89,472	$3,215	$3,828

(c)	The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010.

Net Revenues

In the East region, net revenues were $77.6 million for the three months ended June 30, 2010 attributable to the acquisition of Tropicana AC.  The 2009 Combined three month period does not include the results of operation of Tropicana AC. The Atlantic City market experienced year over year declines in casino revenue of 7.1% in the three months ended June 30, 2010.

In the Central region, net revenues were $29.9 million for the three months ended June 30, 2010, an increase over the 2009 Combined three month period due to a 0.6 point increase in the slot hold percent as well as a 1.8 point increase in the occupancy rate at our property to 75.3%. New slot product and marketing initiatives at Casino Aztar have shown a positive result for the Central region.

In the West region, net revenues were $31.1 million for the three months ended June 30, 2010, a decrease of 14.0% compared to the 2009 Combined three month period. The decline was primarily driven by a 13.2% decrease in slot volumes for the West region. Net revenues in the West region continue to be negatively impacted by the deterioration of casino revenues in the Laughlin and South Lake Tahoe markets resulting from the continuing economic slowdown and reduced consumer discretionary spending.  Based on the most recent market data available, the Laughlin market as a whole witnessed a second quarter of 2010 decline in casino revenue of 5.1% compared to the second quarter of 2009. The occupancy rate for the three months ended June 30, 2010 at our properties in the West region was 56.9%, a 12.3 point decline from the 2009 Combined three month period. The average daily room rate for the West region was $41 for the three months ended June 30, 2010, a 5.8% increase over the 2009 Combined three month period, which is attributable to MontBleu’s increase in room rates to offset the decline in occupancy.

In the South region, net revenues were $26.5 million for the three months ended June 30, 2010, a decrease of 15.2% compared to the 2009 Combined three month period. The decline was primarily driven by an 18.5% decrease in slot volumes. The decline in net revenues in the South region was attributable to the Belle of Baton Rouge and Horizon Vicksburg where decreases were the result of the continuing economic slowdown and reduced consumer discretionary spending. The Belle of Baton Rouge results were negatively impacted due to an overall market decline in casino revenue of 9.0% in the three months ended June 30, 2010.  The decrease at Horizon Vicksburg was primarily attributable to lower visitation to our property.  In addition, consistent with the cost efficiency efforts mentioned above, the buffet was closed and table game operations were eliminated at Horizon Vicksburg in the fourth quarter of 2009, which also negatively impacted revenues. The occupancy rate for the three months ended June 30, 2010 at our properties in the South region was 50.4%, a 1.1 point decline from the 2009 Combined three month period. The average daily room rate for the South region was $64 for the three months ended June 30, 2010, a 15.2% decline from the 2009 Combined three month period.

Operating Income

In the East region, the three months ended June 30, 2010 includes operating income of $4.8 million attributable to Tropicana AC. In the Central and West regions, operating income for the three months ended June 30, 2010 were $5.1 million and $0.7 million, respectively, which improved from the 2009 Combined three month period.  These improvements were offset by declining results in the South region of $1.6 million. In addition, corporate expenses were $6.7 million for the three months ended June 30, 2010, a 10.9% increase from the 2009 Combined three month period due in part to $1.7 million in bankruptcy-related costs continuing to be paid. Depreciation expense at our properties decreased due to the valuation of our fixed assets under fresh-start reporting. Excluding depreciation and the impairment loss described below, the operating results decreased compared to the 2009 Combined three month period for both the West and South regions due to the continued weak economic conditions.

An impairment charge of $154.3 million was recognized during the 2009 Combined three month period to reduce the cost basis investment in the beneficial interest in Trust to its fair value. The estimated fair value of the beneficial interest in Trust declined to $200.0 million at June 30, 2009, which was based on the $200 million credit bid by the lenders under the Credit Facility.

Interest Expense

Interest expense for the three months ended June 30, 2010 was $8.2 million.  The interest expense was related to our Exit Facility, which was funded on March 8, 2010 and bears interest at 15% per annum and was issued at a 7% discount.  Cash paid for interest expense was $5.0 million for the three months ended June 30, 2010. Interest expense for TEH for the three months ended June 30, 2009 was $3.9 million, related to the Predecessors’ DIP Credit Facility.

Income Taxes

The income tax benefit was $0.8 million for the three months ended June 30, 2010 and our effective income tax rate was 33.8%.  The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended June 30, 2010 was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.

TEH’s effective income tax rate for the three months ended June 30, 2009 was (2.0)%. The difference between the federal statutory rate of 35% and TEH’s effective income tax rate for the three months ended June 30, 2009 was primarily due to changes in TEH’s valuation allowance and the impairment charge related to the beneficial interest in Trust.

Discontinued Operations

TEH disposed of Tropicana Hotel & Casino (“Tropicana LV”) located in Las Vegas, Nevada on July 1, 2009.  In addition, TEH assigned the leases and all rights and certain obligations related to Horizon Casino Resort (“Tahoe Horizon”) located in Lake Tahoe, Nevada in two phases effective June 15, 2009 and October 16, 2009.  Accordingly, the results of operations of Tropicana LV and Tahoe Horizon are presented as discontinued operations in the condensed statements of operations for the three and six months ended June 30, 2009.  The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed statements of cash flows.

In accordance with accounting guidance for the impairment or disposal of long-lived assets, when the Tropicana LV plan of reorganization was confirmed on May 5, 2009 and it was determined that Tropicana LV would no longer be owned or operated by TEH, the assets held for sale were reviewed for impairment. TEH recorded an impairment charge during the three and six months ended June 30, 2009 of approximately $427.0 million, which is included in discontinued operations related to the property and equipment at Tropicana LV as the assets held for sale exceeded their estimated fair value.

Net Loss

Net loss for the three months ended June 30, 2010 was $1.6 million, which was impacted by the continued weakened economy offset by the acquisition of Tropicana AC.

Net loss for the three months ended June 30, 2009 was $479.2 million for TEH, which included loss from discontinued operations of $308.9 million and net expenses of $8.5 million related to reorganization items.  CP Vicksburg’s net loss for the three months ended June 30, 2009 was $1.8 million, including a $0.5 million loss related to the guarantee of affiliate debt.  JMBS Casino’s net loss for the three months ended June 30, 2009 was $0.3 million, including a $0.5 million loss related to the guarantee of affiliate debt.

Six Months ended June 30, 2010 compared to Six Months Ended June 30, 2009

The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Successor (a)	Predecessor (a)			Predecessor (a)
	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
	Period from March 8, 2010 through June 30, 2010	Period from January 1, 2010 through March 7, 2010			Six Months ended June 30, 2009
Net revenues:
East	$97,296	$—	$—	$—	$—	$—	$—
Central	38,108	22,432	—	—	60,451	—	—
West	40,697	25,999	—	—	76,528	—	—
South	33,885	16,043	1,271	3,552	51,573	7,576	8,729
Corporate and other	39	45	—	—	3	—	—
Total net revenues	$210,025	$64,519	$1,271	$3,552	$188,555	$7,576	$8,729

Operating income (loss):
East	$4,598	$—	$—	$—	$—	$—	$—
Central	6,832	4,691	—	—	9,000	—	—
West	1,886	1,731	—	—	397	—	—
South	2,619	2,603	(874)	933	9,477	(1,914)	943
Corporate and other	(8,870)	(4,604)	—	—	(12,509)	—	—
Impairment of beneficial interest in Trust	—	—	—	—	(154,300)	—	—
Total operating income (loss)	$7,065	$4,421	$(874)	$933	$(147,935)	$(1,914)	$943

Operating income (loss) margin (b):
East	4.7%	n/a	n/a	n/a	n/a	n/a	n/a
Central	17.9%	20.9%	n/a	n/a	14.9%	n/a	n/a
West	4.6%	6.7%	n/a	n/a	0.5%	n/a	n/a
South	7.7%	16.2%	(68.8)%	26.3%	18.4%	(25.3)%	10.8%
Total operating income (loss) margin	3.4%	6.9%	(68.8)%	26.3%	(78.5)%	(25.3)%	10.8%

(a)

The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly for results related to depreciation, amortization and interest expense.

(b)	Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Successor (c)	Predecessor (c)			Predecessor (c)
	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
	Period from March 8, 2010 through June 30, 2010	Period from January 1, 2010 through March 7, 2010			Six Months ended June 30, 2009
Revenues:
Casino	$187,459	$55,416	$1,189	$3,498	$162,360	$6,811	$9,046
Rooms	33,790	7,101	86	45	21,669	520	152
Food and beverage	28,713	9,306	75	78	30,656	654	199
Other	8,437	1,559	16	30	5,080	167	107
Gross revenues	258,399	73,382	1,366	3,651	219,765	8,152	9,504
Less promotional allowances	(48,374)	(8,863)	(95)	(99)	(31,210)	(576)	(775)
Total net revenues	$210,025	$64,519	$1,271	$3,552	$188,555	$7,576	$8,729

(c)	The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010.

Net Revenues

In the East region, net revenues were $97.3 million for the Successor Period, attributable to the acquisition of Tropicana AC.  The 2009 Combined six month period does not include the results of operations of Tropicana AC. For the six months ended June 30, 2010, the Atlantic City market experienced year over year declines in casino revenue of 8.4%.

In the Central region, net revenues for the 2010 Combined six month period remained flat when compared to the 2009 Combined six month period.

In the West region, net revenues for the 2010 Combined six month period were 12.8% lower than the 2009 Combined six month period.  This decrease is driven by a 19.2% decrease in slot volumes, a 12.0% decrease in table volumes and a 14.2 point decline in the occupancy rate for the 2010 Combined six month period compared to the 2009 Combined six month period. Net revenues in the West region continue to be negatively impacted by the deterioration of casino revenues in the Laughlin and South Lake Tahoe markets resulting from the continuing economic slowdown and reduced consumer discretionary spending.  Based on the most recent market data available, the Laughlin market as a whole witnessed a decline in casino revenue of 4.6% for the six months ended June 30, 2010 when compared to the same period of 2009.  For the six months ended June 30, 2010, the South Lake Tahoe market experienced a decline in casino revenue of 9.5% compared to the first six months of 2009.

In the South region, net revenues for the 2010 Combined six month period were 19.3% lower than the 2009 Combined six month period.  This decrease is driven by a 22.1% decrease in slot volumes, a 25.7% decrease in table volumes and 6.2 point decline in the occupancy rate for the 2010 Combined six month period compared to the 2009 Combined six month period. The decline in net revenues in the South region was primarily attributable to decreases in net revenues at Belle of Baton Rouge and Horizon Vicksburg resulting from the continuing economic slowdown and reduced consumer discretionary spending.  Belle of Baton Rouge results were negatively impacted due to an overall market decline in casino revenue of 13.3% in the first six months of 2010.  The decrease at Horizon Vicksburg was primarily attributable to lower visitation to our property.  In addition, consistent with the cost efficiency efforts mentioned above, the buffet was closed and table game operations were eliminated at Horizon Vicksburg in the fourth quarter of 2009, which also negatively impacted revenues.

Operating Income

In the East region, the Successor Period includes operating income of $4.6 million attributable to Tropicana AC. In the Central and West regions, operating income for the 2010 Combined six month period improved compared to the 2009 Combined six month period, however these improvements were partially offset by decreases in the South region as well as increased corporate expenses. Depreciation expense for our properties decreased due to the valuation of our fixed assets under fresh-start reporting. For both the West and South regions, excluding depreciation, the operating results for the 2010 Combined six month period decreased compared to the 2009 Combined six month period due to continued weak economic conditions. In the Central region, Casino Aztar had lower rental expense and property taxes in the 2010 Combined six month period resulting in an improvement in operating income, excluding depreciation. Corporate expenses increased in the Successor Period due in part to $1.7 million in bankruptcy-related costs continuing to be paid.

An impairment charge of $154.3 million was recognized at TEH during the six months ended June 30, 2009 to reduce the cost basis investment in the beneficial interest in Trust to its fair value. The estimated fair value of the beneficial interest in Trust declined to $200.0 million at June 30, 2009, which was based on the $200 million credit bid by the lenders under the Credit Facility.

Interest Expense

Interest expense for the Successor Period was $10.3 million.  The interest expense was related to our Exit Facility, which was funded on March 8, 2010 and bears interest at 15% per annum and was issued at a 7% discount.  Cash paid for interest expense was $6.3 million for the Successor Period. TEH’s interest expense for the Predecessor Period was $2.0 million related to the Predecessors’ DIP Credit Facility and cash paid for interest was $2.0 million for the same period.  For the six months ended June 30, 2009, TEH’s interest expense of $7.3 million was related to the Predecessors’ DIP Credit Facility.

Income Taxes

The income tax benefit was $1.0 million for the Successor Period and our effective income tax rate was 33.7%.  The difference between the federal statutory rate of 35% and the effective tax rate for the Successor Period was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.  TEH’s income tax benefit was $26.7 million for the Predecessor Period and the effective income tax rate was (1.3)%.  The difference between the federal statutory rate of 35% and the effective tax rate for Predecessor Period was primarily due to reorganization charges at TEH, for which no tax benefit was recognized. For the six months ended June 30, 2009, TEH’s effective income tax rate was (2.8)%. The difference between the federal statutory rate of 35% and TEH’s effective income tax rate for the six months ended June 30, 2009 was primarily due to changes in TEH’s valuation allowance and the impairment charge related to the beneficial interest in Trust.

Discontinued Operations

TEH disposed of Tropicana LV located in Las Vegas, Nevada on July 1, 2009.  In addition, TEH assigned the leases and all rights and certain obligations related to Tahoe Horizon located in Lake Tahoe, Nevada in two phases effective June 15, 2009 and October 16, 2009.  As a result, TEH no longer had any involvement with operating Tahoe Horizon subsequent to October 16, 2009.  Accordingly, the results of operations of Tropicana LV and Tahoe Horizon are presented as discontinued operations in the condensed statements of operations for the three and six months ended June 30, 2009.  The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed statements of cash flows.

In accordance with accounting guidance for the impairment or disposal of long-lived assets, when the Tropicana LV plan of reorganization was confirmed on May 5, 2009 and it was determined that Tropicana LV would no longer be owned or operated by TEH, the assets held for sale were reviewed for impairment. TEH recorded an impairment charge during the three and six months ended June 30, 2009 of approximately $427.0 million, which is included in discontinued operations related to the property and equipment at Tropicana LV as the assets held for sale exceeded their estimated fair value. In addition, depreciation and amortization related to the Tropicana LV assets ceased on May 5, 2009, as the assets were classified as held for sale.

Net Income (Loss)

Net loss for the Successor Period was $2.0 million.

Net income for the Predecessor Period was $2.1 billion for TEH, which was impacted by a net gain of $2.1 billion related to reorganization items as a result of the discharge of debt and liabilities subject to compromise.  Net loss for TEH for the six months ended June 30, 2009 was $498.7 million, which included loss from discontinued operations of $316.5 and net expenses of $19.7 million related to reorganization items.

Net income for the Predecessor Period was $2.3 billion for CP Vicksburg, which was impacted by a net gain of $2.3 billion related to reorganization items as a result of the discharge of debt and liabilities subject to compromise.  Net loss for CP Vicksburg for the six months ended June 30, 2009 was $9.8 million, including an $8.0 million loss related to the guarantee of affiliate debt.

Net income for the Predecessor Period was $2.3 billion for JMBS Casino, which was impacted by a net gain of $2.3 billion related to reorganization items as a result of the discharge of debt and liabilities subject to compromise.  Net loss for JMBS Casino for the six months ended June 30, 2009 was $6.9 million, including an $8.0 million loss related to the guarantee of affiliate debt.

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

The following table summarizes our cash flows (in thousands):

	Successor (a)	Predecessor (a)			Predecessor (a)
	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
	Period from March 8, 2010 through June 30, 2010	Period from January 1, 2010 through March 7, 2010			Six Months ended June 30, 2009
Cash Flow Information:
Net cash provided by (used in) operating activities	$5,899	$1,923	$6	$1,000	$(37,130)	$(890)	$802
Net cash (used in) provided by investing activities	(4,119)	(1,057)	3	(11)	(6,220)	(333)	(210)
Net cash (used in) provided by financing activities	(2,903)	38,014	—	—	1,687	—	—
Net (decrease) increase in cash and cash equivalents	$(1,123)	$38,880	$9	$989	$(41,663)	$(1,223)	$592

(a)                The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

For the Successor Period net cash provided by (used in) operating activities include the results of Tropicana AC.  Cash paid for interest expenses was $6.3 million and $2.0 million for the Successor Period and Predecessor Period, respectively. In the six months ended June 30, 2009, TEH’s cash paid for interest was $18.0 million. Interest expense in the Predecessor Period and 2009 Combined period is related to the DIP Credit Facility which had an interest rate of 13.3% on an outstanding balance of $65.2 million, which was repaid in full on March 8, 2010. In addition, TEH paid approximately $25.0 million in reorganization items as a result of the Chapter 11 Cases during the six months ended June 30, 2009.

Net cash used in investing activities consists primarily of capital expenditures.  Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures in the 2010 Combined period were lower than the prior year period due to lower operating results across our properties.

Net cash used in financing activities in the Successor period consists primarily of a payment made into an escrow account with the City of Evansville for city development projects in accordance with Casino Aztar’s lease terms. Other items include amounts related to the repayment of debt and proceeds from the exercise of the Penny Warrants. In TEH’s Predecessor Period, net cash provided by financing activities consisted of $120.9 million of net proceeds from the Exit Facility which was used to repay certain indebtedness, including $65.2 million related to the DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay $1.5 million for fees and expenses related to the Exit Facility and for other general corporate purposes.

Exit Facility

On December 29, 2009, we entered into agreements for the Exit Facility, which consists of (i) the $130 million Term Loan Facility and (ii) the $20 million Revolving Facility.  The Exit Facility was funded on the Effective Date and matures on March 8, 2013.  The Term Loan requires mandatory principal amortization of $1.3 million annually on March 8, 2011 and 2012.  The Revolving Facility requires no mandatory principal payments.  Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders of the Exit Facility.  On the Effective Date, the proceeds of the Exit Facility were used to repay certain indebtedness, including the Predecessors DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes.   All amounts outstanding under the Exit Facility will bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company is required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of the Company.

The Exit Facility contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 2.00 to 1.00, and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants are tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against the Company or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses, and (vi) the bankruptcy or insolvency of the Company or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with these covenant requirements at June 30, 2010.

Our interest expense for the second quarter of 2010 and the Successor Period was $8.2 million and $10.3 million, respectively. As a result of entering into the Exit Facility, we expect a significant increase in interest expense in 2010 compared to 2009.

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

Business Combinations

The Company accounts for business combinations in accordance with guidance related to business combinations using the purchase method of accounting for business combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair value and the identification and recognition of intangible assets separately from goodwill.  Additionally, the guidance requires, among other things, the buyer to: (1) expense acquisition-related costs; (2) recognize assets or liabilities assumed arising from contractual contingencies at the acquisition date using acquisition-date fair values; (3) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (4) recognize at the acquisition date any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (5) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination.  In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, the guidance requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense.

Fresh-Start Reporting

The adoption of fresh-start reporting results in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values and the predecessor’s accumulated deficit is eliminated. In adopting fresh-start reporting, the Company is required to determine its enterprise value, which represents the fair value of the entity before considering its interest bearing debt.

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

CRDA Investment

The New Jersey Casino Reinvestment Development Authority (“CRDA”) deposits made by Tropicana AC are carried at cost less a valuation allowance because they have to be used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. The valuation allowance is established by a charge to the statement of operations as part of general and administrative expense at the time the obligation is incurred to make the deposit unless there is an agreement with the CRDA for a return of the deposit at full face value. If the CRDA deposits are used to purchase CRDA bonds, the valuation allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the valuation allowance is transferred to those investments and remains a valuation allowance. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less a valuation allowance.

Property and Equipment

Property and equipment under fresh-start reporting and business combination guidance is stated at fair value as of the Effective Date and acquisition date, respectively.  Property and equipment acquired subsequent to the Effective Date and the acquisition date are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets or, for capital leases and leasehold improvements, over the shorter of the asset’s useful life or the term of the lease. Gains or losses on disposals of assets are recognized as incurred. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred.

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

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment using a discounted cash flow approach. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.

Inherent in the reviews of the carrying amounts of goodwill and intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, additional impairment charges may be recorded in future accounting periods. Estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

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

Recently Issued Accounting Standards

In April 2010, accounting guidance was updated regarding the accounting for casino base jackpot liabilities.  The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying the jackpot, but jackpot liabilities should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The guidance applies to both base and progressive jackpots.  The effect of the guidance should be recorded as a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  In accordance with accounting guidance related to fresh-start reporting, the Company adopted the updated guidance on the Effective Date and the adoption did not have a material impact on the Company’s condensed financial statements.

In January 2010, accounting guidance was updated regarding fair value measurements and disclosures.  The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Company adopted the new accounting guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company’s condensed financial statements.

In June 2009, accounting standards were issued regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The Company adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material effect on the Company’s condensed financial statements.

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our condensed financial statements.

As previously noted, we are required to report certain historical results of the Predecessors in this report.  The results of TEH, CP Vicksburg and JMBS Casino, are not indicative of our current financial condition or our future results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2010. This conclusion is based on an evaluation conducted under the supervision and participation of the principal executive officer and principal financial officer along with the Company’s management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations. The evaluation conducted did not include an evaluation of our Predecessors.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The following information supplements and amends the discussion set forth under Part I, “Item 3-Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Tropicana Trademark Litigation

As previously reported, certain parties (the “Plaintiffs”) affiliated with the new owners of Tropicana Hotel & Casino (“Tropicana LV”) filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, against Aztar Corporation (“Aztar”) and Tropicana Entertainment, LLC (“TE”) originally seeking only a declaratory judgment that Tropicana LV had the right to operate a hotel and casino under the name “Tropicana” without any interference by or payment to Aztar or TE (together, the “Defendants”). The Plaintiffs’ complaint sought no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an answer and counterclaim asserting Plaintiffs’ use of “Tropicana” infringes upon Defendants’ rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada state court, which was granted on January 21, 2010. The parties are currently engaged in discovery.

During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the “Tropicana” trademark.  Both motions were denied, although the Nevada state court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the trademark as a result of an agreement that is 30 years old.  Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could potentially deprive the Company, as successor to TE, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement.  In addition, the Company, together with its subsidiary, New Tropicana Holdings, Inc. (“New Tropicana”), and certain affiliates of Icahn Capital filed a complaint in the Chapter 11 Cases against the Plaintiffs, seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the “Tropicana” trademark, the Exit Facility lenders have a perfected security interest in that property, and the Nevada state court action, to the extent it seeks to assert ownership over the trademark or question the validity of the security interest, violates the automatic stay.  The Complaint also demands an injunction against any further efforts by the Plaintiffs to re-litigate the ownership issue, and seeks other remedies on behalf of the Exit Facility lenders.

If the Plaintiffs are successful in either court, the Company’s right to continued use of the “Tropicana” name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected. In the event the Plaintiffs prevail, they would also have the right to continued use of the “Tropicana” trademark in perpetuity without payment of any royalty or license fee to the Company, and their continued use of the trademark without restriction could dilute the “Tropicana” brand and be detrimental to the Company’s future properties that utilize that brand.

Wimar and CSC Administrative Expense Claims

On March 31, 2009, Wimar and CSC filed separate proceedings with the Bankruptcy Court related to administrative expense claims in which the Predecessors were a party. The total claim filed by Wimar and CSC is in excess of the amounts recorded by the Predecessors. The Company intends to contest claims to the extent that they exceed the amounts the Company believes are due.

ITEM 1A.  RISK FACTORS.

“Item 1A.—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 includes a discussion of our risk factors. There have been no material changes to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any securities during the period covered in this report that were not registered under the Securities Act of 1933.

We did not repurchase any shares issued during the period covered in this report.

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

4.2	Form of Stock Purchase Warrant issued to general unsecured creditors of the Predecessors. (Incorporated by reference to the Company’s Amendment No. 1 to Form 10 dated December 21, 2009)

4.3	Form of Stock Purchase Warrant issued to lenders under the Exit Facility. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 11, 2010)

10.1	MontBleu Lease Amendment No. 3 by and between the Edgewood Companies and Columbia Properties Tahoe, LLC, made effective May 10, 2010

10.2	Lease agreement dated June 25, 2010 by and between JMBS Casino, LLC and the City of Greenville, Mississippi

31.1	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tropicana Entertainment Inc.

Date: August 20, 2010	By:	/s/ SCOTT C. BUTERA
Name: Scott C. Butera Title: Chief Executive Officer and President

Date: August 20, 2010	By:	/s/ LANCE J. MILLAGE
Name: Lance J. Millage Title: Senior Vice President, Finance and Treasurer