Form 10-Q
period 2010-09-30
Tropicana Entertainment Inc.
filed 2010-11-10
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2010
Or
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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

        As of October 29, 2010, there were 26,312,500 shares outstanding of the registrant's common stock.

PART I

ITEM 1.    FINANCIAL STATEMENTS

TROPICANA ENTERTAINMENT INC.

CONDENSED BALANCE SHEETS

(amounts in thousands)

	Successor	Predecessors
	September 30, 2010	December 31, 2009
	Tropicana Entertainment Inc.	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$158,497	$50,904	$2,372	$3,844
Restricted cash	21,596	2,772	—	—
Receivables, net	34,965	14,514	31	22
Due from affiliates	—	4,790	139	579
Inventories	3,736	1,749	—	—
Prepaid expenses and other assets	11,782	9,017	244	231

Total current assets	230,576	83,746	2,786	4,676
Property and equipment, net	457,057	423,650	10,558	16,229
Beneficial interest in Trust	—	200,000	—	—
Goodwill	63,935	16,802	590	8,432
Intangible assets, net	99,368	73,888	320	20
Investments	32,734	—	—	—
Receivable from affiliate	—	—	9,798	10,976
Reserve related to receivable from affiliate	—	—	(7,478)	(5,451)
Other assets, net	27,429	20,126	157	87

Total assets	$911,099	$818,212	$16,731	$34,969

LIABILITIES AND SHAREHOLDERS' EQUITY/MEMBERS' DEFICIT
Current liabilities not subject to compromise:
Current portion of debt—related party	$1,345	$65,669	$—	$—
Accounts payable	56,772	24,639	577	450
Due to affiliates	—	2,897	2,601	767
Accrued expenses and other current liabilities	65,563	30,175	2,145	1,277
Notes payable to affiliate guarantors	—	7,000	—	—

Total current liabilities not subject to compromise	123,680	130,380	5,323	2,494
Long-term debt, net—related party	105,672	—	—	—
Other long-term liabilities	9,451	31,891	1,950	—
Deferred tax liabilities	63,935	29,980	—	—

Total liabilities not subject to compromise	302,738	192,251	7,273	2,494
Liabilities subject to compromise	—	2,449,900	3,455	1,434
Liabilities subject to compromise—guarantee of affiliate debt	—	—	2,289,249	2,289,249

Total liabilities	302,738	2,642,151	2,299,977	2,293,177
Commitments and contingencies
Shareholders' equity/Members' deficit:
Predecessors members' deficit	—	(1,842,035)	(2,283,246)	(2,258,208)

Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at September 30, 2010	263	—	—	—
Additional paid-in capital	607,346	—	—	—
Accumulated deficit	(447)	—	—	—

Tropicana Entertainment Inc. shareholders' equity	607,162	—	—	—
Noncontrolling interest	1,199	18,096	—	—

Total shareholders' equity/members' deficit	608,361	(1,823,939)	(2,283,246)	(2,258,208)

Total liabilities and shareholders' equity/members' deficit	$911,099	$818,212	$16,731	$34,969

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Successor	Predecessors			Successor	Predecessors			Predecessors
	Three Months ended September 30, 2010	Three Months ended September 30, 2009			Period from March 8, 2010 through September 30, 2010	Period from January 1, 2010 through March 7, 2010			Nine Months ended September 30, 2009
	Tropicana Entertainment Inc.	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC	Tropicana Entertainment Inc.	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
Revenues:
Casino	$159,790	$76,967	$2,603	$3,367	$347,249	$55,416	$1,189	$3,498	$239,327	$9,414	$12,413
Room	30,843	11,249	225	101	64,633	7,101	86	45	32,918	745	253
Food and beverage	25,141	14,458	157	97	53,854	9,306	75	78	45,114	811	296
Other	7,103	2,572	56	44	15,540	1,559	16	30	7,652	223	151

Gross revenues	222,877	105,246	3,041	3,609	481,276	73,382	1,366	3,651	325,011	11,193	13,113
Less promotional allowances	(44,961)	(14,199)	(102)	(112)	(93,335)	(8,863)	(95)	(99)	(45,409)	(678)	(887)

Net revenues	177,916	91,047	2,939	3,497	387,941	64,519	1,271	3,552	279,602	10,515	12,226

Operating costs and expenses:
Casino	65,663	37,373	1,576	1,356	147,533	22,559	622	1,087	111,374	5,225	4,664
Room	8,657	5,148	291	73	18,513	2,819	62	24	15,434	876	197
Food and beverage	11,264	7,907	161	6	24,417	5,373	81	13	24,279	519	17
Other	2,490	1,387	27	—	5,623	1,081	7	—	4,380	69	—
Marketing, advertising and promotions	17,109	2,682	115	147	37,167	2,199	78	72	8,857	542	564
General and administrative	30,865	18,546	1,286	996	73,429	14,327	673	764	57,867	3,756	3,048
Maintenance and utilities	16,936	7,437	404	347	35,186	5,628	248	227	20,429	1,121	1,038
Depreciation and amortization	10,795	10,104	580	596	24,871	6,112	374	432	30,124	1,822	1,779
Impairment charges and other write-downs	127	28	—	—	127	—	—	—	154,358	—	—

Total operating costs and expenses	163,906	90,612	4,440	3,521	366,866	60,098	2,145	2,619	427,102	13,930	11,307

Operating income (loss)	14,010	435	(1,501)	(24)	21,075	4,421	(874)	933	(147,500)	(3,415)	919
Other income (expense):
Interest expense	(8,239)	(3,654)	—	—	(18,545)	(2,005)	—	(2)	(10,996)	(5)	—
Interest income	281	—	65	125	552	11	40	103	—	186	292
Loss related to guarantee of affiliate debt	—	—	—	—	—	—	—	—	—	(8,010)	(8,010)

Total other income (expense)	(7,958)	(3,654)	65	125	(17,993)	(1,994)	40	101	(10,996)	(7,829)	(7,718)

Income (loss) from continuing operations before reorganization items and income taxes.	6,052	(3,219)	(1,436)	101	3,082	2,427	(834)	1,034	(158,496)	(11,244)	(6,799)
Reorganization items, net	—	(3,087)	(21)	(13)	—	2,093,098	2,288,185	2,266,609	(22,819)	(44)	(31)

Income (loss) from continuing operations before income taxes	6,052	(6,306)	(1,457)	88	3,082	2,095,525	2,287,351	2,267,643	(181,315)	(11,288)	(6,830)
Income tax benefit (expense)	(4,618)	(1,024)	—	—	(3,618)	26,654	—	—	(6,001)	—	—

Income (loss) from continuing operations, including noncontrolling interest	1,434	(7,330)	(1,457)	88	(536)	2,122,179	2,287,351	2,267,643	(187,316)	(11,288)	(6,830)
Gain (loss) from discontinued operations, net	—	277,717	—	—	—	—	—	—	(38,829)	—	—

Net income (loss), including noncontrolling interest	1,434	270,387	(1,457)	88	(536)	2,122,179	2,287,351	2,267,643	(226,145)	(11,288)	(6,830)
Less net (income) loss attributable to noncontrolling interests	70	(983)	—	—	89	845	—	—	(3,148)	—	—

Net income (loss)	$1,504	$269,404	$(1,457)	$88	$(447)	$2,123,024	$2,287,351	$2,267,643	$(229,293)	$(11,288)	$(6,830)

Earnings (loss) per common share:
Basic	$0.06				$(0.02)
Diluted	$0.06				$(0.02)
Weighted-average shares outstanding:
Basic	26,313				26,313
Diluted	26,313				26,313

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/MEMBERS' EQUITY (DEFICIT)

(amounts in thousands)

							Predecessors
	Successor
							Tropicana Entertainment Holdings, LLC Members' Equity (Deficit)			Columbia Properties Vicksburg, LLC Members' Equity (Deficit)	JMBS Casino, LLC Members' Equity (Deficit)
	Tropicana Entertainment Inc.
									Total Members' Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity		Noncontrolling Interest
Balances, January 1, 2010 (Predecessors)	$—	$—	$—	$—	$—	$—	$(1,842,035)	$18,096	$(1,823,939)	$(2,283,246)	$(2,258,208)
Net income (loss)	—	—	—	—	—	—	2,123,024	(845)	2,122,179	2,287,351	2,267,643

Balances, March 7, 2010 (Predecessors) (unaudited)	—	—	—	—	—	—	280,989	17,251	298,240	4,105	9,435
Elimination of Predecessors equity	—	—	—	—	—	—	(280,989)	(17,251)	(298,240)	(4,105)	(9,435)
Issuance of 12,098,053 shares of common stock and 3,750,000 Ordinary Warrants upon emergence from Chapter 11	121	305,883	—	306,004	1,288	307,292	—	—	—	—	—
Issuance of 1,312,500 Penny Warrants in connection with Exit Facility	—	19,464	—	19,464	—	19,464	—	—	—	—	—

Balances, March 7, 2010 (Successor) (unaudited)	121	325,347	—	325,468	1,288	326,756	—	—	—	—	—
Issuance of 12,901,947 shares of common stock in connection with Tropicana AC acquisition	129	281,999	—	282,128	—	282,128	—	—	—	—	—
Issuance of 1,312,500 shares of common stock for Penny Warrants exercised	13	—	—	13	—	13	—	—	—	—	—
Net loss	—	—	(447)	(447)	(89)	(536)	—	—	—	—	—

Balances, September 30, 2010 (Successor) (unaudited)	$263	$607,346	$(447)	$607,162	$1,199	$608,361	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Successor	Predecessors			Predecessors
	Period from March 8, 2010 through September 30, 2010	Period from January 1, 2010 through March 7, 2010			Nine Months ended September 30, 2009
	Tropicana Entertainment Inc.	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
Cash flows from operating activities:
Net income (loss), including noncontrolling interest	$(536)	$2,122,179	$2,287,351	$2,267,643	$(226,145)	$(11,288)	$(6,830)
Adjustments to reconcile net income (loss), including noncontrolling interest, to net cash provided by (used in) operating activities
Non-cash reorganization items and fresh start reporting adjustments	—	(2,098,064)	(2,288,191)	(2,266,614)	—	—	—
Gain from dsposal of discontinued operations, net	—	—	—	—	(276,912)	—	—
Depreciation and amortization (including discontinued operations)	24,871	6,112	374	432	33,217	1,822	1,779
Amortization of debt discount and debt issuance costs	7,233	137	—	—	3,564	—	—
Impairment charges and other write-downs	—	—	—	—	586,177	—	—
Deferred income tax	—	(30,838)	—	—	(129,219)	—	—
Loss related to guarantee of affiliate debt	—	—	—	—	—	8,010	8,010
Changes in current assets and current liabilities:
Receivables, net	(2,954)	2,942	8	(79)	3,292	(17)	27
Inventories, prepaids and other assets	2,933	1,698	34	47	7,585	206	130
Accrued interest	(1)	(239)	—	—	(10,807)	—	—
Accounts payable, accrued expenses and other liabilities	3,113	(1,994)	(479)	(432)	(15,756)	(529)	(125)
Due from affiliates	—	(672)	934	3	97	854	(1,324)
Other	(4,336)	662	(25)	—	(1,642)	(169)	(1)

Net cash provided by (used in) operating activities	30,323	1,923	6	1,000	(26,549)	(1,111)	1,666

Cash flows from investing activities:
Additions of property and equipment	(10,899)	(1,057)	—	(11)	(7,001)	(475)	(238)
Aruban acquisition, net of $240 cash acquired	(11,789)	—	—	—	—	—	—
Other	248	—	3	—	194	—	(1)

Net cash (used in) provided by investing activities	(22,440)	(1,057)	3	(11)	(6,807)	(475)	(239)

Cash flows from financing activities:
Proceeds from issuance of debt	—	120,900	—	—	8,010	—	—
Repayments of debt	(391)	(65,311)	—	—	(1,220)	—	—
Restricted cash	(2,720)	(16,075)	—	—	3,344	—	—
Payment of financing costs	—	(1,500)	—	—	(9,399)	—	—
Proceeds from exercise of Penny Warrants	13	—	—	—	—	—	—

Net cash (used in) provided by financing activities	(3,098)	38,014	—	—	735	—	—

Net increase (decrease) in cash and cash equivalents	4,785	38,880	9	989	(32,621)	(1,586)	1,427
Increase in cash and cash equivalents related to Tropicana AC acquisition	56,714	—	—	—	—	—	—
Decrease in cash and cash equivalents related to assets held for sale	—	—	—	—	9,683	—	—
Cash and cash equivalents, beginning of period	96,998	50,904	2,372	3,844	76,869	4,303	3,322

Cash and cash equivalents, end of period	$158,497	$89,784	$2,381	$4,833	$53,931	$2,717	$4,749

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$11,315	$1,964	$—	$5	$18,239	$—	$—
Cash paid for reorganization items	—	4,465	6	7	26,520	44	31
Cash received related to reorganization items	—	1	—	—	371	—	—
Cash paid for income taxes	1,164	—	—	—	—	—	—
Supplemental disclosure of non-cash items:
Common stock and Ordinary Warrants issued in exchange for discharge of liabilities subject to compromise	—	307,292	—	—	—	—	—
Common stock issued in connection with acquisition of Tropicana AC	282,128	—	—	—	—	—	—
Property and equipment financed by debt	—	—	—	—	1,201	—	—

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BACKGROUND

  Organization

        Tropicana Entertainment Inc. ("TEI") is a Delaware corporation that was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Company also acquired Columbia Properties Vicksburg, LLC ("CP Vicksburg"), JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty ("Realty", collectively with CP Vicksburg and JMBS Casino, the "Affiliate Guarantors"), all of whom were part of the same plan of reorganization (the "Plan") as TEH (collectively, the "Predecessors"). Except where the context suggests otherwise, the terms "we," "us," "our," and "the Company" refer to TEI and its subsidiaries.

        In addition, the Company acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, pursuant to an amended and restated asset purchase agreement, including the Tropicana Casino and Resort, Atlantic City ("Tropicana AC"). The results of operations of Tropicana AC are not presented for the Predecessor Period (as defined below). The results of operations of Tropicana AC are included in the Successor Period (as defined below).

        The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time the Company acquired Adamar and several of the Predecessors' gaming properties and related assets. Prior to March 8, 2010, the Company conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.

        On August 31, 2010 the Company, through its subsidiary New Tropicana Opco, Inc., purchased all of the issued and outstanding shares of capital stock of Tropicana Entertainment Cayman Holdings Co. Ltd., formerly known as Icahn Fund Sub 1D Ltd. ("Cayman Company"), a Cayman Islands exempt company with limited liability, for a total purchase price of approximately $12.0 million, of which approximately $10.3 million was allocated to intangible assets relating to a favorable lease arrangement for a land lease. In accordance with Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"), the purchase price was allocated to the fair values of the assets acquired and liabilities assumed which were determined by the Company's management after input from an independent third party valuation expert. The purchase price allocation is preliminary and subject to refinement and completion within one year of the acquisition date as provided under ASC 805. Cayman Company was an entity controlled by Carl C. Icahn, Chairman of our Board of Directors and the beneficial owner of approximately 48.9% of the Company's common stock. Pursuant to the Securities Purchase Agreement, the Company indirectly acquired all of the membership interests of Cayman Company's wholly owned subsidiary Abura Development Corp. VBA, a limited liability company created and existing under the laws of Aruba, Netherlands Antilles, which in June 2010 acquired out of bankruptcy The Aruban Resort & Casino at Eagle Beach, an approximately 360-unit timeshare casino resort in Aruba, including the unsold fractional timeshares attached to such property, a temporary casino currently not in operation and an unfinished permanent casino structure. The Company will rename the property Tropicana Aruba Resort & Casino ("Tropicana Aruba").

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND BACKGROUND (Continued)

        The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, (iv) South and (v) Corporate and other. The operations of the Company after March 8, 2010, by region include the following:

  •
  East—Tropicana AC located in Atlantic City, New Jersey;

  •
  Central—Casino Aztar Evansville ("Casino Aztar") located in Evansville, Indiana;

  •
  West—Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") located in Laughlin, Nevada; River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada; and MontBleu Casino Resort & Spa ("MontBleu") located in Lake Tahoe, Nevada;

  •
  South—Belle of Baton Rouge ("Belle of Baton Rouge") located in Baton Rouge, Louisiana; Bayou Caddy's Jubilee Casino ("Jubilee") located in Greenville, Mississippi; Lighthouse Point Casino ("Lighthouse Point") located in Greenville, Mississippi; and Horizon Vicksburg Casino ("Horizon Vicksburg") located in Vicksburg, Mississippi; and

  •
  Corporate and other—Corporate overhead and Tropicana Aruba.

  Background

        The following details the events leading up to the acquisition of the Predecessors and Tropicana AC by the Company.

        In December 2006, TEH issued $960 million of 9 5/8% Senior Subordinated Notes (the "Notes") and in January 2007, entered into a Senior Credit Facility (the "Credit Facility") comprised of a $1.53 billion senior secured term loan and a $90 million senior secured revolving credit facility. The Notes and Credit Facility were guaranteed by certain of TEH's subsidiaries as well as by the Affiliate Guarantors.

        On December 12, 2007, the New Jersey Casino Control Commission (the "NJ Commission") denied the renewal of Adamar's license to operate Tropicana AC and denied TEH plenary qualification as a holding company of Adamar (collectively, the "New Jersey License Denial") and declared operative the interim casino authorization trust (the "ICA Trust"). A trustee (the "Trustee") was assigned under the ICA Trust to assume management responsibility of Tropicana AC until it could be sold to a third party. The sale of Tropicana AC was in the control of the Trustee. Under New Jersey law, TEH was entitled to receive upon the eventual sale of Tropicana AC an amount equal to the lower of the value of the property as of the date the ICA Trust became operative or its original cost to acquire the property. As a result of the New Jersey License Denial and the actions taken by the NJ Commission, TEH determined that Tropicana AC should not be consolidated subsequent to December 12, 2007. This determination was made in accordance with accounting guidance for consolidation of all majority owned subsidiaries, insofar as the government-imposed restrictions on TEH's continued management and control of Tropicana AC were so severe they cast significant doubt on TEH's ability to control the subsidiary. Consequently, TEH accounted for its beneficial interest in the ICA Trust under the cost method, which was then adjusted to fair value in accordance with accounting guidance for investments in debt and equity securities.

        The New Jersey License Denial caused an immediate default under the Credit Facility and the subsequent transfer of assets of Tropicana AC to the Trustee caused a default under the Notes. In addition, TEH's operating results were under significant financial pressure given the depressed state of

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND BACKGROUND (Continued)

the gaming industry in general, which was exacerbated by TEH's subsequent loss of control and cash flows from Tropicana AC. These events ultimately culminated in the Predecessors filing voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases") in order to preserve their assets and the value of the estates on May 5, 2008 (the "Petition Date"). Adamar was not a party to the Predecessors' bankruptcy.

        At a meeting of the NJ Commission conducted on February 18, 2009, the steering committee of the lenders under the Credit Facility advised the NJ Commission that the lenders under the Credit Facility were willing to make a credit bid of $200.0 million (the "Credit Bid") whereby the lenders offered to exchange a portion of the loans owed under the Credit Facility to acquire the assets of Tropicana AC from the Trustee, which offer led to the negotiation of the asset purchase agreement. By November 2009, all necessary approvals had been obtained for the lenders to acquire Tropicana AC in exchange for the Credit Bid and for the lenders to transfer those assets to the Company in exchange for equity in the Company.

        Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company acquired the Predecessors in exchange for (i) the issuance of 12,098,053 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), and warrants to purchase an additional 3,750,000 shares of Common Stock (the "Ordinary Warrants") in accordance with the Plan and (ii) the entering into new debt in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of our Common Stock at $0.01 per share (the "Penny Warrants"). As a result of the restructuring transaction the Company also applied fresh-start reporting. Additionally, on the Effective Date, certain subsidiaries of the Company acquired Tropicana AC, and the lenders under the Credit Facility each received their pro rata share of 12,901,947 shares of the Company's Common Stock in exchange for the Credit Bid.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        The accompanying condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain disclosures required by generally accepted accounting principles are omitted or condensed in these condensed financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the Company's and the Predecessors' financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

        As of the Effective Date, the Company adopted the "fresh start" provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively, as of such Effective Date. Certain of these values differed materially from the values recorded on the Predecessors' balance sheets as of December 31, 2009. In addition, the Company's accounting practices and policies may not be the same as that of the Predecessors. For all of these reasons, our condensed financial statements for periods subsequent to the Effective Date are not comparable with the Predecessors' prior periods.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        References in this Quarterly Report on Form 10-Q to "Successor" refer to the Company on or after March 8, 2010. References to "Predecessors" refer to the Predecessors prior to March 8, 2010. The accompanying condensed statements of operations, shareholders' equity/members' deficit and cash flows for the nine months ended September 30, 2010 are presented for two periods: January 1, 2010 through March 7, 2010 (the "Predecessor Period") and March 8, 2010 through September 30, 2010 (the "Successor Period"). The Predecessor Period reflects the historical accounting basis in the Predecessors' assets and liabilities, while the Successor Period reflects assets and liabilities at fair value by allocating the Company's enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

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

        Noncontrolling interest in the condensed financial statements of the Company represents the noncontrolling equity ownership of Greenville Riverboat, LLC ("Greenville Riverboat"), as of September 30, 2010 and for the quarter ended September 30, 2010 and the Successor Period. The noncontrolling interest of Greenville Riverboat is allocated in accordance with the terms of the Greenville Riverboat operating agreement which is based upon an assumed liquidation of Lighthouse Point as of the end of the reporting periods.

        On September 10, 2010, Greenville Riverboat entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lighthouse Point, LLC ("Lighthouse"), a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, Greenville Riverboat merged with and into Lighthouse, with Lighthouse as the surviving company (the "Merger"). Upon consummation of the Merger, which occurred on October 28, 2010 immediately following Mississippi Gaming Commission approval, Lighthouse became the owner of the property and other assets associated with the operation of Lighthouse Point. Under the Merger Agreement, the minority owner of Greenville Riverboat (the "Minority Owner") is entitled to receive $2.5 million, subject to the exercise of its appraisal rights. The Minority Owner exercised appraisal rights with respect to the Merger under Mississippi law and therefore may be entitled to additional payment for its minority interest.

        The accompanying condensed financial statements for TEH include TEH, its majority-owned subsidiaries and Realty. Noncontrolling interest in the condensed financial statements of TEH represents the noncontrolling equity interest ownership of Greenville Riverboat and Realty as of December 31, 2009 and for the Predecessor Period and the quarter and nine months ended

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

September 30, 2009. The noncontrolling equity ownership of Realty represents 100% of the earnings of Realty prior to the Effective Date. In accordance with accounting guidance related to the consolidation of variable interest entities, the consolidated financial statements of TEH include Realty, a variable interest entity of which TEH was the primary beneficiary and was required to be consolidated. Upon the Effective Date, Realty became a subsidiary of the Company. In addition, Greenville Riverboat was not a debtor in the Predecessors Chapter 11 Cases as it did not guarantee TEH's pre-petition debt.

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

  Fresh-Start Reporting

        The adoption of fresh-start reporting results in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values and the predecessor's accumulated deficit is eliminated. In adopting fresh-start reporting, the Company is required to determine its

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

enterprise value, which represents the fair value of the entity before considering its interest bearing debt.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash, cash on hand in the casino cages, certificates of deposit, money market funds and other highly liquid investments with original maturities of three months or less.

  Restricted Cash

        Restricted cash at September 30, 2010 consists primarily of funds invested in approved money market funds. These funds were restricted by the Bankruptcy Court in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases. As of December 31, 2009, restricted cash consists of cash reserves related to TEH's insurance policies in which the third party administrator was the beneficiary.

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

  CRDA Investment

        The New Jersey Casino Reinvestment Development Authority ("CRDA") deposits made by Tropicana AC are carried at cost less a valuation allowance because they have to be used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. The

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

valuation allowance is established by a charge to the statement of operations as part of general and administrative expense at the time the obligation is incurred to make the deposit unless there is an agreement with the CRDA for a return of the deposit at full face value. If the CRDA deposits are used to purchase CRDA bonds, the valuation allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the valuation allowance is transferred to those investments and remains a valuation allowance. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less a valuation allowance.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

other intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year and in certain situations between those annual dates.

        Goodwill for relevant reporting units is tested for impairment using a discounted cash flow model based on the estimated future results of the Company's reporting units, discounted using the Company's weighted-average cost of capital and market indicators of terminal year capitalization rates. The implied fair value of a reporting unit's goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. If the implied fair value of the goodwill is less than its carrying value, then it is written down to its implied fair value.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

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

        The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of September 30, 2010 is approximately $132.6 million.

        The Predecessors' debt instruments incurred prior to the Petition Date were stayed and subject to compromise as further discussed in Note 3. As such, the Predecessors believed it was impracticable to determine the fair value of those pre-petition debt instruments. TEH believed the carrying value of the Predecessors' $65 million post-petition, debtor-in-possession financing (the "DIP Credit Facility") at December 31, 2009 approximated fair value as the instrument was due within the current period and bore a variable interest rate that would adjust to the market rate. TEH also believed that, while it was in bankruptcy, the credit risk of TEH did not change significantly and therefore would not have a material impact on the fair value of the DIP Credit Facility.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands, unaudited):

	Successor	Predecessor			Successor	Predecessors
		Three months ended September 30, 2009				Period January 1, 2010 through March 7, 2010			Nine Months Ended September 30, 2009
					Period March 8, 2010 through September 30, 2010
	Three months ended September 30, 2010
		TEH	CP Vicksburg	JMBS Casino		TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Room	$6,284	$2,681	$57	$10	$16,665	$1,340	$22	$24	$7,792	$176	$46
Food and beverage	11,550	5,511	328	115	30,071	3,004	122	92	16,905	1,020	364
Other	418	269	1	—	880	162	5	—	621	5	—

Total	$18,252	$8,461	$386	$125	$47,616	$4,506	$149	$116	$25,318	$1,201	$410

  Gaming Taxes

        The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are included in casino operating costs and expenses on our condensed statements of operations. Gaming taxes included in continuing operations totaled $21.1 million and $47.8 million for the quarter ended September 30, 2010 and the Successor Period, respectively. Gaming taxes included in continuing operations for TEH totaled $12.1 million, $9.4 million and $41.2 million for the quarter ended September 30, 2009, the Predecessor Period and the nine months ended September 30, 2009, respectively. Gaming taxes for CP Vicksburg totaled $0.3 million, $0.1 million and $1.1 million for the for the quarter ended September 30, 2009, the Predecessor Period and the nine months ended September 30, 2009, respectively. Gaming taxes for JMBS Casino totaled $0.4 million, $0.4 million, and $1.5 million for the quarter ended September 30, 2009, the Predecessor Period and the nine months ended September 30, 2009, respectively.

  Advertising

        The Company expenses advertising costs as incurred or the first time the advertising takes place. Advertising expense, included in continuing operations, which is generally included in marketing, advertising and promotions on our condensed statements of operations was $2.4 million and $5.1 million for the quarter ended September 30, 2010 and the Successor Period, respectively. Advertising expense for TEH was $1.3 million, $0.8 million and $4.3 million for the quarter ended September 30, 2009, the Predecessor Period and the nine months ended September 30, 2009, respectively. Advertising expense for CP Vicksburg was $0.1 million, $40,000 and $0.5 million for the quarter ended September 30, 2009, the Predecessor Period and the nine months ended September 30, 2009, respectively. Advertising expense for JMBS Casino was $36,000, $31,000 and $165,000 for the quarter ended September 30, 2009, the Predecessor Period and the nine months ended September 30, 2009, respectively.

  Income Taxes

        The Company accounts for income taxes under accounting guidance for income taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Recently Issued Accounting Standards

        In April 2010, accounting guidance was updated regarding the accounting for casino base jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying the jackpot, but jackpot liabilities should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The effect of the guidance should be recorded as a cumulative-effect adjustment to opening retained earnings in the period of adoption. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. In accordance with accounting guidance related to fresh-start reporting, the Company adopted the updated guidance on the Effective Date and the adoption did not have a material impact on the Company's condensed financial statements.

        In January 2010, accounting guidance was updated regarding fair value measurements and disclosures. The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Company adopted the new accounting guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company's condensed financial statements.

        In June 2009, accounting standards were issued regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The Company adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material effect on the Company's condensed financial statements.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

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

  •
  reinstatement, payment in full, or satisfaction in full by return of collateral of all Allowed Claims (as defined in the Plan) in the amount of $21.5 million; and

  •
  the entering into a credit facility (the "Exit Facility"), which consists of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility") by the Company on December 29, 2009, the funding of the Term Loan Facility on the Effective Date, and the issuance of the Penny Warrants to the Exit Facility lenders.

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

        Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity's enterprise value as set forth in the Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Effective Date. As set forth in the disclosure statement, relating to the Plan, as confirmed by the Bankruptcy Court on May 5, 2009, the enterprise value of the Predecessors was estimated to be in the range of $350 million to $425 million. The Predecessors' enterprise value was estimated using various valuation methods, including (i) a comparison of the Predecessors and their projected performance to the market values of comparable companies, and (ii) a calculation of the present value of the future cash flows of the Predecessors based on financial projections.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

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

        Based upon a reevaluation of relevant factors used in determining the range of enterprise value and updated expected future cash flow projections, the Company concluded that $389.1 million should be used for fresh-start reporting purposes, as it most closely approximated fair value. This amount was adjusted for cash in excess of normal working requirements. After deducting the fair value of debt, this resulted in a post-emergence equity value of $325.5 million calculated as follows (in thousands, unaudited):

Enterprise value	$389,063
Less debt at fair value	(101,436)
Plus excess cash	37,841

Post-emergence equity value (common stock of $294.5 million and warrants of $30.9 million)	$325,468

        In accordance with fresh-start reporting, the Company's enterprise value has been allocated to existing assets using the measurement guidance provided in accounting guidance related to business combinations. In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid. Finally, the Predecessors' accumulated deficit has been eliminated, and the Company's new debt and equity have been recorded in accordance with the Plan. Deferred taxes have been determined in accordance with accounting guidance related to income taxes.

        Estimates of fair value represent the Company's best estimates, which are based on industry data and trends, and by reference to relevant market rates and transactions and discounted cash flow valuation methods, among other factors. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with accounting guidance for business combinations, the preliminary allocation is subject to additional adjustments within one year from the Effective Date as improved information on asset and liability valuations becomes available.

        During the quarter ended September 30, 2010, the Company adjusted the fair value of an unfavorable lease liability recorded in connection with fresh-start reporting for CP Vicksburg. This adjustment, which was immaterial to the Predecessor Period for CP Vicksburg, resulted in an understatement of $1.4 million in reorganization items, net in the Company's condensed statement of

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

operations for the Predecessor Period. The recorded balance for the unfavorable lease liability was, likewise, overstated in the condensed balance sheet for periods subsequent to the Effective Date. As a result, the Company's enterprise value was increased to $389.1 million during the quarter ended September 30, 2010. The Company evaluated the effects of this adjustment on prior periods' financial statements, individually and in the aggregate, in accordance with the guidance provided by SEC Staff Accounting Bulletin ("SAB") No. 108, codified as Topic 1.N, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," and concluded that no prior period is materially misstated. However, in accordance with the provisions of this SAB Topic, the Company is restating CP Vicksburg's Condensed Statement of Operations for the Predecessor Period as follows (in thousands):

	CP Vicksburg
	Period from January 1, 2010 through March 7, 2010 as previously reported	Adjustment	Period from January 1, 2010 through March 7, 2010 as revised
Loss from continuing operations before reorganization items and income taxes	$(834)	$—	$(834)
Reorganization items, net	2,286,748	1,437	2,288,185
Net income	2,285,914	1,437	2,287,351

        The implementation of the Plan and the effects of the consummation of the transactions contemplated therein, which included the settlement of various liabilities, repayment of Predecessors' indebtedness, elimination of affiliate activity amongst the Predecessors, incurrence of new indebtedness

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

and the adoption of fresh-start reporting in the Company's condensed balance sheet as of March 7, 2010, are as follows (in thousands, unaudited):

	Predecessors							Successor
	March 7, 2010
	T EH	CP Vicksburg	JMBS Casino	Effects of the Plan(a)		Fresh Start Adjustments(i)		March 7, 2010
ASSETS
Current assets:
Cash and cash equivalents	$51,950	$2,381	$4,833	$37,841	(b)	$(7)		$96,998
Restricted cash	2,801	—	—	16,075	(b)	—		18,876
Receivables, net	14,441	23	101	(2,869	)(c)	5,322	(m)	17,018
Due from affiliates	6,436	121	629	(6,771	)(d)	—		415
Inventories	1,533	37	30	—		—		1,600
Prepaid expenses and other assets	7,534	173	155	—		—		7,862

Total current assets	84,695	2,735	5,748	44,276		5,315		142,769
Property and equipment, net	418,622	10,183	15,808	—		(163,664	)(j)	280,949
Beneficial interest in Trust	200,000	—	—	(200,000	)(g)	—		—
Goodwill	16,802	590	8,432	—		4,562	(k)	30,386
Intangible assets, net	73,806	318	20	—		9,599	(l)	83,743
Receivable from affiliate	—	9,838	11,076	(20,914	)(d)	—		—
Reserve related to receivable from affiliate	—	(7,478)	(5,451)	12,929	(d)	—		—
Other assets, net	19,495	157	87	1,500	(b)	(91)		21,148

Total assets	$813,420	$16,343	$35,720	$(162,209)		$(144,279)		$558,995

LIABILITIES AND MEMBERS' DEFICIT/SHAREHOLDERS' EQUITY
Current liabilities not subject to compromise:
Current portion of debt	$65,588	$—	$—	$(63,919	)(b)	$—		$1,669
Accounts payable	16,643	282	81	(750)		2		16,258
Due to affiliates	2,203	3,557	921	(6,681	)(d)	—		—
Accrued expenses and other current liabilities	37,985	1,961	1,215	18,148		14,191	(m)	73,500
Note payable to affiliate guarantors	7,000	—	—	(7,000	)(d)	—		—

Total current liabilities not subject to compromise	129,419	5,800	2,217	(60,202)		14,193		91,427
Long-term debt, excluding current portion	—	—	—	100,136	(b)	—		100,136
Other long-term liabilities	32,041	1,925	—	—		(23,676	)(m)	10,290
Deferred tax liabilities	29,955	—	—	(29,955	)(c)	30,386	(m)	30,386

Total liabilities not subject to compromise	191,415	7,725	2,217	9,979		20,903		232,239
Liabilities subject to compromise	2,449,797	3,455	1,434	(2,454,686	)(e)	—		—
Liabilities subject to compromise—guarantee of affiliate debt	—	2,289,249	2,289,249	(4,578,498	)(f)	—		—

Total liabilities	2,641,212	2,300,429	2,292,900	(7,023,205)		20,903		232,239
Members' Deficit/Shareholders' Equity:
Members' deficit	(1,846,786)	(2,284,086)	(2,257,180)	6,637,282	(g)	(249,230	)(n)	—
Successor common stock	—	—	—	121	(g)	—		121
Successor additional paid-in capital	—	—	—	241,604	(g)	83,743	(o)	325,347
Noncontrolling interest	18,994	—	—	(18,011	)(h)	305	(p)	1,288

Total members' deficit/shareholders' equity	(1,827,792)	(2,284,086)	(2,257,180)	6,860,996		(165,182)		326,756

Total liabilities and members' deficit/shareholders' equity	$813,420	$16,343	$35,720	$(162,209)		$(144,279)		$558,995

(a)
Represents amounts recorded as of the Effective Date for the consummation of the Plan, including the settlement of liabilities subject to compromise, elimination of affiliate activity amongst the Predecessors, the satisfaction of the DIP

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

  Credit Facility, the issuance of new indebtedness and related cash payments, the issuance of Common Stock and warrants to purchase Common Stock.

(b)
Reflects the sources and uses of the $130.0 million Term Loan Facility (in thousands, unaudited):

Sources		Uses
Term Loan Facility	$130,000	Cash	$37,841
Term Loan Facility discount	(9,100)	Restricted cash(ii)	16,075
		Repayment of DIP Credit Facility	65,219
		Payment of DIP Credit Facility interest	265
		Revolver fees(iii)	1,500

Total Sources(i)	$120,900	Total Uses	$120,900

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

The following table sets forth the adjustments to current portion of debt based on the sources and uses (in thousands, unaudited):

Repayment of DIP Credit Facility	$(65,219)
Current portion of Term Loan Facility	1,300

Adjustment to current portion of debt	$(63,919)

  The following table sets forth the adjustments to long-term debt, excluding current portion, based on the sources and uses (in thousands, unaudited):

Long-term portion of Term Loan Facility	$128,700
Term Loan Facility discount	(9,100)
Penny Warrants issued(iv)	(19,464)

Adjustment to long-term debt, excluding current portion	$100,136

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
(c)
Reflects the income tax consequences of asset sales related to the Plan.

(d)
Reflects the elimination of affiliated activity of the Predecessors.

(e)
Reflects the discharge of the Predecessors' liabilities subject to compromise in accordance with the Plan.

(f)
Reflects the elimination of debt guarantee obligations related to the affiliate guarantee of the Notes and Credit Facility, as a result of the Plan.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

(g)
Reflects the cumulative impact of the reorganization adjustments as follows (in thousands, unaudited):

Discharge of liabilities subject to compromise	$2,454,686
Elimination of Beneficial interest in Trust	(200,000)
Discharge of liabilities subject to compromise—guarantee of affiliate debt (note f)	4,578,498
Liabilities subject to compromise to be paid in cash	(21,471)
Elimination of noncontrolling interest	18,011
Implementation of accounting guidance related to base jackpots	1,257
Discharge of liabilities subject to compromise—intercompany activity amongst Predecessors	593
Income tax impact	27,969
Issuance of Penny Warrants	19,464
Issuance of Common Stock and Ordinary Warrants	(241,725)

$6,637,282

(h)
Reflects the effects of the Plan on noncontrolling interest of $2.0 million and the elimination of the noncontrolling interest in Realty of $16.0 million as a result of Realty becoming a subsidiary of the Company under the Plan.

(i)
Represents the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations, in conjunction with the adoption of fresh-start reporting.

(j)
Reflects the fair values of property and equipment and intangible assets in connection with fresh-start reporting. The following table summarizes the components of property and equipment as a result of the application of fresh-start reporting at March 8, 2010 and property and equipment, net at March 7, 2010 (in thousands, unaudited):

	Successor	Predecessors
		March 7, 2010
	March 8, 2010	TEH	CP Vicksburg	JMBS Casino
Property and equipment:
Land	$26,220	$33,990	$1,380	$440
Riverboats and barges, net	20,286	29,432	1,120	9,599
Building and improvements, net	199,672	318,960	6,597	1,920
Furniture, fixtures and equipment, net	31,044	32,524	1,086	3,838
Construction-in-progress	3,727	3,716	—	11

Total property and equipment, net	$280,949	$418,622	$10,183	$15,808

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

(k)
Reflects the elimination of historical goodwill of $25.8 million and the establishment of $30.4 million of goodwill as a result of fresh-start reporting.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

(l)
Reflects the fair value of identifiable intangible assets in connection with fresh-start reporting. The following table summarizes the components of intangible assets as a result of the application of fresh-start reporting at March 8, 2010 and intangible assets, net at March 7, 2010 (in thousands, unaudited):

	Successor	Predecessors
		March 7, 2010
	March 8, 2010	TEH	CP Vicksburg	JMBS Casino
Intangible assets, net:
Trade name (indefinite life)	$29,500	$16,700	$—	$20
Gaming licenses (indefinite life)	43,970	50,718	—	—
Trade name, net	—	175	—	—
Customer list, net	1,703	2,268	—	—
Other, net	8,570	3,945	318	—

Total intangible assets, net	$83,743	$73,806	$318	$20

  For further information on the valuation of intangible assets, see Note 9—Goodwill and Intangible Assets.

(m)
Reflects the fair value of unfavorable lease amounts as well as the re-measurement of the Predecessors' current and deferred tax assets and liabilities, unrecognized tax benefits and other tax related accounts as a result of fresh-start reporting in accordance with accounting guidance.

(n)
Reflects the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations as follows (in thousands, unaudited):

Elimination of Predecessors' goodwill	$25,824
Elimination of Predecessors' intangible assets	74,144
Property and equipment adjustment	163,664
Other asset and liabilities adjustment	8,318
Noncontrolling interest adjustment	305
Tax account adjustments	(23,025)

Total elimination of Predecessors, members' deficit	$249,230

(o)
Reflects additional paid in capital of Successor as a result of intangible assets recognized as a result of fresh-start reporting.

(p)
Reflects the adjustment of the noncontrolling interest in Greenville Riverboat to its estimated fair value. Estimated fair values were based on internal and external valuations using customary valuation methodologies, including comparable earnings multiples, discounted cash flows and negotiated transaction values.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

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

  Liabilities Subject to Compromise—Guarantee of Affiliate Debt

        The New Jersey License Denial caused an immediate default under the Credit Facility and the subsequent transfer of asset of Tropicana AC to the Trustee caused a default under the Notes of which CP Vicksburg and JMBS Casino were Affiliate Guarantors. As a result of the Chapter 11 Cases, both CP Vicksburg and JMBS Casino recorded a loss during the nine months ended September 30, 2009 of $8.0 million, which is included in the accompanying condensed statements of operations related to the guarantee of affiliate debt. Both CP Vicksburg and JMBS Casino have a corresponding $2.3 billion liability subject to compromise related to the guarantee of affiliate debt included as a separate item in the accompanying condensed balance sheets as of December 31, 2009.

  Ordinary Warrants

        In accordance with the Plan, holders of the Predecessors' notes and general unsecured claims received Ordinary Warrants to purchase 3,750,000 shares of the Company's Common Stock. The Ordinary Warrants have a four year and nine month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years; a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as reorganization items of the Predecessors on the accompanying condensed statements of operations.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

  Reorganization Items

        Reorganization items, excluding amounts included in discontinued operations, represent amounts incurred as a direct result of the Chapter 11 Cases and were comprised of the following (in thousands, unaudited):

	Predecessors
	Period January 1, 2010 through March 7, 2010			Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Discharge of liabilities subject to compromise	$2,454,648	$2,293,780	$2,285,349	$—	$—	$—	$—	$—	$—
Elimination of Beneficial interest in Trust	(200,000)	—	—	—	—	—	—	—	—
Revaluation of assets and liabilities	(140,703)	(5,662)	(18,817)	—	—	—	—	—	—
Elimination and revaluation of minority interest	15,963	—	—	—	—	—	—	—	—
Liabilities reinstated	(21,466)	(3)	(2)	—	—	—	—	—	—
Issuance of Ordinary Warrants	(11,475)	—	—	—	—	—	—	—	—
Other	1,097	76	84	—	—	—	—	—	—

Non-cash reorganization items, net	2,098,064	2,288,191	2,266,614	—	—	—	—	—	—
Professional fees	(4,382)	—	—	(2,770)	—	—	(22,448)	—	—
Interest income	1	—	—	3	—	—	66	—	—
Other	(585)	(6)	(5)	(320)	(21)	(13)	(437)	(44)	(31)

Total reorganization items, net	$2,093,098	$2,288,185	$2,266,609	$(3,087)	$(21)	$(13)	$(22,819)	$(44)	$(31)

        Professional fees include financial, tax, legal, real estate and valuation services, among other items, that are directly associated with the reorganization process. The Company continues to incur expenses related to the Predecessors' Chapter 11 Cases, including professional fees that were classified as reorganization items by the Predecessors. Upon the Effective Date, these expenses were classified in operating costs and expenses, primarily in general and administrative expense in the condensed statement of operations.

NOTE 4—ACQUISITION OF TROPICANA AC

        On March 8, 2010 (the "Acquisition Date"), as further discussed in Note 1, the Company acquired certain assets of Adamar, including Tropicana AC, from the lenders who had made the Credit Bid to acquire those assets from the Trustee. The lenders transferred those assets to the Company in exchange for the issuance of shares of the Company's common stock. The results of operations for Tropicana AC have been included in the Company's condensed financial statements since the Acquisition Date.

        In accordance with ASC 805, the consideration transferred to acquire Tropicana AC was measured as the fair value of the assets acquired and the liabilities assumed as of Acquisition Date. The fair values of the net assets acquired were determined by the Company's management after input from an independent third party valuation expert.

        Current assets and liabilities are current in nature and have been carried at fair value.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITION OF TROPICANA AC (Continued)

        Property and equipment were valued based on management's estimates and assumptions including variations of the income approach, the cost approach, and the market approach. Real property such as land, land improvements, and buildings were predominately valued using a combination of the income approach as well as the cost approach where appropriate. Personal property such as gaming equipment and tracking systems were predominately valued using the market approach. Where no market data was readily available, the cost approach was utilized.

        For intangible assets, the income approach was utilized for the favorable lease interests. For the player relationship intangible asset, insufficient cash flow was projected in order to utilize the income approach; therefore, the cost approach was used to establish fair value. Investments consist of CRDA deposits and were carried at cost less a valuation allowance, which approximates fair value.

        Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        The purchase price allocation is preliminary and subject to refinement and completion within one year of the acquisition as provided under ASC 805. The most significant of the items not finalized is the determination of deferred tax balances associated with differences between the estimated fair values and the tax bases of assets acquired and liabilities assumed. The Company's preliminary allocation of the fair value of assets and liabilities of Tropicana AC is as follows (in thousands, unaudited):

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITION OF TROPICANA AC (Continued)

        The amounts of revenue and earnings of Tropicana AC included in the Company's condensed statement of operations are as follows (in thousands, unaudited):

	Three months ended September 30, 2010	Period March 8, 2010 through September 30, 2010
Net revenues	$86,105	$183,401
Operating expenses	(77,400)	(170,098)
Net income	8,146	12,497

        The following details TEI's condensed consolidated opening balance sheet as of March 8, 2010 which represents the Successor upon emergence from bankruptcy and the acquisition of Tropicana AC (in thousands, unaudited):

	Successor	Tropicana AC	Eliminations(i)	TEI
Cash and cash equivalents	$96,998	$56,714	$—	$153,712
Other current assets	45,771	23,552	(415)	68,908
Property and equipment	280,949	189,451	—	470,400
Goodwill	30,386	33,549	—	63,935
Intangible assets	83,743	6,600	—	90,343
Investments	—	30,985	—	30,985
Other noncurrent assets	21,148	3,639	—	24,787

Total assets	$558,995	$344,490	$(415)	$903,070

Current liabilities	$91,427	$28,649	$(415)	$119,661
Long-term debt, net of current portion	100,136	164	—	100,300
Other noncurrent liabilities	40,676	33,549	—	74,225

Total liabilities	232,239	62,362	(415)	294,186

TEI's shareholders' equity	325,468	282,128	—	607,596
Noncontrolling interest	1,288	—	—	1,288

Total shareholders' equity	326,756	282,128	—	608,884

Total liabilities and shareholders' equity	$558,995	$344,490	$(415)	$903,070

(i)
Reflects the elimination of affiliate activity of $0.4 million.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 5—PRO FORMA RESULTS

        The following unaudited pro forma results of operations assume that the Restructuring Transactions, including the acquisition of the Predecessors and Tropicana AC, occurred at the beginning of the respective periods (in thousands, except per share data, unaudited):

		Nine Months Ended September 30,
	Three Months Ended September 30, 2009
		2010	2009
Net revenues	$190,288	$510,624	$552,295
Operating income	15,806	28,556	36,240
Net income	3,663	1,132	3,027
Basic and diluted earnings per common share	$0.14	$0.04	$0.12

        This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Restructuring Transactions had actually occurred on those dates, nor of the results that may be reported in the future.

NOTE 6—RECEIVABLES

        Receivables consist of the following (in thousands):

	Successor	Predecessors
		December 31, 2009
	September 30, 2010	TEH	CP Vicksburg	JMBS Casino
	(unaudited)
Casino	$18,252	$877	$74	$—
Hotel	6,055	1,148	9	8
Income tax receivable	—	12,787	—	—
Other	20,057	393	—	14

	44,364	15,205	83	22
Allowance for doubtful accounts	(9,399)	(691)	(52)	—

Receivables, net	$34,965	$14,514	$31	$22

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 7—PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	Successor		Predecessors
			TEH		CP Vicksburg		JMBS Casino
	Estimated life (years)	September 30, 2010	Estimated life (years)	December 31, 2009	Estimated life (years)	December 31, 2009	Estimated life (years)	December 31, 2009
		(unaudited)
Land	—	$94,240	—	$33,990	—	$1,380	—	$440
Buildings and improvements	10 - 40	297,262	10 - 39	377,547	5 - 25	13,099	5 - 25	2,965
Furniture, fixtures and equipment	3 - 7	64,228	5 - 10	107,747	3 - 10	10,053	3 - 10	7,843
Riverboats and barges	25 - 40	20,300	10	47,580	10	2,554	20	15,772
Construction in progress	—	5,291	—	3,417	—	—	—	—

		481,321		570,281		27,086		27,020
Accumulated depreciation		(24,264)		(146,631)		(16,528)		(10,791)

Property and equipment, net		$457,057		$423,650		$10,558		$16,229

NOTE 8—BENEFICIAL INTEREST IN TRUST

        Prior to TEH's acquisition of Aztar Corporation, the NJ Commission granted TEH temporary authority to operate Tropicana AC, requiring Adamar and its subsidiary's stock be placed in the ICA Trust until completion of the licensing process. On December 12, 2007, the NJ Commission issued the NJ License Denial, denying TEH a permanent license to operate Tropicana AC and declaring operative the ICA Trust. The Trustee was assigned under the ICA Trust to assume management responsibility of Tropicana AC until it could be sold to a third party. The sale of Tropicana AC was in the control of the Trustee. Under New Jersey law, TEH was entitled to receive upon the eventual sale of Tropicana AC an amount equal to the lower of the value of the property as of the date the trust became operative or its original cost to acquire the property. Because Tropicana AC was sold to the lenders under the Credit Facility pursuant to the $200 million credit bid, as discussed below, the Company and TEH did not receive any cash proceeds from the sale of Tropicana AC.

        As a result of the actions taken on December 12, 2007, by the NJ Commission, the Company determined that Tropicana AC should not be consolidated subsequent to December 12, 2007. This determination was based on the accounting guidance for consolidation of all majority owned subsidiaries, insofar as the government-imposed restrictions on TEH's continued management and control of Tropicana AC were so severe, they cast significant doubt on TEH's ability to control the subsidiary. TEH has thereafter accounted for its interest in Tropicana AC, held by the ICA Trust, under the cost method. TEH's cost basis was then adjusted to fair value in accordance with accounting guidance related to accounting for certain investments in debt and equity securities.

        As a result, the net cost basis in Tropicana AC is presented as a beneficial interest in Trust in the accompanying condensed balance sheet of TEH as of December 31, 2009. As the Trustee had control of the operations of Tropicana AC from December 12, 2007 until the Company's acquisition of the

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 8—BENEFICIAL INTEREST IN TRUST (Continued)

property, there are no results of operations, other than impairment charges associated with the beneficial interest for Tropicana AC included in the condensed statements of operations and statements of cash flows of TEH for the three and nine months ended September 30, 2009.

  Impairment Loss

        Under the accounting guidance related to the meaning of other-than-temporary impairment and its application to certain investments, cost basis investments such as the beneficial interest in Trust are evaluated for impairment under a process that results in an impairment charge reducing the cost basis to fair value when other-than-temporary impairment exists. To determine the fair value, TEH utilized a combination of the income approach and market approach. The income approach incorporates the use of the discounted cash flow method, whereas the market approach incorporates the use of the guideline company method. Significant assumptions are used to determine the fair value such as cash flow projections, working capital requirements and the discount rate which are considered "Level 3" inputs. The estimated fair value of the beneficial interest in Trust declined to $200.0 million at December 31, 2009 from $354.3 million at December 31, 2008 which was based on the $200 million credit bid by the lenders under the Credit Facility, resulting in impairment charges of $154.3 million during the nine months ended September 30, 2009.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS

        Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination. The Company recorded goodwill of $30.4 million upon the application of fresh-start reporting and $33.5 million in connection with the acquisition of Tropicana AC. The Company established deferred tax liabilities for book and tax differences between assigned values and tax bases of the acquired assets which resulted in the Company recognizing goodwill. As of December 31, 2009, TEH had $16.8 million of goodwill related to Belle of Baton Rouge, CP Vicksburg had $0.6 million of goodwill and JMBS Casino had $8.4 million of goodwill. In connection with fresh-start reporting, the Predecessors' goodwill of $25.8 million was eliminated.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 9—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Intangible assets consist of the following (in thousands):

	Successor		Predecessors
			TEH		CP Vicksburg		JMBS Casino
	Estimated life (years)	September 30, 2010	Estimated life (years)	December 31, 2009	Estimated life (years)	December 31, 2009	Estimated life (years)	December 31, 2009
		(unaudited)
Trade name	Indefinite	$29,500	Indefinite	$16,700	—	$—	Indefinite	$20
Gaming licenses	Indefinite	43,970	Indefinite	50,718	—	—	—	—
Trade name	—	—	1 1/2 - 10	3,200	—	—	—	—
Customer lists	3	3,103	5 - 15	7,467	5	1,795	—	—
Favorable lease	5 - 42	24,100	9 - 60	4,408	5-35	747	5	3,000

Total intangible assets		100,673		82,493		2,542		3,020
Less accumulated amortization:
Trade name		—		(3,017)		—		—
Customer lists		(603)		(5,195)		(1,795)		—
Favorable lease		(702)		(393)		(427)		(3,000)

Total accumulated amortization		(1,305)		(8,605)		(2,222)		(3,000)

Intangible assets, net		$99,368		$73,888		$320		$20

        Upon the Effective Date, in connection with fresh-start reporting, the Predecessors' intangible assets were eliminated. In connection with the adoption of fresh-start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the "Tropicana" trade name and $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. Customer lists were valued at $1.7 million representing the value associated with our customers under our customer loyalty programs and are being amortized on a straight-line basis over three years. Favorable lease arrangements were valued at $8.6 million and are being amortized to rental expense on a straight-line basis over 30 years, which approximates the remaining useful life of the leased facility.

        In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million of intangibles assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases, and $1.4 million representing the value associated with customers enrolled in our customer loyalty programs which are being amortized on a straight-line basis over three years.

        Intangible assets related to the Plan and Tropicana AC acquisition were valued using income and cost based methods as appropriate. The "Tropicana" trade name was valued based on the relief from royalty method which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to unrelated licensee, and a discount rate. The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates for similar assets to reach a 1% royalty rate. The discount rate applied was 14%, based on the weighted average cost of capital of the properties benefiting from the trade name. Gaming

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 9—GOODWILL AND INTANGIBLE ASSETS (Continued)

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

        In connection with the acquisition of Tropicana Aruba, the Company recognized $10.3 million of intangible assets relating to a favorable lease arrangement for a land lease which will be amortized to rental expense on a straight-line basis over approximately 42 years, which is the remaining term of the land lease.

        Amortization expense related to favorable lease arrangements which is amortized to rental expense or tenant income, as applicable, was $0.3 million and $0.7 million for the quarter ended September 30, 2010 and the Successor Period, respectively. Estimated annual amortization related to the Company's favorable lease arrangements for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is anticipated to be $1.1 million, $1.5 million, $1.5 million, $1.5 million, and $1.5 million, respectively.

        Amortization expense related to customer lists which is amortized to depreciation and amortization expense for the quarter ended September 30, 2010 and the Successor Period was $0.3 million and $0.6 million, respectively. Estimated annual amortization expense related to the Company's customer lists for the years ended December 31, 2010, 2011, 2012, and 2013 is anticipated to be $0.8 million, $1.0 million, $1.0 million, and $0.2 million, respectively. Amortization expense at TEH for the quarter ended September 30, 2009, the Predecessor Period and the nine months ended September 30, 2009 for those assets amortized was $41,000, $27,000 and $122,000, respectively.

NOTE 10—INVESTMENTS (SUCCESSOR)

        The New Jersey Casino Control Act provides, among other things, for an assessment of licenses equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at September 30, 2010 approximates their fair value.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 10—INVESTMENTS (SUCCESSOR) (Continued)

        Investments consist of the following (in thousands, unaudited):

Successor
September 30, 2010
Investment in bonds—CRDA	$13,469
Less unamortized discount	(3,617)
Less valuation allowance	(2,170)
Deposits—CRDA	29,548
Less valuation allowance	(7,529)
Direct investment—CRDA	3,685
Less valuation allowance	(652)

Total investments	$32,734

        The CRDA bonds have various contractual maturities that range from 5 to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights.

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities, excluding liabilities subject to compromise, consist of the following (in thousands):

	Successor	Predecessors
		December 31, 2009
	September 30, 2010	TEH	CP Vicksburg	JMBS Casino
	(unaudited)
Accrued payroll and related	$28,227	$14,036	$352	$301
Accrued gaming and related	7,748	8,749	834	277
Accrued taxes	8,953	—	661	551
Accrued interest	—	240	—	—
Deferred tax liability—current portion	—	858	—	—
Other accrued expenses and current liabilities	21,362	6,292	298	148

Total accrued expenses and other current liabilities	$65,563	$30,175	$2,145	$1,277

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 12—DEBT

        Debt consists of the following (in thousands):

	Successor	Predecessors
		December 31, 2009
	September 30, 2010	TEH
	(unaudited)
Term Loan Facility, due 2013, interest at 15% at September 30, 2010, net of unamortized discount of $23.2 million at September 30, 2010	$106,831	$—
Revolving Facility, due 2013, interest at 15% at September 30, 2010	—	—
Debtor-in-Possession Credit Agreement, interest at 13.3% at December 31, 2009	—	65,219
Senior Secured Credit Facility—Term Loan, due 2012, interest at 0% at December 31, 2009 (subject to compromise)	—	1,300,239
Senior Secured Credit Facility—Revolver, interest at 0% at December 31, 2009 (subject to compromise)	—	29,010
9 5/8% Senior Subordinated Notes, due 2014 (subject to compromise)	—	960,000
Other long-term debt	186	461

Total debt	107,017	2,354,929
Less amounts subject to compromise	—	(2,289,260)
Less current portion of debt not subject to compromise	(1,345)	(65,669)

Total long-term debt, net	$105,672	$—

  Successor

  Exit Facility

        On December 29, 2009, TEI entered into the Exit Facility with multiple lenders including Icahn Capital LP ("Icahn Capital"), as further discussed in Note 14, which consists of (i) a $130 million Term Loan Facility and (ii) a $20 million Revolving Facility. The Exit Facility matures on March 8, 2013. The Term Loan Facility requires mandatory principal payments of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility generally does not require mandatory borrowing or principal payments. Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders under the Exit Facility. On the Effective Date the proceeds of the Exit Facility were used to repay certain indebtedness, including the Predecessors DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company will be required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of TEI.

        The Exit Facility contains mandatory prepayment provisions from proceeds received by TEI and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 12—DEBT (Continued)

exceptions). Key covenants binding TEI and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 2.00 to 1.00 and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants will be tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against TEI or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses, and (vi) the bankruptcy or insolvency of TEI or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. TEI was in compliance with these covenants at September 30, 2010.

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

        The DIP Credit Facility provided the administrative agent, collateral agent and lenders with a senior priming lien on all of TEH's tangible and intangible assets subject to certain exceptions specified therein. In addition, each of TEH's subsidiaries, as well as the Affiliate Guarantors, were guarantors under the DIP Credit Facility.

        The DIP Credit Facility contained certain financial and other covenants and certain defaults and events of default customary for debtor-in-possession financings of this type. On the Effective Date the DIP Credit Facility was paid in full.

  Senior Secured Credit Facility—subject to compromise

        On January 3, 2007, TEH entered into the Credit Facility comprised of a $1.53 billion senior secured term loan ("Term Loan") and a $180.0 million senior secured revolving credit facility ("Revolver"). The Term Loan bore interest at a margin above the LIBO Rate or Alternative Base Rate (each as defined in the Credit Facility), as selected by TEH. The borrowings under the Credit Facility were guaranteed by the same guarantors as the Notes; security interests in all of TEH's and the guarantors' tangible and intangible assets, including a pledge of all equity interests in TEH and the guarantors; and a guarantee of Columbia Sussex Corporation ("CSC"), a company related to the Predecessors by common ownership, to the extent that the Revolver exceeded $100.0 million. The Credit Facility required additional mandatory principal payments of, among other things, excess cash flow, as defined in the agreement.

        Subsequent to the Petition Date, the Bankruptcy Court authorized TEH to make adequate protection payments that included interest on the Credit Facility. Effective February 1, 2009, the Bankruptcy Court authorized TEH to suspend the adequate protection payments with respect to interest, which resulted in no interest expense in 2009 related to the Credit Facility. The interest rate

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 12—DEBT (Continued)

was the Adjusted LIBO Rate plus 2.25% per annum until (but not including) June 30, 2008 and thereafter, at the Alternate Base Rate plus 1.25% per annum. As of the Effective Date, the Credit Facility was terminated pursuant to the Plan, with the exception of the portion related to the Credit Bid as further discussed in Note 1.

        Prior to the Petition Date, the Company had approximately $8.0 million in letters of credit issued under the Credit Facility, of which $7.5 million was paid to the beneficiary in the quarter ended March 31, 2009 and the remaining $0.5 million was paid to the beneficiary during the quarter ended June 30, 2009. Accordingly, these payments increased the outstanding balance of the Credit Facility during 2009. As a result, CP Vicksburg and JMBS Casino recorded a loss related to the increase during nine months ended September 30, 2009 of $8.0 million, which is included in the accompanying condensed statements of operations.

  Senior Subordinated Notes—subject to compromise

        On December 28, 2006, TEH issued the Notes. Interest on the Notes was payable semi-annually on June 15 and December 15 of each year.

        The Notes were guaranteed by certain of TEH's subsidiaries, as well as by the Affiliate Guarantors. The Notes contained certain restrictive covenants regarding, among other things, TEH's and the guarantors' ability to incur or guarantee additional indebtedness, pay dividends, sell or transfer assets, make certain investments, create or incur certain liens, enter into merger, consolidation or sale transactions and to enter into transactions with affiliates that are not described in the agreements. Upon a change in control of TEH, the holders of each Note had the right to require TEH to repurchase the Notes at 101% of the principal amount plus any unpaid interest to the date of purchase. As of the Effective Date the Notes were cancelled pursuant to the Plan.

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

NOTE 14—RELATED PARTY TRANSACTIONS

  Cayman Company

        On August 31, 2010 the Company, through its subsidiary New Tropicana Opco, Inc., purchased all of the issued and outstanding shares of capital stock of Tropicana Entertainment Cayman Holdings Co. Ltd., formerly known as Icahn Fund Sub 1D Ltd. ("Cayman Company"), a Cayman Islands exempt company with limited liability, for a total purchase price of approximately $12.0 million.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

Cayman Company was an entity controlled by Carl C. Icahn, Chairman of our Board of Directors and the beneficial owner of approximately 48.9% of the Company's common stock. Pursuant to the Securities Purchase Agreement, the Company indirectly acquired all of the membership interests of Cayman Company's wholly owned subsidiary Abura Development Corp. VBA, which in June 2010 acquired out of bankruptcy The Aruban Resort & Casino at Eagle Beach as discussed in Note 1.

  Icahn Capital

        On May 4, 2009, pursuant to the Plan, the Company entered into a commitment letter (the "Commitment Letter") with Icahn Capital, an affiliate of Mr. Carl C. Icahn, Chairman of our Board of Directors, pursuant to which Icahn Capital committed to provide, on a fully underwritten basis, the Exit Facility. Furthermore, entities affiliated with Mr. Icahn are lenders under the Exit Facility and hold more than 50% of the loans extended under the Exit Facility. In addition, an entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility. Pursuant to the Commitment Letter, the Company is also responsible for various professional fees, including legal costs and gaming license costs, on behalf of Mr. Icahn. The Company and TEH expensed $0 and $1.2 million during the quarters ended September 30, 2010 and 2009, respectively. The Company and TEH expensed $0.3 million, $1.1 million and $2.3 million during the Successor Period, the Predecessor Period and the nine months ended September 30, 2009, respectively, related to these costs. The Company paid $9.5 million in debt issuance costs related to the Exit Facility. Unamortized debt issuance costs of $7.7 million were included in other long term assets, net on the accompanying condensed balance sheet as of September 30, 2010.

  Icahn Sourcing, LLC

        Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. We are a member of the buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such vendors, and we are under no obligation to do so. We do not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. We may purchase a variety of goods and services as members of the buying group at prices and on terms that we believe are more favorable than those which would be achieved on a stand-alone basis.

NOTE 15—AFFILIATE TRANSACTIONS (PREDECESSORS)

  Tahoe Horizon

        In June 2009, TEH and certain of its subsidiaries entered into a Master Restructuring Agreement with CSC and the landlord of its Horizon Casino Resort ("Tahoe Horizon") operations, agreeing to assign the leases, certain related assets, rights and obligations of the Tahoe Horizon operations to affiliates of CSC. Assignment of the leases was approved by the Bankruptcy Court concurrently with the confirmation of the Plan. The terms of the assignment provided for the Company to assign the hotel lease on June 15, 2009, while continuing to operate the casino on a limited basis until CSC or a third party designee was licensed by the Nevada Gaming Commission. In October 2009, the gaming

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 15—AFFILIATE TRANSACTIONS (PREDECESSORS) (Continued)

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

        In 2007, JMBS Casino and CP Vicksburg loaned $5.0 million and $7.0 million, respectively, to TEH. The loans accrued interest at an annual rate of 12.0%. No principal or interest payments were due under these loans until maturity, which was January 1, 2015. Due to the bankruptcy filing in May 2008, the total of these pre-petition loans and accrued interest of $13.1 million is included in liabilities subject to compromise on TEH's accompanying December 31, 2009 condensed balance sheets. Pursuant to the Plan, these loans and accrued interest were discharged on the Effective Date.

  Wimar and Columbia Sussex Corporation

        Wimar Tahoe Corporation ("Wimar"), the Predecessors' ultimate parent, provided various support services through September 2008 which were charged to the Predecessors. The services provided by Wimar to the Predecessors under casino services agreements primarily related to casino operations, employment matters, staffing, marketing, advertising, casino layout, compliance, internal audit and purchasing of gaming related equipment and supplies. The operations of the Predecessors were separate and apart from Wimar. Any costs incurred by Wimar for the benefit of or related to the Predecessors' operations were charged to the Predecessors. Wimar charged the Predecessors its allocated portion of the corporate overhead costs for these services based on the ratio of the Predecessors' net operating revenues to the total aggregate net operating revenue of all casino operations owned by Wimar.

        CSC provided, until April 30, 2009, various administrative and accounting services to the Predecessors under a series of administrative services agreements. In addition, the Predecessors also occasionally bought and sold slot machines and other equipment at net book value from and to subsidiaries of Wimar and CSC.

        The services provided by CSC were primarily related to accounting and administrative services in the areas of accounts payable, cash management, payroll processing, purchasing, human resources, marketing, risk management, tax and accounting. Also, the Predecessors participated in general liability, workers' compensation, property and health insurance programs facilitated by CSC. In addition, certain of the Predecessors adopted CSC's 401(k) pension savings plan. The operations of the Predecessors were separate and apart from CSC. Any costs incurred by CSC for the benefit of or related to the Predecessors' operations were charged to the Predecessors. Effective April 30, 2009, the Predecessors terminated the administrative services agreements with CSC in anticipation of the Plan.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 15—AFFILIATE TRANSACTIONS (PREDECESSORS) (Continued)

  CP Vicksburg

        CP Vicksburg licensed the use of the name "Horizon" from a wholly owned subsidiary of TEH, an affiliate through common ownership. The trademark license agreement term was for ten years, terminating in October 2013 with an annual fee of $12,000. Payments were to be made annually on the anniversary date. The agreement allowed for six ten-year renewals at CP Vicksburg's option. Pursuant to the Plan, on the Effective Date, such costs become intercompany transactions and are eliminated upon consolidation as CP Vicksburg is a subsidiary of the Company.

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

NOTE 16—COMMITMENTS AND CONTINGENCIES

  Leases

  MontBleu Lease

        The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month beginning May 1, 2009, plus 10% of gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent will be equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, or (ii) 10% of gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $9.4 million on the accompanying condensed balance sheets as of September 30, 2010.

  Casino Aztar Land Lease

        The Company leases from the City of Evansville, Indiana approximately four and a half acres of the eight and a half acres on which Casino Aztar is situated. Under the terms of the lease, the Company has the option to extend the lease for up to seven five-year renewal options until November 30, 2040. In March 2010, the Company exercised the second of seven renewal options, which extended the lease term through November 2015. Under the terms of the lease as amended, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent, with a minimum annual rent of no less than $2 million. The percentage rent is equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million, plus 12% of the AGR in excess of $100 million. In addition, the Company must make two prepayments of percentage rent to the City of Evansville for the period between January 2011 and December 2015. The first payment of $5.0 million was paid in April 2010 with the second payment of $5.0 million due no later than December 31, 2010. The Company was also required to pay $3.5 million

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

to the City of Evansville within 30 days after the Effective Date for city development projects, which was paid in April 2010, and has agreed to construct a pedestrian bridge to Casino Aztar, at an estimated cost of approximately $3.0 million, to be completed within three years after the Effective Date.

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

  CP Vicksburg Lease

        CP Vicksburg assumed an agreement with the City of Vicksburg (the "City") that permitted the development of the Company's hotel and casino and provided for ongoing payments to the City. The agreement expires in 2033 and provides that certain parcels of land, primarily including parking, casino dockage and casino entry parcels, revert back to the City upon termination of the agreement. Monthly amounts owed include a fixed annual payment of $563,000, subject to adjustment for changes in the consumer price index (base year 2003), and 1.5% of net revenue, as defined in the agreement (primarily gaming and food and beverage revenues). In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $0.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $0.6 million on the accompanying condensed balance sheets as of September 30, 2010.

  JMBS Casino Lease

        JMBS Casino leases land, buildings and equipment used in its operations, including a lease with the City of Greenville, Mississippi, for rights for land used in connection with JMBS Casino's riverboat gaming operation for moorage, docking and berthing. JMBS Casino's current lease with the City of Greenville terminated in August 2010, but it entered into a new lease agreement with the City of Greenville for the same moorage, docking and berthing rights, the term of which is from September 2010 to August 2020 (with the option of two five-year renewals) with annual rent payments of $420,000.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

  Tropicana Aruba Land Lease

        The Company assumed a land lease in August 2010 for approximately 14 acres of land on which the Tropicana Aruba is situated through July 30, 2051. Under the terms of the land lease, the annual rent is $93,000.

  Other Commitments

  2008 NJSEA Subsidy Agreement

        Effective August 14, 2008, the casinos located in Atlantic City ("Casinos"), including Tropicana AC, executed a new subsidy agreement with New Jersey Sports and Exposition Authority ("NJSEA") for the benefit of the horse racing industry for $30.0 million annually for a three-year period ("2008 NJSEA Subsidy Agreement"). In addition, the NJ Commission adopted regulations effective September 22, 2008 that established procedures by which the Casinos may implement the promotional gaming credit tax deduction. The 2008 NJSEA Subsidy Agreement provides that the Casinos will pay the NJSEA $90.0 million to be used solely for purse enhancements, breeder's purses and expenses to establish off-track wagering facilities which it incurs through 2011. The payments will be made in eleven installments from September 29, 2008 through November 15, 2011 and will total $30.0 million in 2010 and $7.5 million in 2011. Each Casino will pay a share equal to a percentage representing the gross gaming revenue it reported for the prior calendar year compared to that reported by all Casinos for that year. The Company estimates its portion of this industry obligation is approximately 7.9%.

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

        The 2008 NJSEA Subsidy Agreement acknowledges the publicly announced intention of the Governor to, by executive order, create a commission to study and report its recommendations for the long term stability of the horse racing industry to the Governor and the Legislature. In July 2010, Pursuant to Executive Order No. 11, the Governor's Advisory Commission (the "Advisory Commission") issued a report on New Jersey Gaming, Sports and Entertainment (the "Report") which set forth a number of recommendations that would not require outside funding to subsidize the horse racing industry's continued viability and stabilization.

  New Jersey CRDA

        The NJ Commission imposes an annual tax of eight percent on gross casino revenue. Pursuant to legislation adopted in 1984, casino licensees are required to invest an additional one and one-quarter

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

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

  Contingencies

  Tropicana Trademark Litigation

        Certain parties (the "Plaintiffs") affiliated with the new owners of Tropicana Hotel & Casino ("Tropicana LV") filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, against Aztar Corporation ("Aztar") and Tropicana Entertainment, LLC ("TE") originally seeking only a declaratory judgment that Tropicana LV had the right to operate a hotel and casino under the name "Tropicana" without any interference by or payment to Aztar or TE (together, the "Defendants"). The Plaintiffs' complaint sought no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an answer and counterclaim asserting Plaintiffs' use of "Tropicana" infringes upon Defendants' rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada state court, which was granted on January 21, 2010. The parties are currently engaged in discovery.

        During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. Both motions were denied, although the Nevada state court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the trademark as a result of an agreement that is 30 years old. Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could potentially deprive the Company, as successor to TE, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement. In addition, the Company, together with its subsidiary, New Tropicana Holdings, Inc. ("New Tropicana"), and certain affiliates of Icahn Capital LP, as secured lenders to the Company, filed a complaint in the Chapter 11 Cases against the Plaintiffs, seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the "Tropicana" trademark, the Exit Facility lenders have a perfected security interest in that property, and the Nevada state court action, to the extent it seeks to assert ownership over the trademark or question the validity of the security interest, violates the automatic stay. The complaint also demands an injunction against any further efforts by the Plaintiffs to re-litigate the ownership issue, and seeks other remedies on behalf of the Exit Facility lenders. A motion by the Plaintiffs to dismiss the complaint is pending.

        If the Plaintiffs are successful in either court, the Company's right to continued use of the "Tropicana" name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected. In the event the Plaintiffs prevail, they would also have the right to continued use of the "Tropicana" trademark in perpetuity without payment of any royalty or license fee to the Company, and their continued use of the trademark without restriction could dilute the "Tropicana" brand and be detrimental to the Company's future properties that utilize that brand.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

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

  Aztar v. Marsh

        Aztar filed a broker malpractice and breach of contract action in the Superior Court of New Jersey, Atlantic County, on August 12, 2010, against Marsh & McLennan Companies, Marsh, Inc., Marsh USA, Inc. and various fictitious Marsh entities (together, the "Marsh Defendants"). The claim seeks $100 million or more in compensatory damages against the Marsh Defendants, Aztar's risk management and insurance brokers at the time of a 2002 expansion of Tropicana AC by Aztar, including, but not limited to, lost profits, expenses arising from the interruption of operations, attorneys' fees, loss of the use of the insurance proceeds at issue, and litigation expenses resulting from the Marsh Defendants' failure to secure for Aztar business interruption and property damage coverage covering losses sustained by Aztar from the collapse of a parking garage that occurred at Tropicana AC on October 30, 2003. The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the Complaint. Any recovery obtained by Casino Aztar in this action will be recoverable by the Company as the current owner of Tropicana AC.

  Litigation in General

        The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

NOTE 17—STOCKHOLDERS' EQUITY (SUCCESSOR)

  Common Stock

        We are authorized to issue up to 100 million shares of our Common Stock, of which 26,312,500 shares were issued and outstanding as of September 30, 2010. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of our Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to our Common Stock. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of Common Stock is entitled to receive ratably, such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Preferred Stock

        We are authorized to issue up to 10 million shares of our preferred stock, $0.01 par value per share, of which none were issued as of September 30, 2010. The Board of Directors, without further

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 17—STOCKHOLDERS' EQUITY (SUCCESSOR) (Continued)

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

        In addition, pursuant to the terms of the Exit Facility, we issued Penny Warrants to purchase 1,312,500 shares of our Common Stock at a strike price of $0.01 to participating lenders on the Effective Date. The Penny Warrants have a term of 3 months. The Company valued the Penny Warrants using the Black-Scholes option valuation model assuming a life of 0.24 years, a volatility factor of 41% and a risk free rate of 0.16%. The resulting value of $19.5 million is treated as a debt discount and netted against the carrying value of the Exit Facility on the accompanying condensed balance sheet as of September 30, 2010. The discount is amortized at a constant rate applied to the outstanding balance of the Exit Facility with a corresponding increase in non-cash interest expense. During the Successor Period, all 1,312,500 warrants were exercised at $0.01 per share.

  Significant Ownership

        At September 30, 2010, Mr. Icahn indirectly controlled approximately 48.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 18—BASIC AND DILUTED NET INCOME PER SHARE (SUCCESSOR)

        The Company computes net income per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income for the period by the weighted average number of shares outstanding during the period. Diluted EPS is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares include warrants. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive.

        Excluded from the calculation of diluted earnings per share are the Ordinary Warrants to purchase 3,750,000 shares of our common stock as they were out-of-the-money as of September 30, 2010.

NOTE 19—DISCONTINUED OPERATIONS (PREDECESSORS)

        TEH disposed of Tropicana LV, located in Las Vegas, Nevada, during the year ended December 31, 2009. As a result, Tropicana LV was no longer owned or operated by TEH subsequent to June 30, 2009. In addition, TEH assigned the leases and all rights and certain obligations related to Tahoe Horizon located in Lake Tahoe, Nevada, in two phases effective June 15, 2009 and October 16, 2009. As a result, TEH no longer had any involvement with operating Tahoe Horizon subsequent to October 16, 2009. Accordingly, the results of operations of Tropicana LV and Tahoe Horizon are presented as discontinued operations in the condensed statements of operations for the quarter and nine months ended September 30, 2009. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed statements of cash flows.

        Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

	Predecessor
	TEH
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net revenues	$1,076	$54,556
Operating costs and expenses	519	64,089
Impairment charge	—	427,948

Income (loss) from operations	557	(437,481)
Interest expense, net (contractual interest was $4,889)	—	(2,560)
Reorganization items, net	(12)	(1,540)
Gain from disposal of discontinued operations, net	276,912	273,041
Income tax benefit	260	129,711

Gain (loss) from discontinued operations, net	$277,717	$(38,829)

  Impairment Charge in Discontinued Operations, Net

        In accordance with Accounting Standards Codification subtopic 360-10, Property, plant and equipment ("ASC 360-10"), when the Tropicana LV Plan was confirmed on May 5, 2009, and it was determined that Tropicana LV would no longer be owned or operated by TEH, the assets held for sale

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 19—DISCONTINUED OPERATIONS (PREDECESSORS) (Continued)

were reviewed for impairment. TEH recorded an impairment charge during the nine months ended September 30, 2009 of $427.0 million related to the property and equipment at Tropicana LV as it exceeded its estimated fair value.

        In June 2009, TEH assigned the non-gaming assets of the Tahoe Horizon lease to an affiliated of CSC. As a result, in accordance with ASC 360-10, TEH recorded an impairment loss of approximately $0.9 million related to the gaming assets at Tahoe Horizon during the nine months ended September 30, 2009.

  Gain on Disposal of Discontinued Operations, Net

        TEH no longer owned or operated Tropicana LV as of July 1, 2009. As a result, TEH recorded a gain on the disposition of Tropicana LV in the three and nine months ended September 30, 2009 of $276.9 million.

        As a result of the assignment of non-gaming assets of the Tahoe Horizon lease discussed above, TEH recorded $3.9 million in loss on asset disposals related to the non-gaming assets at Tahoe Horizon during the nine months ended September 30, 2009.

  Reorganization Items in Discontinued Operations, Net

        Reorganization items related to discontinued operations represent amounts incurred since the Petition Date as a direct result of the Chapter 11 Cases for Tropicana LV and Tahoe Horizon, and were comprised of the following (in thousands, unaudited):

	Predecessor
	TEH
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Professional fees	$—	$(1,565)
Interest income	—	77
Other	(12)	(52)

Total reorganization items included in loss from discontinued operations, net	$(12)	$(1,540)

NOTE 20—INCOME TAXES

        The Company's effective income tax rate for the three months ended September 30, 2010 and the Successor Period was 76.3% and 117.4%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for both the three months ended September 30, 2010 and the Successor Period was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 20—INCOME TAXES (Continued)

        TEH's effective tax rate for the quarter ended September 30, 2009, the Predecessor Period, and the nine months ended September 30, 2009 was (16.2)%, (1.3)% and (3.3)%, respectively. The difference between the federal statutory rate of 35% and TEH's tax rate for the Predecessor Period was primarily due to reorganization charges for which no tax benefit was recognized. The difference between the federal statutory rate of 35% and TEH's tax rate for the quarter ended September 30, 2009 was primarily due to changes in the Company's valuation allowance. The difference between the federal statutory rate of 35% and TEH's tax rate for the nine months ended September 30, 2009 was primarily due to changes in the Company's valuation allowance and the impairment charge related to the beneficial interest in Trust.

        CP Vicksburg and JMBS Casino were pass-through entities for federal and state income tax purposes. As pass-through entities, the tax attributes of CP Vicksburg and JMBS Casino would pass through to its members who owed any related income taxes. As a result, no provision for income taxes was recorded in the accompanying financial statements for CP Vicksburg and JMBS Casino.

NOTE 21—SEGMENT INFORMATION

        The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, (iv) South and (v) Corporate and other. The Company uses operating income to compare operating results among its segments and allocate resources. The following table highlights by segment our net revenues and operating income

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 21—SEGMENT INFORMATION (Continued)

(loss), and reconciles operating income (loss) to loss from continuing operations before income taxes for the quarters ended September 30, 2010 and 2009 (in thousands, unaudited):

	Successor	Predecessors
		Three months ended September 30, 2009
	Three months ended September 30, 2010	TEH	CP Vicksburg	JMBS Casino
Net revenues:
East	$86,105	$—	$—	$—
Central	31,768	30,631	—	—
West	34,440	38,367	—	—
South	25,500	22,049	2,939	3,497
Corporate and other	103	—	—	—

Total net revenues	$177,916	$91,047	$2,939	$3,497

Operating income (loss):
East	$8,705	$—	$—	$—
Central	5,809	4,370	—	—
West	2,642	(639)	—	—
South	655	2,015	(1,501)	(24)
Corporate and other	(3,801)	(5,311)	—	—

Total operating income (loss)	$14,010	$435	$(1,501)	$(24)

Reconciliation of operating income (loss) to income (loss) from continuing operations before income taxes:
Operating income (loss)	$14,010	$435	$(1,501)	$(24)
Interest expense	(8,239)	(3,654)	—	—
Interest income	281	—	65	125
Reorganization items, net	—	(3,087)	(21)	(13)

Income (loss) from continuing operations before income taxes	$6,052	$(6,306)	$(1,457)	$88

        The following table highlights by segment our net revenues and operating income (loss), and reconciles operating income (loss) to income (loss) from continuing operations before income taxes for

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 21—SEGMENT INFORMATION (Continued)

the Successor Period, the Predecessor Period and the nine months ended September 30, 2009 (in thousands, unaudited):

	Successor	Predecessors
		Period January 1, 2010 through March 7, 2010			Nine Months Ended September 30, 2009
	Period March 8, 2010 through September 30, 2010	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Net revenues:
East	$183,401	$—	$—	$—	$—	$—	$—
Central	69,876	22,432	—	—	91,083	—	—
West	75,137	25,999	—	—	114,895	—	—
South	59,385	16,043	1,271	3,552	73,621	10,515	12,226
Corporate and other	142	45	—	—	3	—	—

Total net revenues	$387,941	$64,519	$1,271	$3,552	$279,602	$10,515	$12,226

Operating income (loss):
East	$13,303	$—	$—	$—	$—	$—	$—
Central	12,641	4,691	—	—	13,370	—	—
West	4,528	1,731	—	—	(242)	—	—
South	3,274	2,603	(874)	933	11,492	(3,415)	919
Corporate and other	(12,671)	(4,604)	—	—	(17,820)	—	—
Impairment of beneficial interest in Trust	—	—	—	—	(154,300)	—	—

Total operating income (loss)	$21,075	$4,421	$(874)	$933	$(147,500)	$(3,415)	$919

Reconciliation of operating income (loss) to income (loss) from continuing operations before income taxes:
Operating income (loss)	$21,075	$4,421	$(874)	$933	$(147,500)	$(3,415)	$919
Interest expense	(18,545)	(2,005)	—	(2)	(10,996)	(5)	—
Interest income	552	11	40	103	—	186	292
Loss related to guarantee of affiliate debt	—	—	—	—	—	(8,010)	(8,010)
Reorganization items, net	—	2,093,098	2,288,185	2,266,609	(22,819)	(44)	(31)

Income (loss) from continuing operations before income taxes	$3,082	$2,095,525	$2,287,351	$2,267,643	$(181,315)	$(11,288)	$(6,830)

	Successor	Predecessors
		December 31, 2009
	September 30, 2010	TEH	CP Vicksburg	JMBS Casino
Assets by segment:
East	$366,783	$—	$—	$—
Central	163,193	207,646	—	—
West	116,906	265,277	—	—
South	124,322	137,127	16,731	34,969
Corporate and other	139,895	208,162	—	—

Total assets	$911,099	$818,212	$16,731	$34,969

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 22—SUBSEQUENT EVENTS

        We have evaluated all activity of the Company through the date the condensed financial statements were issued, and concluded that no material subsequent events would require recognition in the condensed financial statements or disclosure in the notes to the condensed financial statements other than discussed below.

        On October 28, 2010, the Merger became effective upon the Mississippi Gaming Commission's approval of the Merger. As a result, Greenville Riverboat was merged with and into Lighthouse, with Lighthouse as the surviving company.

        On October 29, 2010, Scott C. Butera notified the Company of his intention to resign from his position as President and Chief Executive Officer and from the Board of Directors of Tropicana Entertainment Inc. As a result, Mr. Butera's employment agreement with the Company will terminate on the date that Mr. Butera's resignation becomes effective. Mr. Butera has agreed to continue his current position for a transition period and until a replacement has been identified by the Board of Directors.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating plans, our competition, financing, revenues, tax benefits, our beliefs regarding the sufficiency of our existing cash and credit sources, including our Exit Facility and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Background

        We are a Delaware corporation that was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). We also acquired Columbia Properties Vicksburg, LLC ("CP Vicksburg"), JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC all of whom were part of the same plan of reorganization (the "Plan") as TEH (collectively, the "Predecessors"). Except where the context suggests otherwise, the terms "we," "us," "our," and "the Company" refer to Tropicana Entertainment Inc. and its subsidiaries.

        In addition, we acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, including the Tropicana Casino and Resort, Atlantic City ("Tropicana AC"). The results of operations of Tropicana AC are not presented for the Predecessor Period (as defined below). The results of operations of Tropicana AC are included in the Successor Period (as defined below).

        The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time we acquired Adamar and several of the Predecessors' gaming properties and related assets. Prior to March 8, 2010, we conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.

        Upon the Effective Date and following the completion of the Restructuring Transactions, we adopted fresh-start reporting in accordance with accounting guidance on reorganizations. As a result, the value of the Predecessors' assets, including intangible assets and liabilities have been adjusted to their estimated fair values on our condensed balance sheet. In accordance with accounting guidance for business combinations, the allocation is subject to additional adjustments within one year from the Effective Date as improved information on asset and liability valuations becomes available.

        The historical financial results of the Predecessors and Adamar are not indicative of our current financial condition or our future results of operations following the Effective Date. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

        On August 31, 2010 the Company, through its subsidiary New Tropicana Opco, Inc., purchased all of the issued and outstanding shares of capital stock of Tropicana Entertainment Cayman Holdings Co. Ltd., formerly known as Icahn Fund Sub 1D Ltd. ("Cayman Company"), a Cayman Islands exempt company with limited liability, for a total purchase price of approximately $12.0 million. Cayman Company was an entity controlled by Carl C. Icahn, Chairman of our Board of Directors. Pursuant to the Securities Purchase Agreement, the Company indirectly acquired all of the membership interests of Cayman Company's wholly owned subsidiary Abura Development Corp. VBA, a limited liability company created and existing under the laws of Aruba, Netherlands Antilles, which in June 2010 acquired out of bankruptcy The Aruban Resort & Casino at Eagle Beach, an approximately 360-unit timeshare casino resort in Aruba, including the unsold fractional timeshares attached to such property, a temporary casino currently not in operation and an unfinished permanent casino structure. The Company will rename the property Tropicana Aruba Resort & Casino ("Tropicana Aruba"). We are operating the time share facilities, intend to open a temporary casino at the end of this year and are currently developing a permanent casino, which is expected to be fully operational in early 2013.

Presentation

        References in this Quarterly Report on Form 10-Q to "Successor" refer to the Company on or after March 8, 2010, after giving effect to (i) the issuance of 12,098,053 shares of common stock ($0.01 par value per share, the "Common Stock") and warrants to purchase an additional 3,750,000 shares of our Common Stock (the "Ordinary Warrants") in accordance with the Plan, (ii) the entering into our credit facility in an aggregate principal amount of $150 million (the "Exit Facility") in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of our Common Stock at $.01 per share (the "Penny Warrants"), (iii) the application of fresh-start reporting and (iv) the issuance of 12,901,947 shares of Common Stock related to the acquisition of Tropicana AC. References to "Predecessors" refer to the Predecessors prior to March 8, 2010.

        Due to the adoption of fresh-start reporting on March 8, 2010, the accompanying condensed statements of operations and cash flows for the nine months ended September 30, 2010 are presented for two periods: January 1, 2010 through March 7, 2010 (the "Predecessor Period") for each of the Predecessors, and March 8, 2010 through September 30, 2010 (the "Successor Period") for the Company. The Predecessor Period reflects the historical accounting basis in the Predecessors' assets and liabilities, while the Successor Period reflects the assets and liabilities at fair value by allocating the Company's enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

        Because we conducted no business prior to March 8, 2010, we have presented the results of the Predecessors for the three and nine months ended September 30, 2009 for comparison purposes. We refer to the Predecessors' prior year periods as "2009 Combined," derived from the summation of the results of the three Predecessors for the applicable periods. We refer to our nine months ended September 30, 2010 results as "2010 Combined," derived from the summation of the results of TEI for the Successor Period and the three Predecessors for the Predecessor Period. The application of fresh-start reporting did not materially affect the Company's continuing operations; however the 2010 Combined and 2009 Combined periods may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation and amortization and interest expense. The combined presentation does not comply with generally accepted accounting principles in the United States ("GAAP") or with the rules of the Securities and Exchange Commission (the "SEC") for

pro forma presentation; however, it is presented because we believe it is the most meaningful comparison of our results between periods.

Overview

        We currently own and operate a diversified, multi-jurisdictional collection of casino gaming properties. As of September 30, 2010, our properties collectively included approximately 427,650 square feet of gaming space with 8,736 slot machines, 285 table games and 6,232 hotel rooms. The casino facilities we currently operate include three casinos in Nevada, three casinos in Mississippi, one casino in each of Indiana, Louisiana and New Jersey and a casino resort development in Aruba.

        We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, (iv) South and (v) Corporate and other. Our operations after March 8, 2010, by region include the following:

  •
  East—Tropicana AC located in Atlantic City, New Jersey;

  •
  Central—Casino Aztar Evansville ("Casino Aztar") located in Evansville, Indiana;

  •
  West—Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") located in Laughlin, Nevada; River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada; and MontBleu Casino Resort & Spa ("MontBleu") located in South Lake Tahoe, Nevada;

  •
  South—Belle of Baton Rouge located in Baton Rouge, Louisiana; Bayou Caddy's Jubilee Casino ("Jubilee") located in Greenville, Mississippi; Lighthouse Point Casino ("Lighthouse Point") located in Greenville, Mississippi; and Horizon Vicksburg Casino ("Horizon Vicksburg") located in Vicksburg, Mississippi; and

  •
  Corporate and other—Corporate overhead and Tropicana Aruba located in Noord, Aruba and acquired on August 31, 2010.

        On September 10, 2010, Greenville Riverboat, LLC ("Greenville Riverboat") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lighthouse Point, LLC ("Lighthouse"), a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement Greenville Riverboat merged with and into Lighthouse, with Lighthouse as the surviving company (the "Merger"). Upon consummation of the Merger, which occurred on October 28, 2010 immediately following Mississippi Gaming Commission approval, Lighthouse became the owner of the property and other assets associated with the operation of Lighthouse Point. Under the Merger Agreement, the minority owner of Greenville Riverboat (the "Minority Owner") is entitled to receive $2.5 million, subject to the exercise of its appraisal rights. The Minority Owner exercised appraisal rights with respect to the Merger under Mississippi law and therefore may be entitled to additional payment for its minority interest.

        Our financial results are highly dependent upon the number of customers that we attract to our facilities and the amounts those customers spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the discretionary income of our customers, competitive factors, gaming tax increases and other regulatory changes, the opening of new gaming operations, the negative impact the Predecessors' bankruptcy filings had on our facilities, our ability to reinvest in our properties, increased costs in connection with the rejection of certain pre-petition contracts, potential future exposure for liabilities of the Predecessors that we assumed, our limited operating history, and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Historically, our operating results are the strongest in the third quarter and the weakest in the fourth quarter. In addition, favorable weather and long-weekend holidays affect our operating results.

        Revenues are one of our main performance indicators with more than 85% of net revenues generated from casino operations. Casino revenues represent the difference between wins and losses from gaming activities such as slot machines and table games. Most of our revenues are cash-based, through customers wagering with cash or chips or paying for non-gaming services with cash or credit cards, and therefore are not subject to any significant or complex estimation. As a result, fluctuations in net revenues have a direct impact on cash flows from operating activities. Other performance indicators include hotel occupancy, which is a volume indicator for hotels, and the average daily rate, which is a price indicator for the amount customers paid for hotel rooms.

        The following significant factors and trends should be considered in analyzing our operating performance:

  •
  Tropicana AC.  We acquired Tropicana AC on March 8, 2010 and its operating results are included only from the Effective Date.

  •
  Fresh-Start Reporting.  As noted above, we adopted fresh-start reporting on March 8, 2010 and as a result our results of operations are not comparable to those of the Predecessors. In particular, the assets and liabilities of the Predecessors have been adjusted to fair value and certain assets and liabilities not previously recognized in the Predecessors' financial statements have been recognized under fresh-start reporting. The most significant changes are in depreciation and amortization as we recorded our property and equipment at their estimated fair values upon the Effective Date. Depreciation and amortization expense for the Successor Period was $24.9 million.

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

  •
  Impairment Loss—On December 12, 2007, the New Jersey Casino Control Commission ("NJ Commission") denied the application of TEH to be found qualified to be a holding company of Adamar, including Tropicana AC. Prior to the Effective Date and as a result of the actions taken on December 12, 2007 by the NJ Commission, TEH determined that Tropicana AC should not be consolidated subsequent to December 12, 2007. TEH thereafter accounted for its interest in Tropicana AC, held by the interim casino authorization trust (the "ICA Trust"), under the cost method. TEH's cost basis was then adjusted to fair value in accordance with accounting guidance related to accounting for certain investments in debt and equity securities. Under the accounting guidance related to the meaning of other-than-temporary impairment and its application to certain investments, cost basis investments such as our beneficial interest in Trust were evaluated for impairment under a process that results in an impairment charge reducing the cost basis to fair value when other-than-temporary impairment exists. The estimated fair value of the beneficial interest in Trust declined to $200.0 million at September 30, 2009 which was based on the $200 million credit bid by the lenders under the Senior Credit Facility (the "Credit Facility") comprised of a $1.53 billion senior secured term loan and a $90 million senior secured revolving credit facility entered into in January 2007, resulting in impairment charges at TEH of $154.3 million during the three and nine months ended September 30, 2009.

  •
  Debt and Interest Expense.  On December 29, 2009, we entered into the Exit Facility, which consists of (i) a $130 million senior secured term loan credit facility issued at a discount of 7%

    (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility"). The Exit Facility matures on March 8, 2013. The Term Loan Facility requires principal payments of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility does not generally require principal payments prior to the Maturity Date. On the Effective Date, the proceeds of the Exit Facility were used to repay certain indebtedness, including the Predecessors $65 million post-petition, debtor-in-possession financing (the "DIP Credit Facility"), to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. As a result of entering into the Exit Facility, our interest expense was $8.2 million and $18.5 million for the three months ended September 30, 2010 and the Successor Period, respectively. The Exit Facility is guaranteed by substantially all our existing and future subsidiaries.

Three Months ended September 30, 2010 compared to Three Months Ended September 30, 2009

        The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Successor(a)	Predecessor(a)
	Three Months ended September 30, 2010	Three Months ended September 30, 2009
	TEI	TEH	CP Vicksburg	JMBS Casino
Net revenues:
East	$86,105	$—	$—	$—
Central	31,768	30,631	—	—
West	34,440	38,367	—	—
South	25,500	22,049	2,939	3,497
Corporate and other	103	—	—	—

Total net revenues	$177,916	$91,047	$2,939	$3,497

Operating income (loss):
East	$8,705	$—	$—	$—
Central	5,809	4,370	—	—
West	2,642	(639)	—	—
South	655	2,015	(1,501)	(24)
Corporate and other	(3,801)	(5,311)	—	—

Total operating income (loss)	$14,010	$435	$(1,501)	$(24)

Operating income (loss) margin(b):
East	10.1%	n/a	n/a	n/a
Central	18.3%	14.3%	n/a	n/a
West	7.7%	(1.7)%	n/a	n/a
South	2.6%	9.1%	(51.1)%	0.7%
Total operating income (loss) margin	7.9%	0.5%	(51.1)%	0.7%

(a)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly for results related to depreciation, amortization and interest expense.

(b)
Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

        The following table presents detail of our net revenues (in thousands):

	Successor(c)	Predecessor(c)
	Three Months ended September 30, 2010	Three Months ended September 30, 2009
	TEI	TEH	CP Vicksburg	JMBS Casino
Revenues:
Casino	$159,790	$76,967	$2,603	$3,367
Room	30,843	11,249	225	101
Food and beverage	25,141	14,458	157	97
Other	7,103	2,572	56	44

Gross revenues	222,877	105,246	3,041	3,609
Less promotional allowances	(44,961)	(14,199)	(102)	(112)

Net revenues	$177,916	$91,047	$2,939	$3,497

(c)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010.

  Net Revenues

        In the East region, net revenues were $86.1 million for the three months ended September 30, 2010, all of which were attributable to the acquisition of Tropicana AC. The 2009 Combined three month period does not include the results of operations of Tropicana AC. The Atlantic City market experienced year over year declines in casino revenue of 9.2% in the three months ended September 30, 2010.

        In the Central region, net revenues were $31.8 million for the three months ended September 30, 2010, an increase over the 2009 Combined three month period due to a 0.4 point increase in the slot hold percent as well as a 0.7 point increase in the occupancy rate at our property to 81.3%. The average daily room rate at our Central region property was $77 for the three months ended September 30, 2010, a 4.9% increase over the 2009 Combined three month period. New slot product and marketing initiatives at Casino Aztar have shown a positive result for the Central region.

        In the West region, net revenues were $34.4 million for the three months ended September 30, 2010, a decrease of 10.2% compared to the 2009 Combined three month period. The decrease was primarily driven by a 16.8% decline in slot volumes for the West region. Net revenues in the West region continue to be negatively impacted by the deterioration of casino revenue in the Laughlin and South Lake Tahoe markets resulting from the continuing economic slowdown and reduced consumer discretionary spending. Based on the most recent market data available, the Laughlin market as a whole witnessed a third quarter of 2010 decline in casino revenue of 2.9% compared to the third quarter of 2009. The occupancy rate for the three months ended September 30, 2010 at our properties in the West region was 71.3%, a 2.6 point increase from the 2009 Combined three month period. The average daily room rate for the West region was $40 for the three months ended September 30, 2010, an 8.3% decline over the 2009 Combined three month period, which is attributable to MontBleu's decline in room rates in an effort to increase occupancy.

        In the South region, net revenues were $25.5 million for the three months ended September 30, 2010, a decrease of 10.5% compared to the 2009 Combined three month period. The decline was driven by an 11.2% decrease in slot volumes and a 24.4% decrease in table games volume. The decline in net revenues in the South region was attributable to the Belle of Baton Rouge and Horizon

Vicksburg, where decreases were the result of the continuing economic slowdown and reduced consumer discretionary spending. The Belle of Baton Rouge results were also negatively impacted due to an increase in promotional allowances in the three months ended September 30, 2010. The decrease at Horizon Vicksburg was primarily attributable to lower visitation to our property. In addition, consistent with the cost efficiency efforts mentioned above, the buffet was closed and table game operations were eliminated at Horizon Vicksburg in the fourth quarter of 2009, which also negatively impacted revenues. However, table game operations at Horizon Vicksburg resumed at the end of August 2010. The occupancy rate for the three months ended September 30, 2010 at our properties in the South region was 48.9%, a 1.7 point increase from the 2009 Combined three month period. The average daily room rate for the South region was $45 for the three months ended September 30, 2010, a 33.3% decline from the 2009 Combined three month period resulting from the re-branding of the hotel at the Belle of Baton Rouge.

  Operating Income

        In the East region, the three months ended September 30, 2010 includes operating income of $8.7 million attributable to Tropicana AC, which is not included in the 2009 Combined three month period. In the Central, West and South regions, operating income for the three months ended September 30, 2010 was $5.8 million, $2.6 million and $0.7 million, respectively, an improvement from the 2009 Combined three month period. These increases related to decreased depreciation and amortization expense at our properties in the Central, West and South due to the valuation of our fixed assets under fresh-start reporting. Excluding depreciation and amortization expense, the operating income for the South region decreased in the three months ended September 30, 2010 compared to the 2009 Combined three month period due to the continued weak economic conditions while the operating income for the West region remained flat. In addition, Corporate and other expenses were $3.8 million for the three months ended September 30, 2010, a 28.4% decrease from the 2009 Combined three month period due in part to a reduction of outside professional fees in addition to the favorable settlement of certain bankruptcy related claims.

  Interest Expense

        Interest expense for the three months ended September 30, 2010 was $8.2 million. The interest expense was related to our Exit Facility, which was funded on March 8, 2010 and bears interest at 15% per annum and was issued at a 7% discount. Cash paid for interest expense was $5.0 million for the three months ended September 30, 2010. Interest expense for TEH for the three months ended September 30, 2009 was $3.7 million, related to the Predecessors' DIP Credit Facility.

  Income Taxes

        Income tax expense was $4.6 million for the three months ended September 30, 2010 and our effective income tax rate was 76.3%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended September 30, 2010 was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.

        TEH's effective income tax rate for the three months ended September 30, 2009 was (16.2)%. The difference between the federal statutory rate of 35% and TEH's effective income tax rate for the three months ended September 30, 2009 was primarily due to changes in TEH's valuation allowance.

  Discontinued Operations

        TEH disposed of Tropicana Hotel & Casino ("Tropicana LV") located in Las Vegas, Nevada on July 1, 2009. In addition, TEH assigned the leases and all rights and certain obligations related to

Horizon Casino Resort ("Tahoe Horizon") located in Lake Tahoe, Nevada in two phases, effective June 15, 2009 and October 16, 2009. Accordingly, the results of operations of Tropicana LV and Tahoe Horizon are presented as discontinued operations in the condensed statements of operations for the three and nine months ended September 30, 2009. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed statements of cash flows for the three months ended September 30, 2009.

        In accordance with accounting guidance for the impairment or disposal of long-lived assets, when the Tropicana LV plan of reorganization was confirmed on May 5, 2009 and it was determined that Tropicana LV would no longer be owned or operated by TEH, the assets held for sale were reviewed for impairment. TEH recorded an impairment charge during the nine months ended September 30, 2009 of approximately $427.0 million, which is included in discontinued operations related to the property and equipment at Tropicana LV as the assets held for sale exceeded their estimated fair value.

  Net Income (Loss)

        Net income for the three months ended September 30, 2010 was $1.5 million, which was impacted by the continued weakened economy offset by the acquisition of Tropicana AC.

        Net income for the three months ended September 30, 2009 was $269.4 million for TEH, which included a gain from discontinued operations of $277.7 million and net expenses of $3.1 million related to reorganization items. CP Vicksburg's net loss for the three months ended September 30, 2009 was $1.5 million. JMBS Casino's net income for the three months ended September 30, 2009 was $0.1 million.

Nine Months ended September 30, 2010 compared to Nine Months Ended September 30, 2009

        The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Successor(a)	Predecessor(a)			Predecessor(a)
	Period from March 8, 2010 through September 30, 2010	Period from January 1, 2010 through March 7, 2010			Nine Months ended September 30, 2009
	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Net revenues:
East	$183,401	$—	$—	$—	$—	$—	$—
Central	69,876	22,432	—	—	91,083	—	—
West	75,137	25,999	—	—	114,895	—	—
South	59,385	16,043	1,271	3,552	73,621	10,515	12,226
Corporate and other	142	45	—	—	3	—	—

Total net revenues	$387,941	$64,519	$1,271	$3,552	$279,602	$10,515	$12,266

Operating income (loss):
East	$13,303	$—	$—	$—	$—	$—	$—
Central	12,641	4,691	—	—	13,370	—	—
West	4,528	1,731	—	—	(242)	—	—
South	3,274	2,603	(874)	933	11,492	(3,415)	919
Corporate and other	(12,671)	(4,604)	—	—	(17,820)	—	—
Impairment of beneficial interest in Trust	—	—	—	—	(154,300)	—	—

Total operating income (loss)	$21,075	$4,421	$(874)	$933	$(147,500)	$(3,415)	$919

Operating income (loss) margin(b):
East	7.3%	n/a	n/a	n/a	n/a	n/a	n/a
Central	18.1%	20.9%	n/a	n/a	14.7%	n/a	n/a
West	6.0%	6.7%	n/a	n/a	(0.2)%	n/a	n/a
South	5.5%	16.2%	(68.8)%	26.3%	15.6%	(32.5)%	7.5%
Total operating income (loss) margin	5.4%	6.9%	(68.8)%	26.3%	(52.8)%	(32.5)%	7.5%

(a)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly for results related to depreciation, amortization and interest expense.

(b)
Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

        The following table presents detail of our net revenues (in thousands):

	Successor(c)	Predecessor(c)			Predecessor(c)
	Period from March 8, 2010 through September 30, 2010	Period from January 1, 2010 through March 7, 2010			Nine Months ended September 30, 2009
	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Revenues:
Casino	$347,249	$55,416	$1,189	$3,498	$239,327	$9,414	$12,413
Rooms	64,633	7,101	86	45	32,918	745	253
Food and beverage	53,854	9,306	75	78	45,114	811	296
Other	15,540	1,559	16	30	7,652	223	151

Gross revenues	481,276	73,382	1,366	3,651	325,011	11,193	13,113
Less promotional allowances	(93,335)	(8,863)	(95)	(99)	(45,409)	(678)	(887)

Total net revenues	$387,941	$64,519	$1,271	$3,552	$279,602	$10,515	$12,226

(c)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010.

  Net Revenues

        In the East region, net revenues were $183.4 million for the Successor Period, all of which were attributable to the acquisition of Tropicana AC. The 2009 Combined nine month period does not include the results of operations of Tropicana AC. For the nine months ended September 30, 2010, the Atlantic City market experienced a year over year decline in casino revenue of 8.7%.

        In the Central region, net revenues for the 2010 Combined nine month period increased 1.3% when compared to the 2009 Combined nine month period primarily due to a 0.6 point increase in the slot hold percent. New slot product and marketing initiatives at Casino Aztar have shown a positive result for the Central region. The occupancy rate for the 2010 Combined nine month period at our property was 76.3%, a 0.3 point increase from the 2009 Combined nine month period. The average daily room rate at our property was $77 for the 2010 Combined nine month period, a 5.0% increase over the 2009 Combined nine month period.

        In the West region, net revenues for the 2010 Combined nine month period were 12.0% lower than the 2009 Combined nine month period. This decrease was driven by an 18.5% decline in slot volumes, a 12.9% decline in table game volumes and an 8.6 point decline in the occupancy rate for the 2010 Combined nine month period compared to the 2009 Combined nine month period. Net revenues in the West region continue to be negatively impacted by the deterioration of casino revenue in the Laughlin and South Lake Tahoe markets resulting from the continuing economic slowdown and reduced consumer discretionary spending. Based on the most recent market data available, the Laughlin market as a whole witnessed a decline in casino revenue of 4.3% for the nine months ended September 30, 2010 when compared to the first nine months of 2009. For the nine months ended September 30, 2010, the South Lake Tahoe market experienced a decline in casino revenue of 5.1% compared to the first nine months of 2009. The average daily room rate for the West region was $41 for the 2010 Combined nine month period, a 2.1% increase over the 2009 Combined nine month period, which is attributable to a focus on maintaining room rates despite the decreased occupancy rates.

        In the South region, net revenues for the 2010 Combined nine month period were 16.7% lower than the 2009 Combined nine month period. This decrease is driven by an 18.9% decline in slot volumes, a 25.3% decline in table game volumes and 5.4 point decline in the occupancy rate for the

2010 Combined nine month period compared to the 2009 Combined nine month period. The decline in net revenues in the South region was primarily attributable to decreases in net revenues at Belle of Baton Rouge and Horizon Vicksburg resulting from the continuing economic slowdown and reduced consumer discretionary spending. Belle of Baton Rouge results were negatively impacted due to an overall market decline in casino revenue of 11.7% in the 2010 Combined nine month period compared to the first nine months of 2009. The decrease at Horizon Vicksburg was primarily attributable to lower visitation to our property. In addition, consistent with the cost efficiency efforts mentioned above, the buffet was closed and table game operations were eliminated at Horizon Vicksburg in the fourth quarter of 2009, which also negatively impacted revenues. However, table game operations at Horizon Vicksburg resumed at the end of August 2010. The average daily room rate for the South region was $61 for the 2010 Combined nine month period, a 20.4% decline from the 2009 Combined nine month period. This decline is primarily attributable to the effects of the re-branding of the hotel at our Belle of Baton Rouge property.

  Operating Income

        In the East region, the Successor Period includes operating income of $13.3 million attributable to Tropicana AC. In the Central and West regions, operating income for the 2010 Combined nine month period improved compared to the 2009 Combined nine month period, however these improvements were partially offset by decreases in the South region. Depreciation and amortization expense for our properties in the Central, West and South regions decreased due to the valuation of our fixed assets under fresh-start reporting. For both the West and South regions, excluding depreciation and amortization expense, the operating results for the 2010 Combined nine month period decreased 8.0% and 26.1%, respectively, compared to the 2009 Combined nine month period due to continued weak economic conditions. In the Central region, Casino Aztar had lower rental expense and property taxes in the 2010 Combined nine month period resulting in a 7.4% improvement in operating income, excluding depreciation and amortization expense. In addition, Corporate and other expenses decreased $0.5 million in the Successor Period compared to the 2009 Combined nine month period.

        An impairment charge of $154.3 million was recognized at TEH during the nine months ended September 30, 2009 to reduce the cost basis investment in the beneficial interest in Trust to its fair value. The estimated fair value of the beneficial interest in Trust declined to $200.0 million at September 30, 2009, which was based on the $200 million credit bid by the lenders under the Credit Facility.

  Interest Expense

        Interest expense for the Successor Period was $18.5 million. The interest expense was related to our Exit Facility, which was funded on March 8, 2010 and bears interest at 15% per annum and was issued at a 7% discount. Cash paid for interest expense was $11.3 million for the Successor Period. TEH's interest expense for the Predecessor Period was $2.0 million related to the Predecessors' DIP Credit Facility and cash paid for interest was $2.0 million for the same period. For the nine months ended September 30, 2009, TEH's interest expense of $11.0 million was related to the Predecessors' DIP Credit Facility.

  Income Taxes

        Income tax expense was $3.6 million for the Successor Period and our effective income tax rate was 117.4%. The difference between the federal statutory rate of 35% and the effective tax rate for the Successor Period was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences. TEH's income tax benefit was $26.7 million for the Predecessor Period and the effective income tax rate was (1.3)%. The difference between the federal statutory rate of 35% and the effective tax rate for Predecessor Period was primarily due to reorganization charges at TEH, for which no tax benefit was recognized. For the nine months ended September 30, 2009, TEH's effective income tax rate was (3.3)%. The difference between the federal statutory rate of 35% and TEH's effective income tax rate for the nine months ended September 30, 2009 was primarily due to changes in TEH's valuation allowance and the impairment charge related to the beneficial interest in Trust.

  Discontinued Operations

        TEH disposed of Tropicana LV located in Las Vegas, Nevada on July 1, 2009. In addition, TEH assigned the leases and all rights and certain obligations related to Tahoe Horizon located in Lake Tahoe, Nevada in two phases effective June 15, 2009 and October 16, 2009. As a result, TEH no longer had any involvement with operating Tahoe Horizon subsequent to October 16, 2009. Accordingly, the results of operations of Tropicana LV and Tahoe Horizon are presented as discontinued operations in the condensed statements of operations for the three and nine months ended September 30, 2009. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed statements of cash flows.

        In accordance with accounting guidance for the impairment or disposal of long-lived assets, when the Tropicana LV plan of reorganization was confirmed on May 5, 2009 and it was determined that Tropicana LV would no longer be owned or operated by TEH, the assets held for sale were reviewed for impairment. TEH recorded an impairment charge during the nine months ended September 30, 2009 of approximately $427.0 million, which is included in discontinued operations related to the property and equipment at Tropicana LV as the assets held for sale exceeded their estimated fair value. In addition, depreciation and amortization related to the Tropicana LV assets ceased on May 5, 2009, as the assets were classified as held for sale.

  Net Income (Loss)

        Net loss for the Successor Period was $0.4 million.

        Net income for the Predecessor Period was $2.1 billion for TEH, which was impacted by a net gain of $2.1 billion related to reorganization items as a result of the discharge of debt and liabilities subject to compromise. Net loss for TEH for the nine months ended September 30, 2009 was $229.3 million, which included an impairment charge of $154.0 million, loss from discontinued operations of $38.8 million and net expenses of $22.8 million related to reorganization items.

        Net income for the Predecessor Period was $2.3 billion for CP Vicksburg, which was impacted by a net gain of $2.3 billion related to reorganization items as a result of the discharge of debt and liabilities subject to compromise. Net loss for CP Vicksburg for the nine months ended September 30, 2009 was $11.3 million, including an $8.0 million loss related to the guarantee of affiliate debt.

        Net income for the Predecessor Period was $2.3 billion for JMBS Casino, which was impacted by a net gain of $2.3 billion related to reorganization items as a result of the discharge of debt and liabilities subject to compromise. Net loss for JMBS Casino for the nine months ended September 30, 2009 was $6.8 million, including an $8.0 million loss related to the guarantee of affiliate debt.

Liquidity and Capital Resources

        Our cash flows are and will continue to be affected by a variety of factors, many of which are outside of our control, including regulatory issues, competition, financial markets and other general business conditions. On the Effective Date, we repaid the Predecessors' DIP Credit Facility with the Exit Facility as discussed below. We believe that we will have sufficient liquidity through anticipated borrowing availability, available cash, trade credit and cash flow from our properties to fund our cash requirements and capital expenditures for at least twelve months. We will endeavor to fund capital expenditures for maintenance of our properties through future improvements in operating results and increased borrowing availability for at least twelve months. However, we cannot provide assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations as our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions. In addition, we continually evaluate our financing needs and we may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

        The following table summarizes our cash flows (in thousands):

	Successor(a)	Predecessor(a)			Predecessor(a)
	Period from March 8, 2010 through September 30, 2010	Period from January 1, 2010 through March 7, 2010			Nine Months ended September 30, 2009
	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Cash Flow Information:
Net cash provided by (used in) operating activities	$30,323	$1,923	$6	$1,000	$(26,549)	$(1,111)	$1,666
Net cash (used in) provided by investing activities	(22,440)	(1,057)	3	(11)	(6,807)	(475)	(239)
Net cash (used in) provided by financing activities	(3,098)	38,014	—	—	735	—	—

Net increase (decrease) in cash and cash equivalents	$4,785	$38,880	$9	$989	$(32,621)	$(1,586)	$1,427

(a)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

        For the Successor Period net cash provided by (used in) operating activities include the results of Tropicana AC. Cash paid for interest expenses was $11.3 million and $2.0 million for the Successor Period and Predecessor Period, respectively. In the nine months ended September 30, 2009, TEH's cash paid for interest was $18.2 million. Interest expense in the Predecessor Period and 2009 Combined nine month period is related to the DIP Credit Facility which had an interest rate of 13.3% on an outstanding balance of $65.2 million, which was repaid in full on March 8, 2010. In addition, TEH paid approximately $26.5 million in reorganization items as a result of the Chapter 11 Cases during the nine months ended September 30, 2009.

        Net cash used in investing activities consists primarily of $10.9 million for capital expenditures in addition to $11.8 million (net of cash acquired) for the Tropicana Aruba acquisition in the Successor Period. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures in 2010 Combined nine month period were higher than 2009 Combined nine month period due to capital expenditures at Tropicana AC, which was not included in the 2009 Combined nine month period.

        Net cash used in financing activities in the Successor period consists primarily of a payment made into an escrow account with the City of Evansville for city development projects in accordance with Casino Aztar's lease terms. Other items include amounts related to the repayment of debt and proceeds from the exercise of the Penny Warrants. In TEH's Predecessor Period, net cash provided by financing activities consisted of $120.9 million of net proceeds from the Exit Facility which was used to repay certain indebtedness, including $65.2 million related to the DIP Credit Facility, to pay

Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay $1.5 million for fees and expenses related to the Exit Facility and for other general corporate purposes.

  Exit Facility

        On December 29, 2009, we entered into agreements for the Exit Facility, which consists of (i) the $130 million Term Loan Facility and (ii) the $20 million Revolving Facility. The Exit Facility was funded on the Effective Date and matures on March 8, 2013. The Term Loan requires mandatory principal amortization of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility requires no mandatory borrowing or principal payments. Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders of the Exit Facility. On the Effective Date, the proceeds of the Exit Facility were used to repay certain indebtedness, including the Predecessors DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. All amounts outstanding under the Exit Facility will bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company is required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of the Company. Entities affiliated with Carl C. Icahn, Chairman of our Board of Directors, are lenders under the Ext Facility and hold more than 50% of the loans extended under the Exit Facility.

        The Exit Facility contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 2.00 to 1.00, and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants are tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against the Company or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses, and (vi) the bankruptcy or insolvency of the Company or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with these covenant requirements at September 30, 2010.

        Our interest expense for the third quarter of 2010 and the Successor Period was $8.2 million and $18.5 million, respectively. As a result of entering into the Exit Facility, we expect a significant increase in interest expense in 2010 compared to 2009.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

        Management's discussion and analysis of our results of operations and liquidity and capital resources is based on our condensed financial statements. We prepare our condensed financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies require that we apply significant judgment in determining the estimates and assumptions for calculating estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows.

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

  Fresh-Start Reporting

        The adoption of fresh-start reporting results in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values and the predecessor's accumulated deficit is eliminated. In adopting fresh-start reporting, the Company is required to determine its enterprise value, which represents the fair value of the entity before considering its interest bearing debt.

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

  CRDA Investment

        The New Jersey Casino Reinvestment Development Authority ("CRDA") deposits made by Tropicana AC are carried at cost less a valuation allowance because they have to be used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. The valuation allowance is established by a charge to the statement of operations as part of general and administrative expense at the time the obligation is incurred to make the deposit unless there is an agreement with the CRDA for a return of the deposit at full face value. If the CRDA deposits are used to purchase CRDA bonds, the valuation allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the valuation allowance is transferred to those investments and remains a valuation allowance. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less a valuation allowance.

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

        Goodwill for relevant reporting units is tested for impairment using a discounted cash flow model based on the estimated future results of the Company's reporting units, discounted using the Company's weighted-average cost of capital and market indicators of terminal year capitalization rates. The implied fair value of a reporting unit's goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. If the implied fair value of the goodwill is less than its carrying value, then it is written down to its implied fair value.

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

  Recently Issued Accounting Standards

        In April 2010, accounting guidance was updated regarding the accounting for casino base jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying the jackpot, but jackpot liabilities should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The effect of the guidance should be recorded as a cumulative-effect adjustment to opening retained earnings in the period of adoption. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. In accordance with accounting guidance related to fresh-start reporting, the Company adopted the updated guidance on the Effective Date and the adoption did not have a material impact on the Company's condensed financial statements.

        In January 2010, accounting guidance was updated regarding fair value measurements and disclosures. The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Company adopted the new accounting guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company's condensed financial statements.

        In June 2009, accounting standards were issued regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The Company adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material effect on the Company's condensed financial statements.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2010. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations. The evaluation conducted did not include an evaluation of our Predecessors.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        The following information supplements and amends the discussion set forth under Part I, "Item 3—Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

  Tropicana Trademark Litigation

        As previously reported, certain parties (the "Plaintiffs") affiliated with the new owners of Tropicana Hotel & Casino ("Tropicana LV") filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, against Aztar Corporation ("Aztar") and Tropicana Entertainment, LLC ("TE") originally seeking only a declaratory judgment that Tropicana LV had the right to operate a hotel and casino under the name "Tropicana" without any interference by or payment to Aztar or TE (together, the "Defendants"). The Plaintiffs' complaint sought no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an answer and counterclaim asserting Plaintiffs' use of "Tropicana" infringes upon Defendants' rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada state court, which was granted on January 21, 2010. The parties are currently engaged in discovery.

        During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. Both motions were denied, although the Nevada state court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the trademark as a result of an agreement that is 30 years old. Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could potentially deprive the Company, as successor to TE, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement. In addition, the Company, together with its subsidiary, New Tropicana Holdings, Inc. ("New Tropicana"), and certain affiliates of Icahn Capital LP, as secured lenders to the Company, filed a complaint in the Chapter 11 Cases against the Plaintiffs, seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the "Tropicana" trademark, the Exit Facility lenders have a perfected security interest in that property, and the Nevada state court action, to the extent it seeks to assert ownership over the trademark or question the validity of the security interest, violates the automatic stay. The complaint also demands an injunction against any further efforts by the Plaintiffs to re-litigate the ownership issue, and seeks other remedies on behalf of the Exit Facility lenders. A motion by the Plaintiffs to dismiss the complaint is pending.

        If the Plaintiffs are successful in either court, the Company's right to continued use of the "Tropicana" name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected. In the event the Plaintiffs prevail, they would also have the right to continued use of the "Tropicana" trademark in perpetuity without payment of any royalty or license fee to the Company, and their continued use of the trademark without restriction could dilute the "Tropicana" brand and be detrimental to the Company's future properties that utilize that brand.

  Wimar and CSC Administrative Expense Claims

        As previously reported, on March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims in which the Predecessors were a party. The total claim filed by Wimar and CSC is in excess of the amounts recorded by the Predecessors. The Company intends to contest claims to the extent that they exceed the amounts the Company believes are due.

  Aztar v. Marsh

        Aztar filed a broker malpractice and breach of contract action in the Superior Court of New Jersey, Atlantic County, on August 12, 2010, against Marsh & McLennan Companies, Marsh, Inc., Marsh USA, Inc. and various fictitious Marsh entities (together, the "Marsh Defendants"). The claim seeks $100 million or more in compensatory damages against the Marsh Defendants, Aztar's risk management and insurance brokers at the time of a 2002 expansion of Tropicana AC by Aztar, including, but not limited to, lost profits, expenses arising from the interruption of operations, attorneys' fees, loss of the use of the insurance proceeds at issue, and litigation expenses resulting from the Marsh Defendants' failure to secure for Aztar business interruption and property damage coverage covering losses sustained by Aztar from the collapse of a parking garage that occurred at Tropicana AC on October 30, 2003. The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the Complaint. Any recovery obtained by Casino Aztar in this action will be recoverable by the Company as the current owner of Tropicana AC.

ITEM 1A.    RISK FACTORS.

        "Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009 includes a discussion of our risk factors. There have been no material changes to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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
10.1
Agreement and Plan of Merger, dated as of September 10, 2010, among Greenville Riverboat, LLC and Lighthouse Point, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 10, 2010)
10.2
Securities Purchase Agreement, dated as of August 31, 2010, among New Tropicana Opco, Inc., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II L.P. and Icahn Partners Master Fund III L.P. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 31, 2010)
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

TROPICANA ENTERTAINMENT INC.
Date: November 9, 2010	By:	/s/ SCOTT C. BUTERA
	Name:	Scott C. Butera
	Title:	Chief Executive Officer and President
Date: November 9, 2010	By:	/s/ LANCE J. MILLAGE
	Name:	Lance J. Millage
	Title:	Senior Vice President, Finance and Treasurer