Form 10-K
period 2010-12-31
Tropicana Entertainment Inc.
filed 2011-03-14
CIK 1476246

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         The aggregate market value of the common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2010 was $0.

         As of March 1, 2011, there were 26,312,500 shares outstanding of the registrant's common stock.

Documents Incorporated by Reference

         Portions of the registrant's Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

 PART I

ITEM 1.    BUSINESS.

        Unless the context indicates otherwise, or unless specifically stated otherwise, references to the "Company," "TEI," "we," "our" and "us" refer to Tropicana Entertainment Inc. and its subsidiaries.

Introduction

        We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include three casinos in Nevada, three casinos in Mississippi, and one casino in each of Indiana, Louisiana and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market.

        The following chart summarizes certain features of our properties as of December 31, 2010:

Name	Location	Casino Square Footage	Slot Machines(a)	Table Games(b)	Hotel Rooms
East
Tropicana AC	Atlantic City, NJ	138,130	2,863	110	2,129
Central
Casino Aztar	Evansville, IN	38,360	894	34	347
West
Tropicana Laughlin	Laughlin, NV	53,000	982	21	1,495
River Palms	Laughlin, NV	58,000	785	13	1,001
MontBleu	South Lake Tahoe, NV	45,000	620	25	437
South and other
Lighthouse Point	Greenville, MS	22,000	540	—	—
Jubilee	Greenville, MS	28,500	471	7	41
Belle of Baton Rouge	Baton Rouge, LA	28,300	950	29	300
Horizon Vicksburg(c)	Vicksburg, MS	12,600	386	6	117
Tropicana Aruba(d)	Noord, Aruba	—	—	—	361

		423,890	8,491	245	6,228

(a)
Includes slot machines, video poker machines and other electronic gaming devices.

(b)
Includes blackjack ("21"), craps, roulette and other table games; does not include poker tables.

(c)
The Company has agreed to sell substantially all of the assets associated with Horizon Vicksburg. The transaction is expected to close in early 2011.

(d)
Casino operations are under development. A 361-unit timeshare and rental unit is currently operational.

        We were formed in May 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH") pursuant to TEH's plan of reorganization as described further in "Item 1—Business—Our Corporate History and Information."

Our Strengths

        Focus on Regional Gaming Markets in Favorable Jurisdictions.    Our properties primarily serve local and regional markets. We believe that regional gaming markets have been less volatile than destination gaming markets, which rely on air travel for their patronage. Our properties are located in significant drive-in gaming markets, which allows our casino patrons to reach us in short travel times and make repeated trips to our gaming facilities. In order to meet the specific needs of local and regional customers, we tailor our gaming and entertainment experience to offer our customers a high quality product at a compelling price point. In addition, the majority of the states in which we operate offer favorable gaming tax laws, with over 70% of our net revenues generated in states with 8% or lower gaming tax rates.

        Diversity in Geography and Product Offerings.    We operate both land-based and dockside gaming facilities in several of the largest commercial gaming states in the United States. In addition, we are developing a casino resort property on the Caribbean island of Aruba. Because our facilities are geographically diversified, we are not subject to reliance on any single gaming market, which mitigates the impact of potential market cycles. The majority of our gaming facilities offer multi-denominational, state-of-the-art slot machines as well as a full range of table games and betting minimums and limits, catering to a wide range of potential customers. The majority of our casino properties include hotel rooms, which both diversifies our revenue base and helps extend the average length our patrons' stay at our facilities. Additionally, our customers enjoy a strong breadth of product offerings at our facilities, including restaurants, nightclubs, bars, retail stores and entertainment venues, which further diversifies our sources of revenue and offers our customers attractive non-gaming entertainment options.

        Emphasis on Slot Play.    At certain properties, we emphasize slot machine wagering, which we believe is typically both the highest margin and most predictable component of the gaming industry. Slot machines do not have the staffing requirements of table games nor do they have the variation in hold percentages attributable to "luck" that characterize the table game component of the casino business. We believe this affords us a more stable and predictable revenue base, as well as consistently strong margins.

        Committed Sponsorship.    Icahn Enterprises L.P. ("Icahn Enterprises"), the beneficial owner of approximately 51.5% of our Common Stock, has demonstrated a history of successfully acquiring assets and improving and enhancing such assets' operations. Its investment record is based on a long-term investment horizon that enhances business value. Our management continues to work closely with Icahn Enterprises to identify immediate and long-term strategic and operational improvements.

Our Strategies

        Offer A Fun and Exciting Experience at Good Value.    We believe our facilities provide our guests with an attractive price-to-value relationship by offering an exciting gaming atmosphere in attractive and clean surroundings. We intend to apply this positioning across all gaming and related amenities while maintaining attentive and friendly guest service. To ensure consistent first-class service, we emphasize professional and courteous attitudes consistent with our high hospitality standards. By communicating our clearly defined value proposition to customers through our marketing programs and experience at our properties, we believe we distinguish ourselves from our competition.

        Leverage Brand Awareness and Customer Loyalty.    Tropicana is a longstanding and recognizable brand in the gaming industry. We continuously strive to identify marketing and promotion innovations that strengthen brand awareness and improve customer flow. In August 2010, we introduced the Trop Advantage, a player loyalty card program offering customers discounts and other benefits across our properties. We have also implemented strategically targeted direct mail marketing programs to enhance brand loyalty with current customers and attract new patrons to our properties.

        Continue Execution of Operational Improvements and Cost Saving Opportunities.    Since the plan of reorganization, we have initiated a number of successful capital investment programs and operational best practices aimed at growing revenue, improving margins at our properties, and reducing corporate overhead expenses. Our highly analytical approach to running the properties and in-depth research of gaming operations have allowed us to identify further cost saving opportunities across our portfolio of assets. Most of these savings do not impact customer service but rather involve more efficient use of resources. Recent changes include centralizing purchasing to reduce costs, consolidating and streamlining back office operations, including utilizing third parties for certain services, reconfiguring gaming floor layouts and optimizing table game rules to increase hold and win. Other identified initiatives include developing a database and campaign manager system, outsourcing of minimal skill, large staff functions and consolidating business functions in areas where there are geographic synergies.

        Pursue Appropriate Expansion Opportunities.    Our primary focus since our emergence from bankruptcy has been the stabilization of revenue degradation driven by gaming market declines, implementation of operational improvements, and development of strategic business initiatives at our existing properties. We will also consider prudent expansion opportunities in new gaming jurisdictions, underserved markets and acquisition opportunities that may arise periodically. In addition, we continue to evaluate, enhance and expand our existing facilities, potentially high return on investment projects and other opportunities.

Properties and Segments

        The Company views each casino property as an operating segment which is aggregated by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The following describes each of our properties by region.

  East

  Tropicana AC

        Tropicana Casino and Resort, Atlantic City ("Tropicana AC") is situated on a 14-acre site with approximately 660 feet of ocean frontage in Atlantic City, New Jersey. This market generated gaming revenues of approximately $3.6 billion in 2010, making it the second largest gaming market in the United States. Located within driving distance from the densely populated New York-to-Washington D.C. corridor, the Atlantic City market attracts customers within a 300-mile radius, which includes approximately 42 million adults. In addition to gaming facilities, the property features The Quarter, a Havana-themed, Las Vegas-style, approximately 200,000 square-foot indoor entertainment and retail center, hosting several restaurants, shops and an IMAX theatre. Other amenities include a 2,000-seat showroom, a full service spa and salon, a health club and indoor pool, a beach and pool bar and approximately 99,000 square feet of meeting and convention space.

  Central

  Casino Aztar

        Casino Aztar Evansville ("Casino Aztar") is a large casino hotel and entertainment complex, and one of the most popular attractions in Evansville, the third largest city in the state of Indiana. The property serves customers in the tri-state region of southern Indiana, southeastern Illinois and northwestern Kentucky and is the only casino within an 85-mile radius, an area with approximately 1.2 million adults. Over 60% of Casino Aztar's revenues come from customers within a 50-mile radius. The property's casino operations are located dockside on the three-deck "City of Evansville" riverboat. Located adjacent to the casino, we own two distinctive hotels: the Casino Aztar Hotel, a 251-room hotel that offers guests a restaurant, conference rooms and banquet facilities; and Le Merigot Hotel, a luxurious 96-room boutique hotel with an upscale martini lounge. A 44,000-square-foot pavilion adjacent to the riverboat features three restaurants, an entertainment lounge, gift shop, coffee shop, players club and VIP lounge. The District at Casino Aztar, a $33 million entertainment complex that opened in late 2006, includes two restaurants and the Le Merigot Hotel. Casino Aztar also includes a seven-story parking garage as well as surface parking.

  West

  Tropicana Laughlin

        Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") is located on an approximately 31-acre site on Casino Drive, Laughlin, Nevada's principal thoroughfare. The property attracts customers who drive in from southern California and Arizona. Tropicana Laughlin primarily targets customers in this market who are seeking great value, a breadth of amenities and friendly service in their gaming, lodging, dining and entertainment experiences. The casino at Tropicana Laughlin features a recently remodeled gaming floor. Non-gaming amenities include a heated outdoor swimming pool, seven restaurants, three full service bars, an entertainment lounge with live music, a premium lounge for high-end players, an 800-seat multi-purpose showroom and concert hall, meeting space, retail stores, an arcade and a covered parking structure. The property features 1,495 hotel rooms with premium bedding and linen, which we believe position our hotel rooms as the highest quality standard room product currently in the Laughlin market.

  River Palms

        River Palms Hotel and Casino ("River Palms") is located on an approximately 35-acre site also on Casino Drive, with approximately 1,300 feet of frontage on the Colorado River. The property attracts customers who drive in from southern California and Arizona. The friendly, country style atmosphere attracts customers seeking a relaxed experience at great value. Non-gaming amenities include 1,001 hotel rooms, 10,500 square feet of meeting and convention space, an outdoor pool, fitness center, three restaurants, three full service bars, a showroom, two entertainment lounges with live music and a covered parking structure.

  MontBleu

        MontBleu Casino Resort & Spa ("MontBleu") is situated on approximately 21 acres in South Lake Tahoe, Nevada surrounded by the Sierra Nevada Mountains. The property attracts both drive-in and destination patrons, primarily from the northern California and northern Nevada markets. The area also attracts people seeking outdoor recreational activities. In May 2006, an extensive re-branding and refurbishment of the property's casino, lobby, retail facilities, restaurants and nightclubs was completed, further solidifying its position in the area. In addition to the casino, the property offers guests a choice of three restaurants and various non-gaming amenities, including retail shops, two nightclubs, a 1,500-seat showroom, approximately 14,000 square feet of meeting and convention space, a parking garage, a full service health spa and workout area, an indoor heated lagoon style pool with whirlpool and a 120-seat wedding chapel.

  South and other

  Lighthouse Point

        Lighthouse Point Casino ("Lighthouse Point") is a 210-foot, three-deck, dockside riverboat located in Greenville, Mississippi. Lighthouse Point and Jubilee, together with a third land-based casino that opened in 2007, are currently the only gaming facilities in the Greenville market. The properties draw customers primarily from the local market and to some extent from the Little Rock, Vicksburg and Tunica markets. A $4 million renovation of Lighthouse Point was completed in January 2008. In addition to slot machines, the riverboat includes a deli and bars on each floor while the dockside facility includes a buffet, a bar and 386 onsite surface parking spaces.

  Jubilee

        Bayou Caddy's Jubilee Casino ("Jubilee"), a 240-foot dockside riverboat, is also located in Greenville, in close proximity to Lighthouse Point. A $4 million renovation was completed in November 2007. In addition to the casino facilities, the property includes a bar on each floor, a deli and approximately 700 parking spaces. The property also owns and operates the Greenville Inn & Suites, a 41-room suite hotel located less than a mile away, which offers free shuttle service to and from Jubilee and Lighthouse Point.

  Belle of Baton Rouge

        Belle of Baton Rouge Casino & Hotel ("Belle of Baton Rouge") is a dockside riverboat situated on approximately 23 acres on the Mississippi River in the downtown historic district of Baton Rouge, across from the River Center, a 70,000-square-foot convention center. The three-deck, dockside riverboat casino is one of two casino facilities in the Baton Rouge market. Baton Rouge is located 75 miles north of New Orleans and is the largest city in Louisiana. The city has experienced significant growth in recent years, particularly after Hurricane Katrina struck the New Orleans region in 2005. Over 85% of the Belle of Baton Rouge customer base resides within a 50-mile radius of the property. Non-gaming amenities include 300 hotel rooms, 25,000 square feet of meeting and convention space, an outdoor pool, a fitness center, two restaurants, a deli, and an entertainment venue inside a 50,000-square-foot glass atrium that also encloses a lush tropical lobby. A 326-space parking garage opened next to our facility in June 2008.

  Horizon Vicksburg

        Horizon Vicksburg Casino ("Horizon Vicksburg") is a dockside riverboat situated on approximately six acres in downtown Vicksburg, Mississippi, in close proximity to the Vicksburg Memorial Battlefield Park and within walking distance to the Vicksburg Convention Center. The property features a 297-foot multi-level, antebellum style, dockside riverboat casino housing. Additional amenities include 117 hotel rooms, a restaurant, two covered parking garages as well as additional surface parking. Horizon Vicksburg attracts both local patrons and patrons primarily from the Jackson, Mississippi, and Monroe, Louisiana areas. In December 2010, the Company entered into an agreement to sell substantially all of the assets and certain liabilities associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash. The transaction is subject to regulatory approval and certain other conditions precedent and it is expected to close in early 2011, although the Company can make no assurances that the conditions will be satisfied and that the sale will be consummated.

  Tropicana Aruba

        We are operating the timeshare and rental units at Tropicana Aruba Resort & Casino ("Tropicana Aruba"), a casino resort under development in Noord, Aruba, which is expected, when fully developed, to have approximately 361 timeshare and rental units, an approximately 16,000 square foot permanent casino, two pools, a swim-up bar & grill, a fitness center and tennis courts which will be located on approximately 14 acres near Eagle Beach. The development project is currently in the planning and design stages, however, our development plans have not been finalized and we may decide not to proceed. We currently estimate that we will spend approximately $5 million on a temporary casino facility and maintenance projects during 2011.

Our Equity Owners

        As part of the reorganization pursuant to the Plan (as defined below), Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II L.P., and Icahn Partners Master Fund III L.P. (collectively, the "Icahn Private Funds"), each an indirectly held subsidiary of Icahn Enterprises, became the beneficial owners of approximately 47.5% of our common stock as of March 8, 2010. Subsequent to March 8, 2010, the Icahn Private Funds increased their ownership and on November 15, 2010 became the beneficial owners of approximately 51.5% of the Company's common stock. Icahn Enterprises is a diversified holding company that owns subsidiaries engaged in the investment management, automotive, gaming, metals, real estate, home fashion, railcar and food/packaging industries. Icahn Enterprises is publicly listed on the New York Stock Exchange (ticker: "IEP"). Carl C. Icahn, who is the chairman of our board of directors, is also the chairman of the board of directors of the general partner of Icahn Enterprises.

Our Corporate History and Information

        We are a Delaware corporation that was formed on May 11, 2009 to acquire certain assets of TEH and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). We also acquired Columbia Properties Vicksburg, LLC ("CP Vicksburg"), JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("Realty"), all of whom were part of the same plan of reorganization (the "Plan") as TEH (collectively, the "Predecessors"). In addition, we acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, including Tropicana AC.

        On May 5, 2008 (the "Petition Date"), the Predecessors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time we acquired certain assets of Adamar and several of the Predecessors' gaming properties and related assets. Prior to the Effective Date, we conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.

        Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company acquired the Predecessors in exchange for (i) the issuance of 12,098,053 shares of the Company's common stock, $0.01 par value per share ("Common Stock") and warrants to purchase an additional 3,750,000 shares of Common Stock (the "Ordinary Warrants") in accordance with the Plan and (ii) the entering into new debt in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of our Common Stock at $0.01 per share (the "Penny Warrants" and, together with the Ordinary Warrants, the "Warrants"). As a result of the reorganization the Company applied fresh-start reporting. Additionally, on the Effective Date, certain subsidiaries of the Company acquired Tropicana AC, and the lenders under the Credit Facility (as defined herein) each received their pro rata share of 12,901,947 shares of the Company's Common Stock in exchange for their $200.0 million credit bid.

        Our executive offices are located at 3930 Howard Hughes Parkway, 4th Floor, Las Vegas, Nevada. Our telephone number is (702) 589-3900 and our website is located at www.tropicanacasinos.com.

Competition

        We own land-based and riverboat casino facilities in five states and one casino resort development located on the island of Aruba. We compete with numerous casinos and casino hotels of varying quality and size in the markets in which our properties are located and with other forms of legalized gaming, including state-sponsored lotteries, racetracks, off-track wagering, video lottery, video poker terminals and card parlors. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity.

        In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

        With new markets opening for development and decreased spending on leisure activities, in addition to overall economic conditions, competition in existing markets has intensified. Many casino operators have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete, and this intense competition is expected to continue. Our properties, on the other hand, have been largely unable to invest in the upkeep and expansion of their facilities due to limitations on capital expenditures resulting from the Chapter 11 Cases. Our ability to invest in our properties going forward may continue to be constrained.

        Our operating results can be adversely affected by costs associated with advertising, promotions and complimentary services to patrons, the amount and timing of which may be affected by the policies of our properties' competitors and our efforts to keep pace with them. Going forward, if our operating revenues are insufficient to allow us to match the promotions of competitors, the number of our casino patrons may decline, which may have a material adverse effect on our financial performance. In addition, some of our competitors have significantly greater financial resources than we do, and as a result we may not be able to successfully compete with them in the future.

        Our ability to successfully compete is dependent upon our ability to manage our costs and develop and implement strong and effective marketing campaigns both at the individual properties and across our business, as well as invest in, and upgrade, the facilities we own. To the extent we are unable to successfully develop and implement these types of marketing initiatives and invest in and upgrade our facilities, we may not be successful in competing in our markets, which may have a material adverse effect on our financial position.

        The competitive environment of each of our properties is described below by region.

  East

  Tropicana AC

        Tropicana AC primarily competes with casino and gaming facilities located in Atlantic City, Pennsylvania, New York, Maryland and Delaware. The following is a brief summary of competition in these five markets.

        Atlantic City.    The Atlantic City market primarily serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 42 million adults living within a 300-mile radius. The Atlantic City market is currently the second largest gaming market in the United States, after Las Vegas.

        Competition in Atlantic City is intense and continues to increase. Currently, the 11 casino hotels located in Atlantic City, including Tropicana AC, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, Tropicana AC and its competitors have historically incurred substantial capital expenditures to compete effectively. The current economic downturn and increased competition (actual or pending) from neighboring jurisdictions, particularly Pennsylvania, New York, Delaware and Maryland (as discussed in more detail below), has further intensified the competition among the 11 casino hotels operating in Atlantic City, and may require us to increase our capital expenditures.

        During 2008, certain of Tropicana AC's competitors in Atlantic City completed significant room expansion projects and added other new amenities to their facilities. For example, Trump Entertainment Resorts completed the construction of a new, 782-room Chairman's tower at the Taj Mahal in October 2008. Revel Entertainment Group secured financing to complete an approximately $2 billion resort on a 20-acre, oceanfront site next to the Showboat Casino Hotel, which is currently projected to open in the summer of 2012. If completed, this project would add significantly to the intra-city competition for casino patrons.

        Zoning changes allowing for gaming in areas not previously authorized for casinos, such as Bader Field and other areas west of Pacific Avenue, could also have a detrimental effect on existing casinos if additional facilities are constructed in those areas. Various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time in these areas.

        Significant regulatory and legislative action has taken place recently which impacts the New Jersey gaming industry. Of import are three bills that have recently been signed into law. The first bill was signed in January 2011 which allows for "boutique casinos" in Atlantic City. These boutique casinos are subject to less stringent size and regulatory costs structures than those to which Tropicana AC and other existing casinos were and are currently subject to. These smaller, cheaper casinos could revitalize the gaming market in Atlantic City; however the increased competition and new, modern casino experience could have a detrimental effect on the performance of existing facilities. In addition to this bill, on February 1, 2011, two bills, S-11 (the "Tourism District Bill") and S-12 (the "Deregulation Bill") were signed. The overall intent of the Tourism District Bill delegates redevelopment authority and creation of a master plan to the New Jersey Casino Reinvestment Development Authority (the "CRDA") and authorizes the CRDA to enter into a public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance to jointly market the city. The Deregulation Bill, makes substantial and sweeping amendments to the New Jersey Casino Control Act and eliminates many duplicative and onerous functions that the New Jersey Casino Control Commission (the "NJCCC") and the Division of Gaming Enforcement, two state agencies that share regulatory control over the New Jersey casino industry, currently require of casino license holders. The stated purpose of the reforms, which address areas such as technology, internal controls, licensing and licensing requirements, among others, is "to modernize and streamline the current outdated casino regulatory structure in order to achieve efficiencies and cost savings." Most of the monies saved through the Deregulation Bill initiatives are to be redirected to the CRDA for redevelopment and marketing purposes. These savings and the more industry favorable regulatory structure that should result from the Deregulation Bill are expected to make New Jersey casinos more competitive with neighboring jurisdictions where both casinos and racetracks with slot operations are proliferating.

        In August 2008, the Atlantic City casinos executed a new Purse Enhancement Agreement ("PEA") with the New Jersey Sports and Exposition Authority ("NJSEA"). The PEA requires substantial annual payments to be made by the casinos to the NJSEA in 2008 through 2011 to subsidize horse racing. In exchange for these payments, a moratorium on the conduct of casino gaming in New Jersey outside of Atlantic City, including video lottery terminals ("VLTs") at any New Jersey race track, was put in place until December 31, 2011.

        We cannot ascertain at this time the effects that any new projects could have on the Atlantic City gaming market. However, future developments and expansions could have a material adverse effect on our business and operations.

        Pennsylvania.    In July 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act which authorizes the Pennsylvania Gaming Control Board to permit a total of up to 61,000 slot machines in up to fourteen different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at slot parlors (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetrack sites, Pocono Downs, Philadelphia Park and Chester Downs along with three slot parlors, two in Philadelphia and one in Bethlehem, are located in the market area of Tropicana AC. Slot machine operations commenced in late 2006 at the racetracks and, as of December 31, 2010, approximately 27,000 slot machines were operating in Pennsylvania. Sands Casino Resort Bethlehem opened in May 2009 and currently has approximately 3,000 slot machines and 90 table games. In September 2010, Sugar House Casino opened its casino in Philadelphia, which includes approximately 1,600 slot machines and 40 table games. Competition from the Pennsylvania area slot machine facilities that are currently operational has adversely impacted Atlantic City casinos, including Tropicana AC.

        In addition, Pennsylvania approved the legalization of live table games in January 2010. The Pennsylvania Gaming Control Board issued table game regulations and table game operations commenced in July 2010. As of December 31, 2010, there were approximately 800 table games operating in Pennsylvania. The legalization of live table games in Pennsylvania and the potential opening of additional slot parlors will continue to adversely impact Atlantic City casinos, including Tropicana AC.

        New York.    Pursuant to legislation enacted in 2001, the Division of the Lottery of the State of New York is authorized to permit the installation of VLTs at various horse racing facilities in New York. During 2004, VLT operations commenced at four upstate and western New York racetracks and at a racetrack in Sullivan County, which operates approximately 1,100 VLTs and is considerably closer (approximately 95 miles) to Manhattan than Tropicana AC. The VLT facility at Yonkers Raceway ("Yonkers") opened in late 2006 and now operates approximately 5,300 VLTs. The Genting Group was granted a license to operate 4,500 VLTs at Aqueduct Racetrack (the "Aqueduct") in Queens, NY, which is expected to commence operations in the summer of 2011. Additionally, at various times there have been discussions about allowing VLTs at the Belmont racetrack ("Belmont"). These Yonkers, Aqueduct and Belmont locations are less than fifteen miles from Manhattan.

        The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities including slot machine gaming. A compact negotiated in 2002 authorized three such facilities located in the western part of New York and outside of Tropicana AC's primary market area. The remaining three Native American casinos, if developed, are required by law to be located in either Sullivan County or Ulster County, adjoining counties less than 100 miles northwest of Manhattan. The Bureau of Indian Affairs has rejected a compact between the Stockbridge Munsee Band of Mohicans and New York to build a casino and resort in Sullivan County. Competition from the VLT facilities at Aqueduct and Yonkers as wells as from potential Native American casinos as may be authorized and operated in Sullivan or Ulster County could adversely impact Atlantic City casinos, including Tropicana AC.

        Maryland.    In November 2008, Maryland voters passed a referendum to allow 15,000 slot machines at five locations across that state. The State of Maryland set a February 2009 deadline for bids to operate the five locations and received only four qualified bids to operate slot machines and no bids for the fifth location. In the initial bids received, potential operators bid for 6,550 of the total potential slot machines available. Penn National Gaming ("Penn") opened Hollywood Perryville in September 2010 with approximately 1,500 slot machines. Ocean Downs Racetrack opened in January 2011 with 750 slot machines. The Cordish Company was awarded a license in Anne Arundel County and is developing a 4,500 slot machine property in Baltimore which is Maryland's largest planned casino project. We believe these facilities in Maryland could adversely impact Atlantic City casinos, including Tropicana AC.

        Delaware.    Tropicana AC competes with Delaware primarily for gaming customers from the southern New Jersey, southern Pennsylvania and Delaware regions. In May 2009, Delaware approved sports betting, which is currently limited to parlay wagering on National Football League games, where bettors must win bets on multiple games. In addition, live table game legislation was approved and table game operations commenced at the three Delaware casinos during 2010. While Atlantic City's casinos currently offer table games, they are currently not permitted to offer sports betting. We believe the introduction of the limited sports betting in Delaware and the legalization of live table games could adversely impact Atlantic City casinos, including Tropicana AC.

  Central

  Casino Aztar

        As the only casino within an 85-mile radius of Evansville, Casino Aztar enjoys a prime location. Its nearest direct competitor, French Lick Casino, is located 85 miles to the northeast. Other casino competitors include: Horseshoe Southern Indiana located 115 miles east; Harrah's Metropolis located 140 miles southwest; and 4 casinos in the St. Louis, Missouri area located approximately 165 miles northwest. Indiana racino competitors include Indiana Live located 205 miles northeast; and Hoosier Park located 225 miles northeast.

        Legislation to bring casino gambling to neighboring Kentucky has been intermittently introduced dating back to 1988. Now that Kentucky is bordered by five states with legalized gaming it may put additional pressure on Kentucky legislators to legalize gaming. State leaders have debated for years whether Kentucky, a state with a long tradition of betting on horse races, can offer casino-style gambling at racetracks. Although legislation to allow slots at the racetracks has faltered, in July 2010 the Kentucky Horse Racing Commission (the "KHRC") approved regulations that would allow Instant Racing to be operated by Kentucky's racetracks. The game, Instant Racing, currently in use in Arkansas, allows players to bet on historical races that are chosen at random and shown on a video screen. Subsequently, the KHRC sought a ruling upholding its legal authority to adopt the regulations. In December 2010, a circuit judge ruled in favor of the KHRC. The ruling is under appeal. Ellis Park, a thoroughbred racetrack in Henderson, Kentucky is located approximately eight driving miles south of Casino Aztar. The racetrack traditionally conducts live racing from July 4th to September 1st every year. The financial results of Casino Aztar could be adversely affected if Instant Racing is implemented at Ellis Park or if gaming is legalized in Kentucky in the future.

  West

  Tropicana Laughlin and River Palms

        Tropicana Laughlin and River Palms compete primarily with other Laughlin hotels and casinos located along the Colorado River based on a mix of casino games, personal service, payout ratios, price of hotel rooms, restaurant value and promotions. The Laughlin market is a value-oriented destination for travelers seeking an alternative to the fast-paced Las Vegas experience. During 2008, one of our direct competitors in the Laughlin market, Aquarius Casino Resort ("Aquarius"), completed a large capital improvement program. Completed capital improvements to Aquarius include renovations to the casino and common areas, new slot machines, new signage and renovations to suites and standard hotel rooms.

        Tropicana Laughlin and River Palms also compete with casinos in nearby locations, including the Mojave tribe's casino situated eight miles south of Laughlin, Native American casinos in Arizona and California, and numerous casinos in Las Vegas. The Laughlin area is situated in an unincorporated portion of Clark County and is located in the southern portion of the State of Nevada. Laughlin is located along the west side of the Colorado River, which forms the boundary between Nevada and Arizona. Las Vegas is located approximately 97 miles to the north via U.S. Highway 95. Los Angeles is approximately 300 miles west with access being provided by Interstate 40 and Interstate 15. Flagstaff, Arizona is approximately 180 miles east via Interstate 40 while Phoenix, Arizona is approximately 185 miles southeast of Laughlin.

  MontBleu

        The South Lake Tahoe area consists of five casino properties including MontBleu and Tahoe Horizon Casino Resort ("Tahoe Horizon"). Two Harrah's casino properties, Harvey's Resort Hotel and Harrah's Casino Hotel, are the largest competitors in this market. The fifth property, The Lakeside Inn, is primarily a casino catering to local residents with an attached motor lodge catering to overnight visitors. There are also three other casinos on the North Shore of Lake Tahoe, which are approximately 25 miles from the South Lake Tahoe market. There are also numerous casinos located in Reno, Nevada, which is approximately 60 miles from South Lake Tahoe and several casinos located in Carson City, Nevada, which is approximately 30 miles from South Lake Tahoe. Gaming revenues in the South Lake Tahoe area are directly and adversely affected by the ongoing proliferation of Native American gaming in northern California. Native American casinos, including the Cache Creek in Brooks, Jackson Ranchero in Jackson, Thunder Valley Casino in Auburn and Red Hawk Casino located on Highway 50 in Placerville, the corridor from the San Francisco/Oakland Bay Area leading into Lake Tahoe, vigorously compete with would-be South Lake Tahoe visitors from northern California and the Pacific Northwest.

  South and other

  Lighthouse Point and Jubilee

        Jubilee, Lighthouse Point and Harlow's Casino are currently the only licensed riverboat gaming facilities in the Greenville, Mississippi market. Harlow's Casino opened in November 2007 with a total project cost of $70 million, and features more than 900 gaming positions, 100 hotel rooms and a 2,500-seat theater. This facility has adversely impacted the financial performance of our Greenville properties.

        Several potential gaming sites still exist in or near Greenville, and from time to time potential competitors have proposed the development of additional casinos. Most recently, in 2010, the Delta Blues Casino was proposed for development on a site in downtown Greenville in close proximity to Jubilee. Although the Delta Blues Casino site development as currently proposed has yet to be considered or approved by the Mississippi Gaming Commission ("MGC"), the MGC previously issued now-expired approvals for the Delta Blues Casino site in 2003 and 2004.

        To a lesser extent, the Greenville market also competes with the Vicksburg market which is 90 miles to the south and the Tunica, Mississippi market which is 115 miles to the northeast.

  Belle of Baton Rouge

        Belle of Baton Rouge is currently one of two licensed dockside riverboat gaming facilities operating in Baton Rouge. The other riverboat facility, Hollywood Casino Baton Rouge, is owned by Penn.

        Belle of Baton Rouge also faces competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, from casinos on Native American lands and from non-casino gaming opportunities within Louisiana. Belle of Baton Rouge faces competition from eleven casinos on the Mississippi Gulf Coast, which is approximately 120 miles east of Baton Rouge. Many of these casinos are destination resorts that attract customers from the Baton Rouge area. Subsequent to Hurricane Katrina, Mississippi Gulf Coast casinos have been allowed to operate as land-based facilities. Belle of Baton Rouge also faces competition from four locations in New Orleans, which is approximately 75 miles from Baton Rouge, in the form of two riverboat casinos, one racetrack with more than 600 slot machines, and one land-based casino. In addition, there are also three Native American casinos in Louisiana. The two closest Native American casinos are land-based facilities located approximately 45 miles southwest and approximately 65 miles northwest of Baton Rouge. Belle of Baton Rouge also faces competition from a riverboat casino located in Amelia, Louisiana, approximately a ninety-minute drive from Baton Rouge, and from a second racetrack located approximately 55 miles from Baton Rouge operating approximately 1,600 gaming machines. In addition, approximately 14,400 slot machines in non-casino venues such as truck stops, restaurants, bars and off-track betting facilities located in Louisiana provide additional competition.

        Another gaming operator, Pinnacle Entertainment ("Pinnacle"), received approval from the Louisiana Gaming Control Board ("LGCB") for a third riverboat casino in Baton Rouge that was subject to a local option referendum subsequently approved by East Baton Rouge Parish voters in February 2008. In October 2008, the LGCB approved the architectural plans for Pinnacle's planned $350 million Baton Rouge casino-hotel resort. This new Pinnacle resort will be located on 575 acres of land approximately eight miles southeast of downtown Baton Rouge, and is expected to have approximately 1,500 slot machines and 50 table games. The project is currently under development and is scheduled to open in the first quarter of 2012. The Pinnacle project may have a material adverse effect on Belle of Baton Rouge.

  Horizon Vicksburg

        Horizon Vicksburg currently competes with four other gaming operations located in Vicksburg, Mississippi. In May 2008, Ameristar Vicksburg completed a casino expansion that added 25,500 square feet of gaming space and a new 1,000-space parking garage. The Ameristar Vicksburg expansion also included a new VIP lounge that opened in July 2008 and two additional restaurants, which opened in September 2008. In October 2008, Riverwalk Casino opened a 25,000 square-foot casino, featuring 900 gaming positions and 80 hotel rooms in Vicksburg. These facilities have adversely impacted the financial performance of Horizon Vicksburg and the other facilities operating in the market.

        Several potential gaming sites still exist in or near Vicksburg and from time to time potential competitors have proposed the development of additional casinos. The MGC has granted gaming site approval to two further proposed casinos in Vicksburg. In 2005, the MGC granted gaming site approval and site development plan approval to Lakes Gaming—Mississippi, LLC, and the MGC extended these approvals in 2007. According to the minutes of the MGC, this proposed development would consist of an 81,000-square foot gaming floor, a 400-room hotel and other amenities. In 2006, the MGC granted gaming site approval to Mississippi Bluffs Development, LLC, and in 2007 the Commission reapproved Mississippi Bluffs Development, LLC's proposed gaming site and approved its site development plan. This proposed project would consist of a 50,000-square foot casino, a 232-room hotel and other amenities. Neither project has commenced construction.

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

        In addition, proposals have been made from time to time to develop other Native American casinos in Louisiana and Mississippi, some of which could compete with the Vicksburg market if completed. The Native American tribe operating two casinos near Philadelphia, Mississippi opened the Bok Homa Casino near Sandersville, Mississippi in December 2010, located approximately 100 miles southeast of Jackson and 145 miles southeast of Vicksburg. The 27,000-square foot facility features approximately 770 slot machines and a quick-serve eatery.

  Tropicana Aruba

        There are currently ten operating casinos in Aruba. In addition, it is expected that a new casino will open in the next five years as part of the expected Ritz Carlton project. The site has been developed, but formal construction has not yet commenced. We do not expect that the Aruban casino market will experience any additional significant growth as casino licenses in Aruba are only granted to hotels with an average of 350 rooms and no additional projects of the requisite size have been announced. The casino properties in Aruba can be categorized as amenities to resort operations. Once fully developed, Tropicana Aruba is expected to be the most complete casino experience on the island. However, our development plans have not been finalized and we may decide not to proceed.

The Slot Machine Industry in General

        Slot machine revenue represents a substantial portion of our revenue. It is important that we maintain and upgrade our slot machines and systems to keep them competitive with other casinos and attractive to gaming customers. In the past, slot machine sales were dominated by International Gaming Technology ("IGT"), which commanded a significant majority of the slot machine market. In the past few years, other public gaming manufacturing companies including, WMS Industries Inc., Bally Technologies, Inc. and Aristocrat Leisure Limited, have increased floor presence and have made significant strides at gaining slot machine market share. These companies all have very competitive and successful slot offerings. In addition to these three competitors, there are other providers such as the Atronic Group, Konami Digital Entertainment, Inc., Aruze Corp. and AC Coin & Slot that develop and manufacture slot machines. Currently, we have business relationships with all the slot machine manufacturers or their sales representatives. See "Item 1A—Risk Factors—The concentration and evolution of the slot machine manufacturing industry could impose additional costs on our operations."

Governmental Regulation

  General Governmental and Gaming Regulations

        The following is a summary of the provisions of the laws and regulations applicable to our gaming operations and other laws and regulations applicable to us. The summary does not purport to be a full description thereof and is qualified in its entirety by reference to such laws and regulations.

        The ownership and operation of our gaming facilities is subject to pervasive regulation under the laws and regulations of each of the five states in which we operate including Nevada, New Jersey, Mississippi, Indiana and Louisiana. Furthermore, the laws and regulations of Aruba soon will apply as we are developing a casino resort in Aruba. We have applied for all licenses, qualifications, registrations and permits in Aruba but will need to resubmit the application for the casino license to reflect information relating to our directors appointed after the original submission. Gaming laws generally are based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on the gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and financial fitness. In addition, gaming laws generally require gaming industry participants to:

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

        Typically, a jurisdiction's regulatory environment is established by statute and is administered by a regulatory agency with broad discretion to regulate, among other things, the affairs of owners, managers and persons with financial interests in gaming operations. Among other things, gaming authorities in the various jurisdictions in which we operate:

  •
  adopt rules and regulations under the implementing statutes;

  •
  interpret and enforce gaming laws, rules and regulations;

  •
  impose disciplinary sanctions for violations, including fines and penalties;

  •
  review the character and financial fitness of participants in gaming operations and make determinations regarding their suitability or qualification for participation and licensure;

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

  Licensing

        Gaming laws require us and certain of our subsidiaries, as well as our directors, officers (with respect to corporations), managers (with respect to limited liability companies), and certain other key employees and, in some cases, certain of our shareholders, (with respect to corporations), members (with respect to limited liability companies), and holders of debt securities, to obtain licenses, findings of suitability or other approvals from gaming authorities. Licenses or findings of suitability typically require a determination that the applicant is suitable or otherwise qualifies to hold the license or to merit the finding of suitability necessary to hold equity, debt securities or position with the gaming licensee or its affiliated entities. Where not mandated by statute, rule or regulation, gaming authorities generally have broad discretion in determining who must apply for a finding of suitability and whether an applicant qualifies for licensing or should be deemed suitable or otherwise qualified.

        To determine whether to grant a license or finding of suitability to an entity to conduct gaming operations, gaming authorities generally consider the following factors (which vary among the jurisdictions in which we operate):

  •
  the financial stability, integrity, and responsibility of the applicant, including whether the operation is adequately capitalized in the state and exhibits the ability to maintain adequate insurance levels;

  •
  the quality of the applicant's casino facilities;

  •
  the amount of revenue to be derived by the applicable state from the operation of the applicant's casino;

  •
  the applicant's practices with respect to diversity in employment and procurement;

  •
  the effect on competition and general impact on the community; and

  •
  the good character, honesty and integrity of the applicant and its parent entities.

        Many gaming jurisdictions limit the number of licenses granted to operate casinos within the state, and some states limit the number of licenses granted to a single gaming operator or the number of licenses in which an investor may hold an ownership interest. Licenses under gaming laws generally are not transferable. Licenses in most of the jurisdictions in which we conduct gaming operations are granted for limited durations and require renewal from time to time. The failure to obtain or renew any of our licenses could have a material adverse effect on our gaming operations.

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

        Moreover, in many jurisdictions, certain holders of our debt and equity securities may be required to undergo a suitability investigation similar to that described above. All of the jurisdictions in which we operate require any person who acquires beneficial ownership of more than a certain percentage of voting securities, and, in the case of Louisiana, also non-voting securities, typically 5%, to report the acquisition to the gaming authorities, and the gaming authorities may require such holders to apply for qualification or a finding of suitability; provided, however, that with very limited exceptions Nevada requires that all equity holders of a private gaming company be found suitable (unless a waiver is obtained). Most jurisdictions provide that "institutional investors" may seek a waiver of these requirements. In such jurisdictions, an "institutional investor" generally is defined as a qualified investor (i.e., certain banks, insurance companies, investment companies or advisors) acquiring and holding voting securities (or non-voting securities in jurisdictions that do not make a distinction between voting and non-voting securities) in the ordinary course of business for investment purposes only, and not for the purpose of causing, directly or indirectly, the election of a majority of the gaming entity's board of directors, any change in such entity's corporate charter, bylaws, management, policies, or operations, or those of any of such entity's affiliates, or the taking of any other action that gaming authorities find to be inconsistent with holding the securities solely for investment purposes. Even if a waiver is granted, an institutional investor generally may not take any action inconsistent with its status when the waiver was granted without once again becoming subject to the foregoing reporting and application obligations.

        The definition of an "institutional investor" varies from jurisdiction to jurisdiction. In addition, in order to obtain a qualification waiver, some jurisdictions, including Nevada, Louisiana, Mississippi, Indiana and New Jersey, require an institutional investor to certify to, among other things, its intent and purpose in acquiring and holding an issuer's securities. In Indiana, an institutional investor that acquires, directly or indirectly, the beneficial ownership of 15% or more of a public gaming company's voting securities must apply for a finding of suitability within 45 days after acquiring the securities. The definition of "public company" varies from jurisdiction to jurisdiction, but in general, a public company is one that has a class of securities registered under the Securities Exchange Act of 1934 (the "Exchange Act"). In Mississippi, an institutional investor that acquires, directly or indirectly, beneficial ownership of more than 10%, but not more than 15%, of a gaming company's voting securities may apply to the Gaming Commission for a waiver of the suitability requirement if the institutional investor holds such voting securities for investment purposes only, and, under certain circumstances, such an investor that has obtained a waiver can hold, directly or indirectly, up to 19% of the voting securities of a gaming company for a limited period of time and maintain the waiver.

        In Nevada, beneficial owners of more than 10% of a public gaming company's voting securities must apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails a written notice requiring the filing of an application for such a finding. However, an institutional investor that beneficially owns more than 10% but not more than 11% of a public gaming company's voting securities as a result of a stock repurchase by the public gaming company may not be required to file such an application. Additionally, an institutional investor that acquires more than 10% but not more than 25% of a public gaming company's voting securities may apply to the Nevada Gaming Commission for a waiver of these application requirements if the investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may own more than 25% but not more than 29% of a public gaming company's voting securities and maintain the waiver where the additional ownership results from a stock repurchase by the public gaming company.

        In New Jersey, recent amendments to the gaming laws permit an institutional investor holding either under 25% of the equity securities of a casino licensee's holding or intermediary companies, or debt securities of a casino licensee's holding or intermediary companies, or another subsidiary company of a casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee, where the securities represent a portion of the outstanding debt of the company not exceeding 25% or a percentage of any issue of the outstanding debt of the company not exceeding 50%, unless the full issue is in the amount of $150 million or less (in which case no qualification is required), shall be granted a waiver of the qualification requirement if the securities are those of a corporation, whether publicly traded or privately held, and its holdings of such securities were purchased for investment purposes only and the institutional investor provides a certification which, among other things, confirms that its holdings of such securities were purchased for investment purposes only. The Director of the Division of Gaming Enforcement may grant a waiver of the qualification requirement to an institutional investor holding a higher percentage of such securities upon a showing of good cause and compliance with the certification submission requirement.

        In Aruba, any direct or indirect holder of an Aruban casino license is required to provide certain information, including information regarding its ownership. Information required to be provided by the owners of a license holder includes the number of shares of the license holder held as well as a certificate of good standing.

        Generally, in each of the jurisdictions in which our subsidiaries operate, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by gaming authorities that it is required to do so may be denied a license or found unsuitable or unqualified, as applicable. Any holder of equity securities that is found unsuitable or unqualified or denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity's equity securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if such gaming entity, after receiving notice that a person is unsuitable to be a holder of equity securities or to have any other relationship with such gaming entity or any of its subsidiaries: (i) pays that person any dividend or interest upon the securities; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; (iv) allows that person to continue an ownership or economic interest or receive any economic benefit; or (v) fails to pursue all lawful efforts to require such unsuitable person to relinquish the securities including, if necessary, the immediate purchase of such securities for the lesser of fair value at the time of repurchase or fair value at the time of acquisition by the unsuitable holder. In the event that disqualified holders fail to divest themselves of such securities, gaming authorities have the power to revoke or suspend the casino license or licenses related to the regulated entity that issued the securities.

        Our certificate of incorporation includes provisions establishing our ability to redeem the securities of unsuitable holders if (i) the holder is determined by a gaming authority, or if we have been notified by the staff of a gaming authority that it will recommend that the gaming authority determine the holder to be, unsuitable, unqualified, or disqualified to own or control such securities or unsuitable to be connected with a person engaged in gaming activities in that jurisdiction, or (ii) the holder is deemed likely to preclude or materially delay, impede, impair or jeopardize our application for or ability to obtain, right to the use of or ability to reinstate or retain any gaming license, or to result in the imposition of materially burdensome terms of or conditions on any gaming license.

        Some of the gaming jurisdictions in which we operate also require that suppliers of certain goods and services to gaming industry participants be licensed or otherwise approved, and require that we purchase and lease gaming equipment, supplies, and services only from such licensed or approved suppliers.

  Violations of Gaming Laws

        The gaming authorities in each of the jurisdictions in which our subsidiaries operate may also, among other things, limit, condition, suspend, or revoke a gaming license or approval to own the equity or joint venture interests of any of our operations in such licensing authority's jurisdiction for any cause deemed reasonable by such licensing authority. In addition, if our subsidiaries violate applicable gaming laws, their gaming licenses could be limited, conditioned, suspended, or revoked by gaming authorities, and we and any other persons and entities involved could be subject to substantial fines. Further, gaming authorities may appoint a supervisor or conservator to operate our gaming properties or, in some jurisdictions, take title to our gaming assets. Under certain circumstances, earnings generated during such appointment could be forfeited to the applicable state or states. Furthermore, violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions and, as a result, violations by us of applicable gaming laws in one jurisdiction could have a material adverse effect on all of the our gaming operations. Finally, some gaming jurisdictions prohibit certain types of political activity by a gaming licensee, its directors, officers (with respect to corporations), managers (with respect to limited liability companies), and certain other key people. In Indiana, for example, a licensee or a person with an interest in a licensee is prohibited from making certain political contributions. A violation of such a prohibition may subject the offender to criminal charges and disciplinary action.

  Reporting and Record-Keeping Requirements of Gaming Authorities

        We are periodically required to submit detailed financial and operating reports and furnish any other information that gaming authorities may require. Under federal law, we are required to record and submit detailed reports of currency transactions at our casinos involving greater than $10,000, as well as any suspicious activity that may occur at such facilities. Additionally, we are required to maintain a current stock ledger that may be examined by gaming authorities at any time. Moreover, the state of Indiana requires that we submit quarterly reports to the election commission as well as to gaming authorities setting forth those persons who directly or indirectly hold a 1% interest in the legal entity that holds the gaming license. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to gaming authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. In addition, gaming authorities may require that our Common Stock certificates and Warrant certificates bear a legend indicating that the securities are subject to specified gaming laws.

  Review and Approval by Gaming Authorities of Certain Transactions

        Substantially all material loans, leases, sales of securities, and similar financing transactions by us must be reported to, and in some cases, requires the prior approval of gaming authorities. We may not make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise, are subject to prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of standards prior to assuming control. Gaming authorities may also require controlling stockholders, directors, officers (with respect to corporations), managers (with respect to limited liability companies), and certain other key employees having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed or qualified as part of the approval process relating to the transaction.

        Because of regulatory restrictions, our ability to grant a security interest in any of our gaming assets is limited and subject to receipt of approval by gaming authorities. Some jurisdictions, including Louisiana, Indiana, Mississippi and Aruba, prohibit the transfer of a gaming license or the granting of a security interest in the same.

  License for Sale of Alcoholic Beverages

        The service and sale of alcoholic beverages at our various casinos are subject to licensing, control, and regulation by various governmental authorities, some of which have the authority to approve all persons owning or controlling stock, and all directors and officers in a manner similar to the gaming suitability determinations discussed above. Although these authorities, with the exception of Louisiana and Mississippi, typically defer to the suitability determinations of the relevant gaming authority in their jurisdiction, they retain the jurisdiction to conduct any investigation and take any regulatory action deemed appropriate under the circumstances. Any holder found to be unsuitable by such an authority must dispose of held securities, and such securities would be subject to repurchase by us, as provided in our certificate of incorporation. In New Jersey, pursuant to recent amendments to the gaming laws, the authority to grant any license for, or to permit or prohibit the presence of, alcoholic beverages in, on, or about any premises licensed as part of a casino hotel is exclusively vested in the Division of Gaming Enforcement.

  Other Regulations

        We are subject to various federal, state and local laws and regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages,

environmental matters (see "—Environmental Matters"), currency transactions, employees, taxation, zoning and building codes, marketing and advertising, vessels and permanently moored craft. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our business.

Trademarks

        We use a variety of trade names, service marks and trademarks and have all the rights and licenses necessary to conduct our continuing operations. We have registered several service marks and trademarks with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to the conduct of our business. We own the following registered trademarks or service marks: Horizon, MontBleu, River Palms, Aztar, Casino Aztar, Trop, Tropicana, Trop Park and the Quarter. We believe there are no other trademarks or service marks presently at use in our business that are material to its operations.

        Certain parties (the "Plaintiffs") affiliated with the new owners of the Tropicana Hotel and Casino ("Tropicana LV") filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, seeking a declaratory judgment that Tropicana LV may operate a hotel and casino under the name "Tropicana" without any interference by or payment to Aztar Corporation ("Aztar") or Tropicana Entertainment, LLC ("TE") (together, the "Defendants"). See "Item 3—Legal Proceedings." During the course of proceedings, the Plaintiffs and Defendants have each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. If the Plaintiffs are successful, the Company's right to continued use of the Tropicana name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected. In the event the Plaintiffs prevail, they would also have the right to continued use of the "Tropicana" trademark in perpetuity without payment of any royalty or license fee to the Company, and their continued use of the trademark without restriction could dilute the "Tropicana" brand and be detrimental to the Company's future properties that utilize that brand. We are continuing to contest the suit.

Seasonality

        Our cash flows from operating activities are seasonal in nature. Operating results are traditionally the strongest in the third quarter and traditionally the weakest during the fourth quarter. Any excess cash flows achieved from operations during the peak seasons are used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are not able to generate excess cash flows during the peak seasons, we may not be able to fully subsidize non-peak seasons.

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

Employees

        As of December 31, 2010, we had approximately 7,200 employees and had collective bargaining agreements with several unions covering approximately 2,500 of those employees, substantially all of whom are employed at Tropicana AC and Belle of Baton Rouge. In addition, a collective bargaining agreement was ratified in January 2011 with a union on behalf of approximately 190 casino dealers at Casino Aztar. We consider our employee relations to be good.

Financial Information

        See "Item 6.—Selected Financial Data" and "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenues and operating results and "Item 15.—Exhibits and Financial Statement Schedules" for our financial statements and accompanying footnotes.

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

        Our internet website address is www.tropicanacasinos.com.

ITEM 1A.    RISK FACTORS.

        The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected.

Risks Related to Our Business and Our Industry

  Our business has a limited operating history.

        We are a newly formed company with a limited operating history. There are substantial risks and uncertainties to which our business is subject. To address these risks and uncertainties, we must do the following, among other things:

  •
  Successfully execute our business strategy;

  •
  Respond to competitive developments; and

  •
  Attract, integrate, retain and motivate qualified personnel, including a new chief executive officer.

        There can be no assurance at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Additionally, there can be no assurance that our business strategy will be successful, that we will successfully address the risks that face our business or that we will be able to access capital markets if the need arises. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations could be materially and adversely affected.

  The recent state of the financial markets may impact our ability to obtain sufficient financing and credit on a going forward basis which could negatively impact our ability to operate our business.

        In addition to earnings and cash flows from operations, we may rely on borrowed money to finance our business, which may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms. Developments in the financial markets that have led to unpredictable federal government intervention in the United States banking system, including the capital crisis in the banking system, a series of rating agency downgrades of subprime United States mortgage-related assets and significant provisions for loan losses recorded by major financial institutions, have resulted in volatility in the credit markets, a low level of liquidity in many financial markets and other adverse conditions for issuers in fixed income, credit and equity markets. In the recent past, these markets have experienced disruption that had a dramatic impact on the availability and cost of capital and credit. The market interest rate for debt of companies similar to ours has been volatile. The United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, although there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets. Therefore, we have no assurance that such steps will facilitate our further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness. While these conditions have improved, there can be no assurance that they will not worsen in the future. We are unable to predict the likely duration or severity of any disruption in the capital and credit markets, or its impact on the larger economy. A disruption in the global credit and financial markets may materially and adversely affect our ability to obtain sufficient financing to execute our business strategy.

  The bankruptcy filing has had a negative impact on Tropicana AC and the Predecessors' image which may negatively impact our business going forward.

        As a result of the Chapter 11 Cases, the Predecessors and Tropicana AC were the subject of negative publicity which has had an impact on the image of their assets. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to do business with us and could materially adversely affect our business, financial condition and results of operations.

  We may face potential successor liability for liabilities of the Predecessors not provided for in the Plan.

        As the successor to the Predecessors, we may be subject to certain liabilities of the Predecessors not provided for in the Plan. Such liabilities may arise in a number of circumstances, including, but not limited to, those where:

  •
  a creditor of the Predecessors did not receive proper notice of the pendency of the bankruptcy case relating to the Plan or the deadline for filing claims therein;

  •
  the injury giving rise to, or the source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim;

  •
  a creditor did not timely file the creditor's claim in such bankruptcy case due to excusable neglect;

  •
  we are liable for the Predecessors' federal and/or state tax liabilities under a theory of successor liability; or

  •
  the order of confirmation for the Plan was procured by fraud.

        Although we have no reason to believe that we will become subject to liabilities of the Predecessors that are not provided for in the Plan, should we become subject to such liabilities, they could materially adversely affect our business, financial condition and results of operations.

  Our financial results were affected by the adoption of fresh-start reporting and the acquisition of Tropicana AC and may not reflect historical trends.

        We were formed pursuant to the Plan to acquire and operate Tropicana AC and certain assets of the Predecessors. We operate our business with a different capital structure from the Predecessors and we own fewer total casinos. Most significantly, we do not own or control Tropicana LV and Tahoe Horizon. The Restructuring Transactions resulted in us becoming a new reporting entity and adopting fresh-start reporting in accordance with accounting guidance on reorganizations. As required by fresh-start reporting, we have caused the Predecessors' assets and liabilities to be adjusted to fair value, and certain assets and liabilities not previously recognized in the Predecessors' financial statements have been recognized under fresh-start reporting. The Plan was consummated and became effective on March 8, 2010 and fresh-start reporting was adopted on March 8, 2010. Our financial statements included in this Annual Report on Form 10-K give effect to adjustments in the carrying values of assets or liabilities that were recorded upon implementation of the Plan under fresh-start reporting rules. Accordingly, our financial condition and results of operations from and after the Effective Date are not comparable to the financial condition and results of operations reflected in the Predecessors' and Tropicana AC's historical financial statements.

  Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the local, regional or national economy.

        Consumer demand for casino and hotel properties, such as ours, are particularly sensitive to downturns in the local, regional or national economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the current housing crisis, the recent credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual declines in disposable consumer income and wealth, the effect of the current economic environment and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for amenities that we offer.

        The current housing crisis and recent recession in the United States have resulted in a significant decline in tourism and consumer spending. Economic conditions like the recent downturn (and slowdowns or recessions less severe) could cause fewer consumers to spend money or cause consumers to spend less money at our properties and could materially adversely affect our business, financial condition and results of operations. While general economic conditions have modestly improved, there can be no assurance that they will continue to improve or will not worsen in the future.

  Intense competition exists in the gaming industry, and we may not be able to compete effectively which could negatively affect our results of operations.

        The gaming industry is highly competitive for both customers and employees, including those at the management level. We face intense competition with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses and could compete with any new forms of gaming that exist or may be legalized in the future, including on-line gaming. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity, and may soon include virtual casinos having entirely different cost structures and game offerings. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas as well as the threat from new, emerging markets.

        In recent years, competition in existing markets has intensified. For example, competition with the Atlantic City market has increased with Pennsylvania and Delaware commencing live table game operations in fiscal 2010 and two new casinos opening in September 2010 and January 2011 in Maryland. In addition, our competitors have invested in expanding their existing facilities and developing new facilities. Our subsidiaries, on the other hand, have been subject to limitations on capital expenditures resulting from the Chapter 11 Cases. Our ability to invest in our properties going forward may continue to be constrained, and we may not be able to compete effectively with casinos that have been modernized or recently expanded.

        This expansion of existing casino entertainment properties, the increase in the number of gaming opportunities and the aggressive marketing strategies of many of our competitors has also increased competition in many markets in which we compete, and this intense competition is expected to continue.

        If our competitors operate more successfully than we do, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if additional hotels and casinos are established in and around the locations in which we conduct business, or if on-line gaming is permitted and conducted in any of our markets, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could materially adversely affect our business, financial condition and results of operations.

  The casino, hotel and resort industry is capital intensive and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.

        Our properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. Because of the bankruptcies, the Predecessors and Tropicana AC deferred renovations and capital improvements. We also need to make capital expenditures to comply with applicable laws and regulations.

        Renovations and other capital improvements of our properties require significant capital expenditures. In addition, renovations and capital improvements of our properties usually generate little or no cash flow until the project is completed. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we rely upon the availability of debt or equity capital to fund renovations and capital improvements and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able obtain such financing on favorable terms. Our failure to renovate our gaming properties may put us at a competitive disadvantage, which could materially adversely affect our business, financial condition and results of operations.

  Renovations and other capital improvements may disrupt our operations.

        Renovation projects may cause us to temporarily close all or a portion of our facilities to customers and disrupt service and room availability causing reduced demand, occupancy and rates. As a result, any future capital improvements projects may increase our expenses and reduce our cash flows and our revenues and, accordingly, may have a material adverse effect on our business, financial condition and results of operations.

  We may be subject to litigation resulting from our gaming, resort and dining operations which, if adversely determined, could result in substantial losses.

        We will be, from time to time, during the ordinary course of operating our businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to our properties. Certain litigation claims may not be covered entirely or at all by our insurance policies or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on our businesses. Since we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.

  We are in litigation over the use of our "Tropicana" trademark, which if adversely determined could dilute the "Tropicana" brand.

        Certain parties affiliated with the new owners of the Tropicana LV (the "Plaintiffs") filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, seeking a declaratory judgment that Tropicana LV may operate a hotel and casino under the name "Tropicana" without any interference by or payment to the Aztar or Tropicana Entertainment LLC (together the "Defendants").

        During the course of proceedings, the Plaintiffs and Defendants have each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. If the Plaintiffs are successful, our right to continued use of the "Tropicana" name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected. In the event the Plaintiffs prevail, they would also have the right to continued use of the "Tropicana" trademark in perpetuity without payment of any royalty or license fee to the Company, and their continued use of the trademark without restriction could dilute the "Tropicana" brand and be detrimental to our future properties that utilize that brand. See "Item 3.—Legal Proceedings," for further discussion.

  Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.

        We are party to 10 collective bargaining agreements with different unions. Two of the collective bargaining agreements, covering approximately 1,100 employees at Tropicana AC, will expire in fiscal 2011. There can be no assurance that we will be able to successfully negotiate new collective bargaining agreements or renegotiate the agreements currently in effect. The addition of new or changes to the existing collective bargaining agreements could cause significant increases in labor costs, which could have a material adverse effect on our businesses, financial condition and results of operations.

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

  Changes in our management team could affect our business strategy and adversely impact our performance and results of operations.

        In the last year, we have experienced significant management changes. Daniel A. Ninivaggi, the current president and principal executive officer of Icahn Enterprises, was appointed as our Interim President and Interim Chief Executive Officer effective January 6, 2011 and Lance J. Millage was promoted to Executive Vice President, Chief Financial Officer and Treasurer effective February 7, 2011. We intend to continue to focus on strengthening our management team. However, no assurances can be given that we will be successful. In addition, turnover in our management team could have a negative impact on our performance and results of operations.

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

  •
  allows that person to continue in an ownership or economic interest or receive any economic benefit; or

  •
  fails to pursue all lawful efforts to require such unsuitable person to relinquish the securities including, if necessary, the immediate (or within such other time period as prescribed by the applicable gaming authorities) purchase of such securities for the lesser of fair value or market price at the time of repurchase or fair value or market price at the time of acquisition by the unsuitable holder.

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

        We are subject to extensive regulation with respect to the ownership and operation of our gaming facilities. Federal, state and local gaming authorities require that we and our subsidiaries hold various licenses, qualifications, findings of suitability, registrations, permits and approvals. The gaming regulatory authorities have broad powers with respect to the licensing of casino operations and alcoholic beverage service and may deny, revoke, suspend, condition, or limit our gaming or other licenses, impose substantial fines, temporarily suspend casino operations, and take other actions, any one of which could adversely affect our businesses, financial condition and results of operations.

        We own, operate, or have an interest in gaming facilities located in Nevada, Indiana, Mississippi, Louisiana New Jersey and Aruba. We have obtained all material governmental licenses, qualifications, registrations, permits, and approvals necessary for the operation of our gaming facilities as operations at such facilities are presently conducted (other than certain filings of suitability and approvals with respect to recently hired employees, newly appointed directors, other key persons and persons who, as applicable, acquire in excess of certain percentages of our Common Stock). In Aruba, a casino license was applied for in 2010. However, since there was a change in directorship, we are required to resubmit the application after the background checks of our new directors are completed. However, there can be no assurance that we can obtain any new licenses, or renew any existing, licenses, qualifications, findings of suitability, registrations, permits, or approvals that may be required in the future or that existing ones will not be suspended or revoked. If we relocate or expand any of our current gaming facilities or enter new jurisdictions, we must obtain all additional licenses, qualifications, findings of suitability, registrations, permits and approvals of the applicable gaming authorities in such jurisdictions. If state regulatory authorities were to find an officer, director, owner, or other person affiliated with our operations unsuitable, we would be required to sever our relationship with that person. Gaming authorities, as well as other state regulatory authorities, may conduct similar investigations in the future in connection with new equity and debt holders. We cannot predict the outcome of these investigations or their potential impact on our businesses.

        Additionally, certain manufacturers, distributors and suppliers of gaming devices, junkets, goods or services to our gaming facilities, may be required to obtain a license, permit or registration or undergo a suitability investigation by the gaming authorities. There can be no assurance that such licenses, permits or registrations will be obtained by such vendors. The failure of any such vendors to obtain any required licenses, permits or registrations on a timely basis could materially adversely affect our business, financial condition and results of operations.

  Our operations are subject to numerous laws and regulations resulting from our presence in several states and diverse operating activities.

        In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations affecting businesses in general. We operate hotels, restaurants, entertainment facilities, parking garages, swimming pools, riverboats and other facilities connected with our core gaming business. Many of these activities are subject to federal, state and local laws and regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, in July 2006, New Jersey gaming properties, including Tropicana AC, were required to temporarily close their casinos for three days as a result of a New Jersey statewide government shutdown that affected certain New Jersey state employees required to be at casinos when they are open for business that resulted in loss of revenues. Any cessation of operations as a result of a government shutdown or similar events resulting from laws and regulations affecting businesses could materially adversely affect our business, financial condition and results of operations.

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

        The casino gaming industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant federal, state and local taxes and fees in addition to the federal and state income taxes that typically apply to corporations, and such taxes and fees could increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax laws or in the administration of such laws, including increases in tax rates, which would affect the gaming industry. Economic conditions could intensify the efforts of federal, state and local governments to raise revenues through increases in gaming taxes and fees. In addition, growing federal, state or local budget shortfalls resulting from the recent recession could prompt tax or fee increases. Any material increase in assessed taxes, or the adoption of additional taxes or fees in any of our markets could materially adversely affect our business, financial condition and results of operations.

  The risks associated with international operations could affect our ability to pursue expansion opportunities.

        We plan to develop a casino resort in Aruba, however, our development plans have not been finalized and we may decide not to proceed. In addition, international operations are subject to inherent risks including variation in local economies, currency fluctuation, greater difficulty in accounts receivable collection, trade barriers, burden of complying with a variety of international laws, and political and economic instability. Each of these risks could impair our ability to execute our business strategy and adversely affect our business.

  If we decide to proceed with the development, we could encounter problems during development, construction, renovation and refurbishment that could increase the construction costs or delay the opening of Tropicana Aruba. In addition, we may not be able to complete development of or operate Tropicana Aruba if we do not obtain all necessary permits, licenses and approvals.

        Construction projects like the development, construction, renovation and refurbishment of Tropicana Aruba are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

  •
  adverse weather conditions that damage the project or cause delays;

  •
  changes to the plans or specifications;

  •
  shortages and increased costs of energy, materials and skilled labor;

  •
  engineering problems;

  •
  labor disputes and work stoppages;

  •
  environmental issues;

  •
  fire, flooding and other natural disasters; and

  •
  geological, construction, excavation, regulatory and equipment problems.

        While we have not finalized a budget for the permanent casino project, we currently estimate that we will spend approximately $5 million on a temporary casino facility and maintenance projects during 2011. Once a budget for the permanent casino facility is developed, if the actual costs greatly exceed the budgeted amounts, we may not be able to modify the design in a manner that would enable us to remain within budget and, therefore, we may not have sufficient funds to complete the project. Failure to complete Tropicana Aruba on time or within budget could have a material adverse effect on our financial condition, results of operations, prospects and ability to satisfy our obligations. Opening

Tropicana Aruba within our anticipated time frame and remaining within budget will depend upon, among other things, the absence of any unforeseen difficulties or delays.

        In addition, certain permits, licenses and approvals necessary for the development, construction and operation of Tropicana Aruba have not yet been obtained, including a casino license. The scope of the approvals required for a project of this nature is extensive. Unexpected changes or concessions required by Aruban regulatory authorities could involve significant additional costs and result in delay in the scheduled opening of Tropicana Aruba. We may not receive the necessary licenses and approvals or obtain them within our anticipated time frame.

  Our riverboats and dockside facilities are subject to risks relating to mechanical failure, weather and regulatory compliance.

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

        Each of our riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The U.S. Coast Guard requirements establish standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.

        Except for our riverboats that have opted for alternate inspection by the American Bureau of Shipping allowed in those gaming jurisdictions where we operate that provide for such alternative inspections U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, alternative hull inspections may be approved. The U.S. Coast Guard may require that such hull inspections be conducted at a dry-docking facility, and if so required, the cost of travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the U.S. Coast Guard has allowed in-place inspections of our riverboats. The U.S. Coast Guard may not allow these types of inspections in the future. The loss of a riverboat casino from service for any period of time could materially adversely affect our business, financial condition and results of operations.

        U.S. Coast Guard regulations also require certain of our properties to prepare and follow certain security programs. In the first quarter of 2003, Casino Aztar implemented the American Gaming Association's Alternative Security Program at its riverboat casino. In January of 2007, Casino Aztar implemented the Passenger Vessel Association program and remains with this program to date. Belle of Baton Rouge applies a customized alternative security program. The American Gaming Association's Alternative Security Program is specifically designed to address maritime security requirements at riverboat casinos and their respective dockside facilities. Changes to these regulations could adversely affect our business, financial condition and results of operations.

  Noncompliance with environmental, health and safety regulations applicable to our hotels and casinos could adversely affect our results of operations.

        As the owner, operator, and developer of real property, we must address, and may be liable for, hazardous materials or contamination of these sites and any other off-site locations at which any hazardous materials that our activities generate are disposed. Our ongoing operations are subject to stringent regulations relating to the protection of the environment and handling of waste, particularly with respect to the management of wastewater from our facilities. Any failure to comply with existing laws or regulations, the adoption of new laws or regulations with additional or more rigorous compliance standards, or the more vigorous enforcement of environmental laws or regulations could limit our future opportunities and, accordingly, could materially adversely affect our business, financial condition and results of operations by increasing our expenses and limiting our future opportunities.

  Allegations of food-related illnesses could negatively affect our results from operations.

        As an operator of hotels and restaurants, we are sometimes the subject of complaints or litigation from consumers alleging food-related illness, injury, or other food quality, health or operational concerns. Food-related illnesses may be caused by a variety of food-borne pathogens, such as e-coli or salmonella, and from a variety of illnesses transmitted by restaurant workers, such as hepatitis. We cannot control all of the potential sources of illness that can be transmitted from food or our water supply. If any person becomes ill, or alleges becoming ill, as a result of eating our food, we may be liable for damages, be subject to governmental regulatory action, be forced to shut down one or more of our restaurants or properties, and/or receive adverse publicity, regardless of whether the allegations are valid or whether we are liable; all of which could materially adversely affect our business, financial condition and results of operations.

  The concentration and evolution of the slot machine manufacturing industry could impose additional costs on our operations.

        A majority of our gaming revenue is attributable to slot machines operated at our gaming facilities. It is important, for competitive reasons, that we offer popular and technologically advanced slot machine games to our customers. A substantial majority of the slot machines sold in the United States in recent years were manufactured by a limited number of companies. A deterioration in the commercial arrangements with any of these slot machine manufacturers or significant industry demand, could result in our being unable to acquire the slot machines desired by our customers or could result in manufacturers significantly increasing the cost of these machines. Going forward, the inability to obtain new and up to date slot machine games could impair our competitive position and result in decreased gaming revenues at our casinos. In addition, increases in the costs associated with acquiring slot machine games could adversely affect our profitability and, accordingly, have a material adverse effect on our business, financial condition and results of operations.

        In recent years, the prices of new slot machines have risen more rapidly than the domestic rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring gaming operators to execute participation lease arrangements for them to be able to offer such machines to patrons. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental fee. Such agreements may (depending on regulatory restrictions in the applicable jurisdiction) also include a percentage payment to the manufacturer based on the usage of the machine or the gaming company's receipts from the machine, sometimes referred to as "coin-in" or "net win" percentage payments. Generally, a slot machine participation lease is more expensive over the long term than the cost of purchasing a new slot machine. We have slot machine participation leases at each of our properties.

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

        Our casino properties may be subject to extreme weather conditions, including, but not limited to, hurricanes. In the future, such extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption. We cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period.

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

        We carry certain insurance policies that, in the event of certain substantial losses, may not be sufficient to pay the full current market value or current replacement cost of damaged property. As a result, if a significant event were to occur that is not fully covered by our insurance policies, we may lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from such property. There can be no assurance that we will not face uninsured losses pertaining to the risks we have retained. Consequently, uninsured losses may negatively affect our financial condition, liquidity and results of operations.

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

        Our casino properties use significant amounts of electricity, natural gas and other forms of energy. Substantial increases in energy and fuel prices may negatively affect our businesses, financial condition and results of operations in the future. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but the impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which would negatively impact our revenues. Further, increases in fuel prices, and resulting increases in transportation costs, could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Indebtedness

  Circumstances may arise whereby the Company may become overleveraged, which could have significant negative consequences.

        We believe that, as a result of the Plan, we have a level of debt that can be effectively serviced in accordance with our business plan. As of December 31, 2010, we had total indebtedness of approximately $130.2 million which consists primarily of our Exit Facility. Circumstances, however, may arise that could cause us to raise additional equity financing or become overleveraged, which could have significant negative consequences, including:

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

        Mr. Carl C. Icahn, the chairman of our board of directors, controlled approximately 51.5% of the outstanding shares of our Common Stock as of December 31, 2010. Mr. Icahn is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financings. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire, a majority of our outstanding Common Stock, which may adversely decrease the value of shares held by other stockholders. Furthermore, entities affiliated with Mr. Icahn are lenders under the Exit Facility and hold over 50% of the loans extended under the Exit Facility. In addition, an entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility.

  Our Common Stock is traded on the OTCQB Market, is illiquid and subject to price volatility unrelated to our operations.

        Our shares of Common Stock are currently traded on the OTCQB Market. Many institutional investors have investment policies which prohibit them from trading in stocks on the OTCQB Market. As a result, stocks traded on the OTCQB Market generally have limited trading volume and exhibit a wide spread between the bid/ask quotations than stock traded on national exchanges.

        In addition, the stock market is subject to extreme price and volume fluctuations. The market price of our Common Stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, our quarterly operating results, operating results of our competitors, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. Certain of these factors can have a significant effect on the market price for our stock for reasons that are unrelated to our operating performance.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not applicable.

ITEM 2.    PROPERTIES.

        See "Item 1.—Business—Properties and Segments" for a brief description of the location and general character of each of our properties.

  East

        Tropicana AC is situated along the Boardwalk in Atlantic City, New Jersey, on approximately 14 acres, which we own.

  Central

        Casino Aztar is a riverboat along with a hotel and entertainment complex situated on approximately 20 acres along the Ohio River in Evansville, Indiana. We own the riverboat along with 10 acres and the remaining 10 acres are leased from the City of Evansville. Under the terms of the lease, we may extend the lease term through November 30, 2040 by exercising up to seven five-year renewal options. In March 2010, we amended the Casino Aztar land lease and exercised its second of seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, we are required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent is equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 12% of the AGR in excess of $100 million. In accordance with the lease renewal, during the Successor Period, we paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015. In addition, per the terms of the lease, we have agreed to construct a pedestrian bridge to Casino Aztar as a leasehold improvement at an estimated cost of approximately $3.0 million to be completed within three years after the Effective Date.

  West

        Tropicana Laughlin is located in Laughlin, Nevada. Tropicana Laughlin is situated on approximately 31 acres, which we own.

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

  South and other

        Lighthouse Point is a dockside riverboat situated on approximately four acres in Greenville, Mississippi. We own the riverboat in which Lighthouse Point conducts its operations and lease the land on which the docking, entry and parking facilities of the casino are situated. We are required to pay an amount equal to 2% of Lighthouse Point's monthly gross gaming revenues in rent, with a minimum monthly payment of $75,000. In addition, in any given year in which Lighthouse Point's annual gross gaming revenues exceed $36.6 million, we are required to pay 8% of the excess amount as rent pursuant to the terms of the lease. The current lease expires in 2014 with an option to extend its term through 2044.

        Jubilee is a dockside riverboat situated on approximately 16 acres in Greenville, Mississippi. We own the riverboat and have a lease agreement with the City of Greenville, Mississippi, for the moorage, docking and berthing used in the operations of Jubilee. Our current lease with the City of Greenville requires annual rental payments of $420,000 which expires in August 2020 and provides us with the option of two five-year renewals.

        Belle of Baton Rouge is a dockside riverboat situated on approximately 23 acres on the Mississippi River in Baton Rouge, Louisiana. We lease certain land and buildings under separate leases, with annual payments of $0.2 million which run through 2013 with options to extend for up to 70 years. In addition, we lease a parking lot with annual rent of $0.6 million through August 2012.

        Horizon Vicksburg is a dockside riverboat situated on approximately six acres in downtown Vicksburg, Mississippi. We own the riverboat and portions of the land and assumed a lease agreement with the City of Vicksburg that permitted the development of Horizon Vicksburg and conveyed fee simple title to certain of the other land, with an automatic reversion to the City of Vicksburg after thirty years. In consideration thereof, the lease agreement provides for ongoing payments to the City of Vicksburg through 2033. Amounts required to be paid to the City of Vicksburg include (i) a fixed annual payment of $563,000, subject to adjustment to reflect increases in the Consumer Price Index, payable in monthly installments, and (ii) 1.5% of the net operating revenue (defined in the lease agreement to include revenues derived primarily from gaming, food and beverage) produced by Horizon Vicksburg, which is also payable monthly. We have entered into an agreement to sell substantially all of the assets associated with the operation of Horizon Vicksburg and expect the transaction to close in early 2011, at which time the lease agreement will be assigned to the buyer.

        Tropicana Aruba, a casino resort under development, is located in Noord, Aruba on approximately 14 acres of land which is leased through July 30, 2051. Under the terms of the land lease, the annual rent is $93,000.

  Corporate

        We also lease office space for our corporate headquarters in Las Vegas, Nevada. In addition to the property described above, we own or lease certain facilities that are not material to our operations.

ITEM 3.    LEGAL PROCEEDINGS.

Tropicana Trademark Litigation

        The Plaintiffs filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, against Aztar and TE originally seeking a declaratory judgment that Tropicana LV had the right to operate a hotel and casino under the name "Tropicana" without any interference by or payment to the Defendants. The Plaintiffs' complaint sought no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an answer and counterclaim asserting Plaintiffs' use of "Tropicana" infringes upon Defendants' rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada state court, which was granted on January 21, 2010. The parties are currently engaged in discovery.

        During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. Both motions were denied, although the Nevada state court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the trademark as a result of an agreement that is 30 years old. Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could potentially deprive the Company, as successor to TE, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement. In addition, the Company, together with its subsidiary, New Tropicana, and certain affiliates of Icahn Capital, as secured lenders to the Company, filed a complaint in the Chapter 11 Cases against the Plaintiffs, seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the "Tropicana" trademark, the Exit Facility lenders have a perfected security interest in that property, and the Nevada state court action, to the extent it seeks to assert ownership over the trademark or question the validity of the security interest, violates the automatic stay. The complaint also demands an injunction against any further efforts by the Plaintiffs to re-litigate the ownership issue, and seeks other remedies on behalf of the Exit Facility lenders. A motion by the Plaintiffs to dismiss the complaint is pending.

        If the Plaintiffs are successful in the Nevada State Court action, they would have rights to continued use of the "Tropicana" trademark in perpetuity in connection with the Las Vegas hotel and associated operations without control by the Company or payment of any royalty or license fee to the Company. Their continued use of the trademark without restriction could dilute the "Tropicana" brand and be detrimental to the Company's future properties that utilize that brand. Furthermore, if the Plaintiffs are successful in the Nevada State Court action and the Defendants and the Company are not successful in the Bankruptcy Court proceedings, the Plaintiffs may establish ownership rights and the Company's right to continued use of the "Tropicana" name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected.

Wimar and CSC Administrative Expense Claims

        On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense and priority claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from certain entities, including the Predecessors, totaling approximately $5.4 million. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also objects that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the Chapter 11 Cases, against CSC and Wimar.

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

Nevada Use Tax Refund Claims

        On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the "Department"), that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. The Predecessors had previously paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and has filed refunds for the periods from February 2000 through March 2008.

        On April 24, 2008, the Department filed a Petition for Rehearing (the "Petition") on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. As of December 31, 2010, the Company had not recorded a receivable related to this matter because the refund claims are subject to audit and it is unclear whether the Department will pursue alternative legal theories in connection with certain issues raised in the Supreme Court case in any audit of the refund claims. However, the Company is claiming the exemption on sales and use tax returns for periods subsequent to March 2008 based on the Nevada Supreme Court decision.

Bankruptcy Proceedings

        The Company was formed for the purpose of acquiring certain assets and assuming certain liabilities of the Predecessors pursuant to the Plan and to acquire Tropicana AC. For a description of the Plan and the related Chapter 11 Cases, see "Item 1—Business—Our Corporate History and Information" and "Item 15.—Exhibits and Financial Statement Schedules" for our financial statements and accompanying footnotes.

        In addition, we are party to certain lawsuits in the normal course of business. While the outcome of any such open legal proceedings cannot at this time be predicted with certainty, we do not expect these matters will materially affect our financial condition or results of operations.

ITEM 4.    RESERVED.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        Effective November 15, 2010, our Common Stock was quoted on the OTCQB Market under the symbol "TPCA.PK".

        The following table sets forth the high and low sales prices per share of our Common Stock on the OTCQB Market for the period indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	High	Low
2010
Fourth Quarter (November 15, 2010 - December 31, 2010)	$16.00	$14.00

Holders

        As of March 1, 2011, there were 94 holders of record of our Common Stock.

Dividends

        We have not paid, and do not anticipate paying in the foreseeable future, any dividends or making any distributions on our Common Stock. We have certain restrictions under the Exit Facility from paying dividends in the future. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Exit Facility."

Recent Sales of Unregistered Securities

        We did not sell any unregistered securities during the period covered in this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

        We did not repurchase any shares during the period covered in this report.

Securities Authorized for Issuance Under Equity Compensation Plans

        While we currently do not have any equity compensation plans, in connection with the Restructuring Transactions and pursuant to the Plan, on the Effective Date, 7% of our Common Stock, on a fully diluted basis, was reserved for issuance as grants of stock, restricted stock, options, or stock appreciation rights or similar equity awards in connection with a compensation plan.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data presented below has been derived from the data of the Company as of December 31, 2010 and for the period from March 8, 2010 through December 31, 2010 (the "Successor Period") and the data of the Predecessors for the period from January 1, 2010 through March 7, 2010 (the "Predecessor Period") and as of and for each of the years ended December 31, 2009, 2008, 2007 and 2006. The selected financial data of the Company presented below has been derived from the audited financial statements of the Company as of December 31, 2010 and for the Successor Period included elsewhere in the Annual Report on Form 10-K. The selected financial data of the Predecessors presented below for the Predecessor Period and as of and for the years ended December 31, 2009 and 2008 has been derived from the audited financial statements of the Predecessors included elsewhere in this Annual Report on Form 10-K. The selected financial data of the Predecessors presented below as of and for the years ended December 31, 2007 and 2006 has been derived from the audited financial statements of the Predecessors not included in this Annual Report on Form 10-K. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The historical results set forth below do not indicate results expected for any future periods. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

Selected Financial Data—Tropicana Entertainment Inc.

	Successor	Predecessors
	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010
			Discontinued Operations(a)
(in thousands, except per share data)	TEI(a)(b)	TEH	CP Vicksburg	JMBS Casino
Income Statement Data:
Net revenues	$539,032	$64,519	$1,271	$3,552
Operating income (loss)	5,300	4,421	(874)	933
Income (loss) from continuing operations, including noncontrolling interest(c)	(17,529)	2,122,179	2,287,351	2,267,643
Loss from continuing operations, attributable to Tropicana Entertainment Inc.	(17,409)
Basic and Diluted Earnings Per Share:
Loss from continuing operations, attributable to Tropicana Entertainment Inc. per share	$(0.66)
Balance Sheet Data (as of period end)(d):
Total assets	$848,892
Total debt	109,477
Total shareholders' equity	585,397

(a)
In December 2010, CP Vicksburg, a wholly owned subsidiary of the Company, entered into an agreement to sell substantially all of the assets and certain liabilities associated with the operation of the Horizon Vicksburg, in exchange for $3.25 million in cash. Accordingly, the results of operations for Horizon Vicksburg are presented as discontinued operations for the Successor Period. In addition, CP Vicksburg is one of our Predecessors. We are required to report the historical results of our Predecessors and accordingly have presented CP Vicksburg as discontinued operations in our selected financial data.

(b)
In August 2010, we purchased the Tropicana Aruba which includes a 361-unit timeshare and rental property and a casino resort under development

(c)
During the Successor Period, we recognized an impairment loss of $19.0 million related to our intangible assets and $1.7 million related to our goodwill. During the Predecessor Period, reorganization items and fresh-start adjustments were a gain of $2.1 billion, $2.3 billion and $2.3 billion at TEH, CP Vicksburg and JMBS Casino, respectively. These amounts primarily represent non-cash charges related to the adoption of fresh-start reporting as of the Effective Date.

(d)
Upon the Effective Date and following the completion of the Restructuring Transactions, we adopted fresh-start reporting in accordance with accounting guidance on reorganizations. As a result, the value of the Predecessors' assets, including intangible assets, and liabilities has been adjusted to their fair values.

Selected Financial Data—Predecessors

	Predecessor
	TEH
	Year Ended December 31,
	2009	2008	2007(a)	2006(b)
	(in thousands)
Income Statement Data:
Net revenues	$359,869	$398,862	$874,906	$244,725
Operating income (loss)(c)	(153,496)	(635,189)	(959,940)	50,342
Income (loss) from continuing operations, including noncontrolling interest(d)	(189,307)	(842,827)	(1,097,125)	23,697
Balance Sheet Data (as of period end):
Total assets	$818,212	$1,705,551	$2,674,600	$1,734,091
Total debt (excluding related party)	2,354,929	2,787,459	2,711,344	1,155,975
Total members' (deficit) equity	(1,823,939)	(1,593,677)	(544,167)	156,784

	Predecessor
	Discontinued Operations(e)
	CP Vicksburg
	Year Ended December 31,
	2009	2008	2007	2006
	(in thousands)
Income Statement Data:
Net revenues	$12,448	$24,576	$29,680	$33,599
Operating income (loss)	(7,274)	(13,199)	(4,334)	2,642
Net income (loss)(f)	(15,097)	(2,293,026)	(4,099)	1,524
Balance Sheet Data (as of period end):
Total assets	$16,731	$23,004	$34,066	$36,540
Total debt	—	—	—	—
Members' (deficit) equity	(2,283,246)	(2,268,149)	24,877	28,976

	Predecessor
	JMBS Casino
	Year Ended December 31,
	2009	2008	2007	2006
	(in thousands)
Income Statement Data:
Net revenues	$15,694	$18,981	$26,500	$27,617
Operating income (loss)	1,281	(8,981)	3,183	8,527
Net income (loss)(f)	(6,322)	(2,289,899)	3,505	8,181
Balance Sheet Data (as of period end):
Total assets	$34,969	$33,552	$41,232	$37,912
Total debt	—	—	—	—
Members' (deficit) equity	(2,258,208)	(2,251,886)	38,013	35,557

(a)
On January 3, 2007, Wimar, TEH's ultimate parent company and predecessor, acquired Aztar which included the operations of Tropicana AC, Casino Aztar, Tropicana Laughlin, a casino sold by TEH in June 2007 and another casino TEH disposed of in June 2009. In addition, Wimar contributed five of its gaming properties to TEH on January 3, 2007, which included River Palms, MontBleu, Lighthouse Point, Belle of Baton Rouge and another casino TEH no longer owned subsequent to October 2009. The results of Tropicana AC are included for the period January 3, 2007 (date of acquisition) through December 12, 2007 when TEH determined that Tropicana AC should not be consolidated, and thereafter accounted for its interest in Tropicana AC, held by the interim casino authorization trust (the "Trust"), under the cost method.

(b)
Reflects the results of Wimar.

(c)
Tropicana AC was presented as a beneficial interest in Trust in TEH's balance sheets as of December 31, 2009, 2008 and 2007. TEH's cost basis investment in Tropicana AC was adjusted to fair value which resulted in impairment charges of $154.3 million, $530.8 million and $635.9 million during the years ended December 31, 2009, 2008 and 2007, respectively.

  During the years ended December 31, 2008 and 2007, TEH recorded $97.9 million and $311.0 million, respectively, of impairment losses related to its intangible assets other than goodwill.

  During the year ended December 31, 2008, TEH recorded $27.8 million of impairment loss related to its property and equipment.

  During the year ended December 31, 2007, TEH recorded $142.4 million in impairment loss related to goodwill recognized in the acquisition of Aztar.

(d)
During the years ended December 31, 2009 and 2008, TEH recorded $27.0 million and $92.4 million, respectively, in reorganization items as a result of the Chapter 11 Cases.

(e)
In December 2010, CP Vicksburg entered into an agreement to sell substantially all of the assets and certain liabilities associated with the operation of the Horizon Vicksburg, in exchange for $3.25 million in cash. Accordingly, the results of operations for Horizon Vicksburg are presented as discontinued operations in the Successor Period. In addition, CP Vicksburg is one of our Predecessors. We are required to report the historical results of our Predecessors and accordingly have presented CP Vicksburg as discontinued operations in our selected financial data.

(f)
During the years ended December 31, 2009 and 2008, CP Vicksburg and JMBS Casino each recorded $8.0 million and $2.3 billion, respectively, in non-cash loss related to the guarantee of TEH's debt which was in default as a result of the denial by the NJCCC of TEH's qualification as a holding company for Tropicana AC.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include three casinos in Nevada, three casinos in Mississippi, and one casino in each of Indiana, Louisiana and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of December 31, 2010, our properties collectively included approximately 423,890 square feet of gaming space with 8,491 slot machines, 245 table games and 6,228 hotel rooms.

        We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. Our operations by region include the following:

  •
  East—Tropicana AC located in Atlantic City, New Jersey;

  •
  Central—Casino Aztar located in Evansville, Indiana;

  •
  West—Tropicana Laughlin located in Laughlin, Nevada; River Palms located in Laughlin, Nevada; and MontBleu located in South Lake Tahoe, Nevada; and

  •
  South and other—Belle of Baton Rouge located in Baton Rouge, Louisiana; Jubilee located in Greenville, Mississippi; Lighthouse Point located in Greenville, Mississippi; and Tropicana Aruba located in Noord, Aruba.

        In addition, we own Horizon Vicksburg in Vicksburg, Mississippi which is presented as discontinued operations in the accompanying financial statements for the Successor Period and is not included in management's discussion and analysis of financial condition and results of operations. In December 2010, CP Vicksburg, a wholly owned subsidiary of the Company, entered into an agreement to sell substantially all of the assets and certain liabilities associated with the operation of Horizon Vicksburg, in exchange for $3.25 million in cash. The transaction is subject to regulatory approval and certain other conditions precedent and it is expected to close in early 2011, although the Company can make no assurances that the conditions will be satisfied and that the sale will be consummated.

        We are a Delaware corporation that was formed on May 11, 2009 to acquire certain assets of TEH, and certain of its subsidiaries pursuant to the Plan. We also acquired CP Vicksburg, JMBS Casino and Realty, all of whom were part of the Plan.

        In addition, we acquired certain assets of Adamar, an unconsolidated subsidiary of TEH, including Tropicana AC. The Restructuring Transactions were consummated and became effective on the Effective Date, at which time we acquired Adamar and several of the Predecessors' gaming properties and related assets. Prior to the Effective Date, we conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities. The results of operations of Tropicana AC are not presented for the Predecessor Period (as defined below). The results of operations of Tropicana AC are included from the Effective Date.

        Upon the Effective Date and following the completion of the Restructuring Transactions, we adopted fresh-start reporting in accordance with accounting guidance on reorganizations. As a result, the values of the Predecessors' assets, including intangible assets, and liabilities have been adjusted to their estimated fair values on our balance sheet.

        The historical financial results of the Predecessors and Adamar are not indicative of our current financial condition or our future results of operations following the Effective Date. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

Presentation

        References in this Annual Report on Form 10-K to "Successor" refer to the Company on or after March 8, 2010, after giving effect to (i) the issuance of 12,098,053 shares of Common Stock and Ordinary Warrants in accordance with the Plan, (ii) the entering into our Exit Facility in accordance with the Plan, which included the issuance of Penny Warrants, (iii) the application of fresh-start reporting and (iv) the issuance of 12,901,947 shares of Common Stock related to the acquisition of Tropicana AC. References to "Predecessors" refer to the Predecessors prior to March 8, 2010.

        Due to the adoption of fresh-start reporting on March 8, 2010, the accompanying statements of operations and cash flows for the year ended December 31, 2010 are presented for two periods: January 1, 2010 through March 7, 2010 (the "Predecessor Period") for each of the Predecessors, and March 8, 2010 through December 31, 2010 (the "Successor Period") for the Company. The Predecessor Period reflects the historical accounting basis in the Predecessors' assets and liabilities, while the Successor Period reflects the assets and liabilities at fair value by allocating the Company's enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

        Because we conducted no business prior to March 8, 2010, we have presented the results of the Predecessors for the years ended December 31, 2009 and 2008 for comparison purposes. We refer to the Predecessors' combined prior year period as "2009 Combined," derived from the summation of the results of TEH's and JMBS Casino's year ended December 31, 2009. We refer to our year ended December 31, 2010 results as "2010 Combined," derived from the summation of the results of TEI for the Successor Period and TEH and JMBS Casino for the Predecessor Period. CP Vicksburg is excluded from 2009 Combined and 2010 Combined periods as it is classified as discontinued operations. However, CP Vicksburg is one of our Predecessors and we are required to report the historical results of our Predecessors and accordingly have presented CP Vicksburg as discontinued operations in our management's discussion and analysis of financial condition and results of operations. The discussion of our results of operations contains a comparison of our results for the 2010 Combined period and the results for the Predecessors for the 2009 Combined period. The application of fresh-start reporting did not materially affect the Company's continuing operations; however the 2010 Combined and 2009 Combined periods may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation and amortization and interest expense. The combined presentation does not comply with generally accepted accounting principles in the United States ("GAAP") or with the rules of the SEC for pro forma presentation; however, it is presented because we believe it is the most meaningful comparison of our results between periods. We have also included a comparison of the results of operations of each of the Predecessors for the years ended December 31, 2009 and 2008.

Results of Operations

        Our financial results are highly dependent upon the number of customers that we attract to our facilities and the amounts those customers spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the discretionary income of our customers, competitive factors, gaming tax increases and other regulatory changes, the opening of new gaming operations, the negative impact the Predecessors' bankruptcy filings had on our facilities, our ability to reinvest in our properties, potential future exposure for liabilities of the Predecessors that we assumed, our limited operating history, and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Historically, our operating results are the strongest in the third quarter and the weakest in the fourth quarter. In addition, favorable weather and long-weekend holidays affect our operating results.

        Revenues are one of our main performance indicators with more than 85% of net revenues generated from casino operations. Casino revenues represent the difference between wins and losses from gaming activities such as slot machines and table games. Key volume indicators include table games volumes and slot volumes, which refer to amounts wagered by our customers. Win or hold percentage represents the percentage of the amounts wagered that is won by the casino, which is not fully controllable by us, and recorded as casino revenue. Most of our revenues are cash-based, through customers wagering with cash or chips or paying for non-gaming services with cash or credit cards, and therefore are not subject to any significant or complex estimation. As a result, fluctuations in net revenues have a direct impact on cash flows from operating activities. Other performance indicators include hotel occupancy, which is a volume indicator for hotels, and the average daily rate, which is a price indicator for the amount customers paid for hotel rooms.

        The following significant factors and trends should be considered in analyzing our operating performance:

  •
  Tropicana AC.  We acquired Tropicana AC on March 8, 2010 and its operating results are included only from the Effective Date.

  •
  Fresh-Start Reporting.  As noted above, we adopted fresh-start reporting on March 8, 2010 and as a result our results of operations are not comparable to those of the Predecessors. In particular, the assets and liabilities of the Predecessors have been adjusted to fair value and certain assets and liabilities not previously recognized in the Predecessors' financial statements have been recognized under fresh-start reporting. The most significant changes are in depreciation and amortization as we recorded our property and equipment at their estimated fair values upon the Effective Date. Depreciation and amortization expense from continuing operations for the Successor Period was $35.3 million.

  •
  General Economic Conditions.  Weak economic conditions continue to adversely impact the gaming industry and the Company. We believe our guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the credit, investment and housing markets.

  •
  Cost Efficiencies.  As a result of economic conditions, the Predecessors focused on efficiency initiatives that they began implementing in early 2009. These cost saving initiatives included a reduction in the number of employees, reduced advertising and promotional expenses, and the suspension of the employer match to the 401(k) plan at certain of our properties, among other initiatives.

  •
  Debt and Interest Expense.  On December 29, 2009, we entered into a credit facility (the "Exit Facility"), which consists of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility"). The Exit Facility matures on March 8, 2013. The Term Loan Facility requires principal payments of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility does not generally require principal payments prior to the maturity date. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. On the Effective Date, the proceeds of the Term Loan Facility were used to repay certain indebtedness, including the TEH's $65 million post-petition, debtor-in-possession financing (the "DIP Credit Facility"), to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. As a result of entering into the Exit Facility, our interest expense was $26.9 million for the Successor Period, which includes $10.5 million of amortization of the related debt discount, Penny Warrants and debt issuance costs. The Exit Facility is guaranteed by substantially all our existing and future subsidiaries.

  •
  Impairment Loss.  As a result of our annual impairment test in the fourth quarter of 2010, we recognized an impairment loss of $19.0 million related to intangible assets which were recorded upon the adoption of fresh-start reporting of which $3.7 million was related to the "Tropicana" trade name, $10.5 million related to the gaming license at Casino Aztar and $4.8 million was related to the gaming license at Belle of Baton Rouge. In addition, we recognized a $1.7 million impairment of goodwill at Belle of Baton Rouge. The trade name and Baton Rouge impairments were primarily due to reduced revenue and cash flow projections while the impairment at Casino Aztar was primarily due to higher capital expenditure assumptions, lower free cash flow amounts and changes in the weighted average cost of capital which reduced the fair value of the gaming license.

    On December 12, 2007, the NJCCC denied the application of TEH to be found qualified to be a holding company of Adamar, including Tropicana AC. Prior to the Effective Date and as a result of the actions taken on December 12, 2007 by the NJCCC, TEH determined that Tropicana AC should not be consolidated subsequent to December 12, 2007. TEH thereafter accounted for its interest in Tropicana AC, held by the interim casino authorization trust (the "ICA Trust"), under the cost method. TEH's cost basis was then adjusted to fair value in accordance with accounting guidance related to accounting for certain investments in debt and equity securities. Under the accounting guidance related to the meaning of other-than-temporary impairment and its application to certain investments, cost basis investments such as our beneficial interest in Trust were evaluated for impairment under a process that results in an impairment charge reducing the cost basis to fair value when other-than-temporary impairment exists. The estimated fair value of the beneficial interest in Trust declined to $200.0 million which was based on the $200 million credit bid by the lenders under a senior credit facility (the "Credit Facility") comprised of a $1.53 billion senior secured term loan and a $180 million senior secured revolving credit facility entered into in January 2007, resulting in impairment charges at TEH of $154.3 million during year ended December 31, 2009.

  •
  Acquisitions.  On August 31, 2010 we purchased an approximately 361-unit timeshare casino resort in Aruba, including the unsold fractional timeshares attached to such property, a temporary casino currently not in operation and an unfinished permanent casino structure. The Company renamed the property Tropicana Aruba Resort & Casino. We are currently operating the timeshare facilities, intend to open a temporary casino in 2011 and are currently developing a permanent casino. However, our development plans have not been finalized and we may decide not to proceed.

    On October 28, 2010, we bought out the minority owner (the "Minority Owner") of Greenville Riverboat, LLC, our subsidiary that owns Lighthouse Point. The Minority Owner received $2.5 million in cash, and exercised appraisal rights, requesting an additional $3.2 million payment for its minority interest. The Company intends to contest any additional payment for the minority interest, however there can be no assurance that the Company will not be required to make an additional payment to the Minority Owner.

Year ended December 31, 2010 compared to year ended December 31, 2009 (2010 Combined compared to 2009 Combined)

        The following table presents detail of our net revenues (in thousands):

	Successor(a)	Predecessors(a)
	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010			Year ended December 31, 2009
			Discontinued Operations			Discontinued Operations
	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Revenues:
Casino	$487,891	$55,416	$1,189	$3,498	$308,794	$11,188	$15,822
Rooms	87,872	7,101	86	45	39,574	895	326
Food and beverage	74,844	9,306	75	78	56,030	924	388
Other	22,137	1,559	16	30	12,845	263	192

Gross revenues	672,744	73,382	1,366	3,651	417,243	13,270	16,728
Less promotional allowances	(133,712)	(8,863)	(95)	(99)	(57,374)	(822)	(1,034)

Net revenues	$539,032	$64,519	$1,271	$3,552	$359,869	$12,448	$15,694

(a)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010.

        The following table sets forth certain information concerning our results of operations by region (dollars in thousands):

	Successor(b)	Predecessors(b)
	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010			Year ended December 31, 2009
			Discontinued Operations			Discontinued Operations
	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Net revenues:
East	$257,431	$—	$—	$—	$—	$—	$—
Central	98,466	22,432	—	—	120,190	—	—
West	104,072	25,999	—	—	146,411	—	—
South and other	79,024	16,043	1,271	3,552	93,265	12,448	15,694
Corporate	39	45	—	—	3	—	—

Total net revenues	$539,032	$64,519	$1,271	$3,552	$359,869	$12,448	$15,694

Operating income (loss):
East	$15,170	$—	$—	$—	$—	$—	$—
Central	5,296	4,691	—	—	16,997	—	—
West	5,434	1,731	—	—	(2,744)	—	—
South and other	(1,375)	2,603	(874)	933	13,828	(7,274)	1,281
Corporate	(19,225)	(4,604)	—	—	(27,277)	—	—
Impairment of beneficial interest in Trust	—	—	—	—	(154,300)	—	—

Total operating income (loss)	$5,300	$4,421	$(874)	$933	$(153,496)	$(7,274)	$1,281

Operating income (loss) margin(c):
East	5.9%	—	—	—	—	—	—
Central	5.4%	20.9%	—	—	14.1%	—	—
West	5.2%	6.7%	—	—	(1.9)%	—	—
South and other	(1.7)%	16.2%	(68.8)%	26.3%	14.8%	(58.4)%	8.2%
Total operating income (loss) margin	1.0%	6.9%	(68.8)%	26.3%	(42.7)%	(58.4)%	8.2%

(b)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly for results related to depreciation, amortization and interest expense.

(c)
Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

  Net Revenues

        In the East region, net revenues were $257.4 million for the Successor Period, all of which were attributable to the acquisition of Tropicana AC. The 2009 Combined period does not include the results of operations of Tropicana AC. For the year ended December 31, 2010, the Atlantic City market experienced a year over year decline in casino revenue of 9.6% compared to the year ended December 31, 2009.

        In the Central region, net revenues for the 2010 Combined period increased 0.6% when compared to the 2009 Combined period primarily due to a 0.5 point increase in the slot hold percent. New slot product and marketing initiatives at Casino Aztar have shown a positive result for the Central region. The occupancy rate for the 2010 Combined period at our property was 74.7%, which was flat compared to the 2009 Combined period. The average daily room rate at our property was $78 for the 2010 Combined period, a 5.5% increase over the 2009 Combined period. Casino Aztar's market has experienced an overall market decline in casino revenue of 3.3% in the year ended December 31, 2010 compared to the year ended December 31, 2009.

        In the West region, net revenues for the 2010 Combined period were 11.2% lower than the 2009 Combined period. This decrease was driven by a 15.5% decline in slot volumes, an 11.0% decline in table game volumes and a 4.3 percentage point decline in the occupancy rate for the 2010 Combined period compared to the 2009 Combined period. The average daily room rate for the West region was $40 for the 2010 Combined period, a 1.4% decrease from the 2009 Combined period. Net revenues in the West region continue to be negatively impacted by the deterioration of casino revenue in the Laughlin and South Lake Tahoe markets resulting from the continuing economic slowdown and reduced consumer discretionary spending. Based on the most recent market data available, the Laughlin market as a whole witnessed a decline in casino revenue of 2.1% for the year ended December 31, 2010 when compared to the year ended December 31, 2009. For the year ended December 31, 2010, the South Lake Tahoe market experienced a decline in casino revenue of 6.3% compared to the year ended December 31, 2009.

        In the South and other region, net revenues from continuing operations for the 2010 Combined period were 9.5% lower than the 2009 Combined period. This decrease was driven by a 12.7% decline in slot volumes, a 16.0% decline in table game volumes and a 23.4% decline in the average daily rate for the 2010 Combined period compared to the 2009 Combined period. The average daily room rate for the South and other region was $66 for the 2010 Combined period. The decline in net revenues in the South and other region was primarily attributable to decreases in net revenues resulting from the continuing economic slowdown, reduced consumer discretionary spending and a re-branding of the hotel at the Belle of Baton Rouge which has eliminated our participation in a nationally recognized reservations system. The Baton Rouge market has experienced an overall market decline in casino revenue of 8.2% for the year ended December 31, 2010 compared to the year ended December 31, 2009.

  Operating Income

        In the East region, the Successor Period includes operating income of $15.2 million attributable to the acquisition of Tropicana AC.

        In the Central region, operating income for the 2010 Combined period decreased compared to the 2009 Combined period. This decrease included an impairment loss related to the gaming license intangible asset of $10.5 million in the 2010 Combined period offset by decreased depreciation and amortization expense due to the lower valuation of our fixed assets under fresh-start reporting. Excluding the impairment loss and the decrease in depreciation and amortization expense the operating income improved by 1.7% related to an increase in net revenues and a decrease in insurance expense and property taxes between the 2010 Combined and 2009 Combined periods.

        In the West region, operating income for the 2010 Combined period increased compared to the 2009 Combined period. The increase in the West region's operating income was primarily related to decreased depreciation and amortization expense. In addition, during the Successor Period the amortization of the unfavorable lease liability, recognized as a result of fresh-start reporting, reduced rent expense at MontBleu contributing to the overall improved operating income in the 2010 Combined period compared to the 2009 Combined period. Excluding depreciation and amortization expense from the West region, the operating results for the 2010 Combined period decreased approximately 5.6% compared to the 2009 Combined period due to decreased revenues and continued weak economic conditions.

        In the South and other region, the operating income from continuing operations decreased 85.7% in the 2010 Combined period compared to the 2009 Combined period. This decrease can be attributed to the reduced net revenues, impairments related to goodwill and gaming license intangible assets of $1.7 million and $4.8 million, respectively, and increased food and beverage costs primarily related to higher food costs for seafood as well as increased repair and maintenance expense at Belle of Baton Rouge.

        An impairment charge of $154.3 million was recognized at TEH during the year ended December 31, 2009 to reduce the cost basis investment in the beneficial interest in Trust to its fair value. The estimated fair value of the beneficial interest in Trust declined to $200.0 million at December 31, 2009, which was based on the $200 million credit bid by the lenders under the Credit Facility.

  Interest Expense

        Interest expense for the Successor Period was $26.9 million. The interest expense was related to our Exit Facility, which was funded on March 8, 2010, bears interest at 15% per annum and was issued at a 7% discount. Cash paid for interest expense was $16.3 million for the Successor Period. TEH's interest expense for the Predecessor Period was $2.0 million related to TEH's DIP Credit Facility and cash paid for interest was $2.0 million for the same period. For the year ended December 31, 2009, TEH's interest expense of $14.0 million was related to the TEH's DIP Credit Facility.

  Income Taxes

        Income tax benefit was $3.2 million for the Successor Period and our effective income tax rate was 15.3%. The difference between the federal statutory rate of 35% and the effective tax rate for the Successor Period was primarily related to the goodwill impairments, state income taxes (net of federal benefit), and the establishment of a valuation allowance. TEH's income tax benefit was $26.7 million for the Predecessor Period and the effective income tax rate was (1.3)%. The difference between the federal statutory rate of 35% and the effective tax rate for Predecessor Period was primarily due to reorganization charges at TEH, for which no tax benefit was recognized. For the year ended December 31, 2009, TEH's effective income tax rate was 2.6%. The difference between the federal statutory rate of 35% and TEH's effective income tax rate for the year ended December 31, 2009 was primarily due to Tropicana AC interest inclusions, changes in TEH's valuation allowance and the impairment charge related to the beneficial interest in Trust.

  Net Income (Loss)

        Net loss for the Successor Period was $20.9 million, which was impacted by impairment losses of $20.7 million, of which $19.0 million related to our intangible assets and $1.7 million related to our goodwill.

        Net income for the Predecessor Period was $2.1 billion for TEH, which was impacted by a net gain of $2.1 billion related to reorganization items as a result of the discharge of debt and liabilities subject to compromise. Net loss for TEH for the year ended December 31, 2009 was $234.5 million, which included an impairment charge of $154.3 million, loss from discontinued operations of $41.0 million and net expenses of $27.0 million related to reorganization items.

        Net income for the Predecessor Period was $2.3 billion for CP Vicksburg, which was impacted by a net gain of $2.3 billion related to reorganization items as a result of the discharge of debt and liabilities subject to compromise. Net loss for CP Vicksburg for the year ended December 31, 2009 was $15.1 million, including an $8.0 million loss related to the guarantee of affiliate debt. CP Vicksburg is included in discontinued operations for the Successor Period.

        Net income for the Predecessor Period was $2.3 billion for JMBS Casino, which was impacted by a net gain of $2.3 billion related to reorganization items as a result of the discharge of debt and liabilities subject to compromise. Net loss for JMBS Casino for the year ended December 31, 2009 was $6.3 million, including an $8.0 million loss related to the guarantee of affiliate debt.

Year ended December 31, 2009 compared to year ended December 31, 2008 (Predecessors)

        As previously noted, we are required to report certain historical results of the Predecessors in this report. The results of TEH, CP Vicksburg and JMBS Casino, are not indicative of our current financial condition or our future results of operations.

  Comparison of the year ended December 31, 2009 to December 31, 2008—TEH

        The results of operations presented below are reported by TEH's operating segments. TEH's management viewed each city in which TEH's casino properties were located as an operating segment. The Lake Tahoe segment was comprised of MontBleu; the Laughlin segment was comprised of Tropicana Laughlin and River Palms; the Greenville segment was comprised of Lighthouse Point; the Evansville segment was comprised of Casino Aztar; and the Baton Rouge segment was comprised of the Belle of Baton Rouge.

        The following table highlights the results of operations for TEH by segment (dollars in thousands):

	Year Ended December 31, 2009	Percent Change	Year Ended December 31, 2008
Net revenues:
Lake Tahoe	$42,180	(16)%	$50,166
Laughlin	104,231	(15)%	122,919
Greenville	13,678	(20)%	17,165
Evansville	120,190	(1)%	121,059
Baton Rouge	79,587	(9)%	87,475
Other revenues	3	(96)%	78

Net revenues	$359,869	(10)%	$398,862

Operating costs and expenses:
Lake Tahoe	$44,925	(44)%	$79,653
Laughlin	108,440	(9)%	118,915
Greenville	13,793	(20)%	17,244
Evansville	103,193	(34)%	156,461
Baton Rouge	65,644	(39)%	108,464
Other operating costs and expenses	177,370	(68)%	553,314

Total operating costs and expenses	$513,365	(50)%	$1,034,051

Operating income (loss):
Lake Tahoe	$(2,745)	n/m	$(29,487)
Laughlin	(4,209)	n/m	4,004
Greenville	(115)	n/m	(79)
Evansville	16,997	n/m	(35,402)
Baton Rouge	13,943	n/m	(20,989)
Other operating loss	(177,367)	n/m	(553,236)

Operating loss	(153,496)	n/m	(635,189)

Interest expense, net	(13,960)	n/m	(185,638)
Other income	—	n/m	5,000
Reorganization items, net	(26,997)	n/m	(92,377)
Income tax benefit	5,146	n/m	65,377

Loss from continuing operations, including noncontrolling interest	$(189,307)	n/m	$(842,827)

n/m—Not meaningful.

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

  •
  the temporary closure of Belle of Baton Rouge as a result of Hurricane Gustav in September 2008; and

  •
  various cost saving efficiency initiatives implemented to improve operating results.

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

  Lake Tahoe, Nevada

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

  Laughlin, Nevada

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

  Greenville, Mississippi

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

  Evansville, Indiana

        Net revenues decreased to $120.2 million for the year ended December 31, 2009 as compared to $121.1 million for the year ended December 31, 2008. The decrease in net revenue was primarily due to a 15% increase in promotional allowances, a 1% decline in hotel room revenue and a 3% decline in food and beverage revenue. Room revenues were impacted by a decrease in the average room rate to $73 in the year ended December 31, 2009 as compared to $80 in the year ended December 31, 2008 while room occupancy increased to 75% from 69% in the same periods.

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

  Baton Rouge, Louisiana

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

        Interest expense, net.    Interest expense, net decreased to approximately $14.0 million in the year ended December 31, 2009 as compared to approximately $185.6 million in the year ended December 31, 2008 primarily due to the bankruptcy filing on May 5, 2008. As a result of the bankruptcy filing, TEH did not make any payments on pre-petition debt obligations except adequate protection payments that included interest from May 5, 2008 through December 31, 2008 on a senior secured credit facility comprised of a $1.53 billion senior secured term loan and a $180 million senior secured revolving credit facility and interest from May 5, 2008 through February 15, 2009 on a $440 million senior secured loan as ordered by the Bankruptcy Court. In addition, debt issuance costs amortization decreased to approximately $4.0 million in the year ended December 31, 2009 as compared to $26.1 million in the year ended December 31, 2008 as TEH ceased amortization of debt issuance costs related to pre-petition debt obligations and wrote off the unamortized balance of all debt issuance costs related to the issuance of $960.0 million aggregate principal amount of 9 5/8% Senior Subordinated Notes to reorganization items in 2008. Also included in interest expense in the year ended December 31, 2008 was approximately $15.0 million to adjust the interest rate swap agreements to their fair value.

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

  Comparison of the year ended December 31, 2009 to December 31, 2008—CP Vicksburg (Discontinued Operations)

        In December 2010, CP Vicksburg entered into an agreement to sell substantially all of the assets and certain liabilities associated with the operation of the Horizon Vicksburg. Accordingly, the results of operations for Horizon Vicksburg are presented as discontinued operations in the accompanying consolidated financial statements for the Successor Period. We are required to report the historical results of our Predecessors and have accordingly presented CP Vicksburg noting it as discontinued operations in our management's discussion and analysis of financial condition and results of operations.

        The following table highlights the results of operations for CP Vicksburg (dollars in thousands):

	Discontinued Operations
	Year ended December 31, 2009	Percent change	Year ended December 31, 2008
Net revenues	$12,448	(49)%	$24,576
Total operating costs and expenses	19,722	(48)%	37,775
Operating loss	(7,274)	n/m	(13,199)
Net loss	(15,097)	n/m	(2,293,026)

n/m—Not meaningful.

        Net revenues of approximately $12.4 million for the year ended December 31, 2009 decreased 49% as compared to $24.6 million for the year ended December 31, 2008 primarily as a result of new competition in the market and reduced discretionary customer spending due to the continued economic slowdown. In October 2008, a new competitor opened a $100 million casino-hotel in Vicksburg and another competitor completed an expansion which added two additional restaurants in September 2008, a VIP lounge in July 2008 and increased its gaming space and added a covered parking garage in May 2008, all of which have negatively impacted our operating results and market share. In addition, as of December 31, 2009, Washington Street Bridge in downtown Vicksburg had been closed since January 2009 with no scheduled date of repair. This closure affected the accessibility to Horizon Vicksburg as Washington Street is the most direct route from Interstate 20 and is also the primary connection from Horizon Vicksburg to its competitors. Due to the factors mentioned above, 2009 casino revenues of approximately $11.2 million decreased $11.9 million over 2008, hotel room revenues decreased $0.6 million in 2009 and food and beverage revenues also decreased $1.9 million over 2008. Offsetting the decrease in casino, room and food and beverage revenues was a $2.5 million reduction in year-over-year promotional allowances. Room revenues were also impacted by a decrease in the average room rate to $51 in the year ended December 31, 2009 as compared to $72 in the year ended December 31, 2008 while room occupancy decreased to 40% from 49% in the same periods.

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

        CP Vicksburg incurred a net loss of approximately $15.1 million for the year ended December 31, 2009 as compared to a net loss of $2.3 billion for the prior year period. The net loss in both periods resulted from the factors mentioned above and an $8.0 million non-cash charge in the current year compared to a $2.3 billion non-cash charge in the prior year. The non-cash charges related to CP

Vicksburg's guarantee of TEH's debt which was in default as a result of the denial by the NJCCC of TEH's qualification as a holding company for Tropicana AC.

  Comparison of the year ended December 31, 2009 to December 31, 2008—JMBS Casino

        The following table highlights the results of operations for JMBS Casino (dollars in thousands):

	Year Ended December 31, 2009	Percent change	Year Ended December 31, 2008
Net revenues	$15,694	(17)%	$18,981
Total operating costs and expenses	14,413	(48)%	27,962
Operating income (loss)	1,281	n/m	(8,981)
Net loss	(6,322)	n/m	(2,289,899)

n/m—Not meaningful.

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

        JMBS Casino incurred a net loss of approximately $6.3 million for the year ended December 31, 2009 as compared to a net loss of $2.3 billion for the prior year. The net loss in both periods resulted from the factors mentioned above and an $8.0 million non-cash charge in the current year compared to a $2.3 billion non-cash charge in the prior year. The non-cash charges related to JMBS Casino's guarantee of TEH's debt which was in default as a result of the denial by the NJCCC of TEH's qualification as a holding company for Tropicana AC.

Liquidity and Capital Resources

        Our cash flows are and will continue to be affected by a variety of factors, many of which are outside of our control, including regulatory restrictions, competition, financial markets and other general business conditions. On the Effective Date, we repaid the DIP Credit Facility with the Term Loan Facility as discussed below. We believe that we will have sufficient liquidity through anticipated borrowing availability, available cash, trade credit and cash flow from our properties to fund our cash requirements and capital expenditures for at least twelve months. We will endeavor to fund capital expenditures for maintenance of our properties through future improvements in operating results and increased borrowing availability for at least twelve months. However, we cannot provide assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations as our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions. In addition, we continually evaluate our financing needs and we may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

        Our material cash requirements for 2011 are expected to include (i) principal and interest payments related to our Exit Facility of $1.3 million and $19.6 million, respectively, (ii) capital maintenance expenditures expected to be between $40 million and $50 million, (iii) minimum lease payments under our operating leases of $7.3 million and (iv) construction and development costs related to Tropicana Aruba which is currently in the planning and design stages. While we have not finalized our development plans related to Tropicana Aruba, we currently estimate that we will spend approximately $5 million on a temporary casino facility and maintenance projects during 2011.

        The following table summarizes our historical cash flows (in thousands):

	Successor(a)	Predecessors(a)
	Period from March 8, 2010 through December 30, 2010	Period from January 1, 2010 through March 7, 2010			Year ended December 31, 2009
			Discontinued Operations			Discontinued Operations
	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Cash Flow Information:
Net cash provided by (used in) operating activities	$32,270	$1,923	$6	$1,000	$(27,583)	$(1,397)	$3,270
Net cash (used in) provided by investing activities	(28,832)	(1,057)	3	(11)	(10,638)	(534)	(248)
Net cash (used in) provided by financing activities	(2,520)	38,014	—	—	2,573	—	(2,500)

Net increase (decrease) in cash and cash equivalents	$918	$38,880	$9	$989	$(35,648)	$(1,931)	$522

(a)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

        For the Successor Period net cash provided by operating activities included the results of Tropicana AC. Cash paid for interest expenses was $16.3 million and $2.0 million for the Successor Period and Predecessor Period, respectively. In the year ended December 31, 2009, TEH's cash paid for interest was $31.9 million. Interest expense for TEH in the Predecessor Period and year ended December 31, 2009 period is related to the DIP Credit Facility which had an interest rate of 13.3% on an outstanding balance of $65.2 million, which was repaid in full on March 8, 2010. In addition, TEH paid approximately $37.5 million in reorganization items as a result of the Chapter 11 Cases during the year ended December 31, 2009.

        Net cash used in investing activities in the Successor Period consisted primarily of $17.3 million for capital expenditures in addition to $12.0 million for the Tropicana Aruba acquisition. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures in the 2010 Combined period were higher than 2009 Combined period due to capital expenditures at Tropicana AC, which were not included in the 2009 Combined period.

        Net cash used in financing activities in the Successor Period consisted primarily of $2.5 million to acquire the noncontrolling interest in Greenville Riverboat, LLC. Other items include amounts related to the repayment of debt and proceeds from the exercise of the Penny Warrants. In TEH's Predecessor Period, net cash provided by financing activities consisted of $120.9 million of net proceeds from the Exit Facility which was used to repay certain indebtedness, including $65.2 million related to the DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay $1.5 million for fees and expenses related to the Exit Facility and for other general corporate purposes.

  Exit Facility

        On December 29, 2009, we entered into the Exit Facility, which consists of (i) the $130 million Term Loan Facility and (ii) the $20 million Revolving Facility. The Term Loan Facility was funded on the Effective Date and matures on March 8, 2013. The Term Loan Facility requires mandatory principal payments of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility requires no mandatory borrowing or principal payments. Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders of the Exit Facility. On the Effective Date, the proceeds of the Term Loan Facility were used to repay certain indebtedness, including the TEH's DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company is required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of the Company. Entities affiliated with Carl C. Icahn, Chairman of our board of directors, are lenders under the Ext Facility and hold more than 50% of the loans extended under the Exit Facility.

        The Exit Facility, as amended in February 2011, contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 2.00 to 1.00 (other than (i) for the quarter ended December 31, 2010, which has no requirement and (ii) for each of the quarters in the year ending December 31, 2011, which requires compliance with a ratio of not less than 1.00 to 1.00), and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants are tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against the Company or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses, and (vi) the bankruptcy or insolvency of the Company or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. After giving effect to the amendment to the Exit Facility that amended the fixed charge coverage ratio to the levels described above, the Company was in compliance with these covenant requirements at December 31, 2010.

        Our interest expense for the Successor Period was $26.9 million, which includes $10.5 million of amortization of the related debt discount, Penny Warrants and debt issuance costs. As a result of entering into the Exit Facility, we experienced a significant increase in interest expense in 2010 compared to 2009.

Liquidity and Capital Resources—Predecessors

        The liquidity and capital resources of the Predecessors were significantly affected by the Chapter 11 Cases, which resulted in limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result, the Predecessors were not permitted to make any payments on its pre-petition liabilities without prior Bankruptcy Court approval. The Predecessors incurred significant losses from operations prior to, and during the bankruptcy proceedings. Also, the Predecessors had an accumulated deficit as of December 31, 2009 and 2008. In addition, TEH was in bankruptcy and its ability to finance operations was dependent on its DIP Credit Facility. These conditions, among other factors, raised substantial doubt about the Predecessors' ability to continue as going concerns at December 31, 2009.

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

        During the year ended December 31, 2009, TEH's total capital expenditures were approximately $10.9 million for maintenance capital expenditures and various other projects. TEH's capital expenditures for the year ended December 31, 2009 were approximately $17.5 million lower than the prior year period due to TEH's reduced capital spending in 2009 in response to current market conditions and as a result of TEH's Chapter 11 Cases.

        For the year ended December 31, 2009, cash flows used in operating activities at CP Vicksburg were approximately $1.4 million and $0.5 million was used to fund capital expenditures.

        For the year ended December 31, 2009, JMBS Casino generated cash flows from operating activities of $3.3 million, of which approximately $0.2 million was used to fund capital expenditures and $2.5 million was loaned to TEH during 2009 to help fund general corporate purposes. The loan accrued interest at the rate of 12.0% per annum and had a maturity date of January 1, 2015. No principal or interest payments were required to be made under the loan until its maturity. On the Effective Date, JMBS Casino's loan to TEH was cancelled.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

        The following table summarizes our material future contractual obligations as of December 31, 2010 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt(a)	$1,339	$128,787	$44	$—	$130,170
Estimated interest payment on debt(b)	19,609	23,022	—	—	42,631
Operating leases	7,255	13,183	10,921	57,324	88,683
Purchase obligations(c)	7,855	1,771	22	—	9,648

Total	$36,058	$166,763	$10,987	$57,324	$271,132

(a)
The Exit Facility provides for a stated maturity date of March 8, 2013.

(b)
Estimated interest payment on debt is based on principal amounts outstanding and the interest rate at December 31, 2010 and required principal payments through the maturity of the debt.

(c)
Includes commitments for various contracts, including advertising, maintenance contracts and service agreements.

Critical Accounting Policies

        Management's discussion and analysis of our results of operations and liquidity and capital resources is based on our financial statements. We prepare our financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies require that we apply significant judgment in determining the estimates and assumptions for calculating estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows.

        We believe the following items are the critical accounting policies and more significant estimates and assumptions used in the preparation of our financial statements. These accounting policies conform to the accounting policies contained in our financial statements contained elsewhere in this Annual Report on Form 10-K.

  Business Combinations

        The Company accounts for business combinations in accordance with guidance related to business combinations using the purchase method of accounting for business combinations, which requires that the assets acquired and liabilities assumed be recorded on the date of acquisition at their respective fair value and the identification and recognition of intangible assets separately from goodwill. Additionally, the guidance requires, among other things, the buyer to: (1) expense acquisition-related costs; (2) recognize assets or liabilities assumed arising from contractual contingencies on the acquisition date using acquisition-date fair values; (3) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (4) recognize on the acquisition date any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (5) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, the guidance requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense.

  Fresh-Start Reporting

        The adoption of fresh-start reporting results in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values and the predecessor's accumulated deficit is eliminated. In adopting fresh-start reporting, the Company was required to determine its enterprise value, which represents the fair value of the entity before considering its interest bearing debt.

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

        Our annual impairment testing for goodwill is performed at the reporting unit level and each of our casino properties is considered to be a reporting unit. The annual goodwill impairment testing utilizes a two step process. In the first step, we compare the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with indications provided by the current valuation multiples of comparable publicly traded companies. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds it fair value, then the goodwill of the reporting unit is considered impaired and we proceed to the second step of the goodwill impairment test. In the second step, we determine the implied value of the reporting unit's goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        Our indefinite-lived intangible assets which include our "Tropicana" trade name and certain gaming licenses are not subject to amortization but are tested for impairment annually. The annual impairment test for our indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of our trade name is estimated using the relief from royalty method of the income approach which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee, and a discount rate. The fair value of our gaming licenses is estimated using the Greenfield method of the discounted cash flow approach which is the function of the cost to build a new casino operation, the build out period, projected cash flows attributed to the casino once operational, and a discount rate.

        Our definite life intangible assets include customer lists and favorable lease arrangements. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.

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

  CRDA Investment

        The CRDA deposits made by Tropicana AC are carried at cost less a valuation allowance because they have to be used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. The valuation allowance is established by a charge to the statement of operations as part of general and administrative expense at the time the obligation is incurred to make the deposit unless there is an agreement with the CRDA for a return of the deposit at full face value. If the CRDA deposits are used to purchase CRDA bonds, the valuation allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the valuation allowance is transferred to those investments and remains a valuation allowance. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less a valuation allowance.

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

  Customer Loyalty Program

        The Company provides certain customer loyalty programs (the "Programs") at its casinos, which allow customers to redeem points earned from their gaming activity for cash, food, beverage, rooms or merchandise. Under the Programs, customers are able to accumulate points which may be redeemed in the future, subject to certain limitations and the terms of the Programs. The Company records a liability for the estimated cost of the outstanding points under the Programs that it believes will ultimately be redeemed. The estimated cost of the outstanding points under the Programs is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, the Company accrues this cost (after consideration of estimated redemption rates) as they are earned, which is included in promotional allowances. For points that may only be redeemed for goods or services but cannot be redeemed for cash, the Company estimates the cost and accrues for this expense as the points are earned from gaming play, which is recorded as casino operating costs and expenses.

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

  Recently Issued Accounting Standards

        In April 2010, accounting guidance was updated regarding the accounting for casino base jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying the jackpot, but jackpot liabilities should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The effect of the guidance should be recorded as a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company adopted the updated guidance on the Effective Date and the adoption did not have a material impact on the Company's financial statements.

        In January 2010, accounting guidance was updated regarding fair value measurements and disclosures. The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Company adopted the new accounting guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company's financial statements.

        In June 2009, accounting standards were issued regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. TEH adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material effect on TEH's financial statements.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        Our Interim Chief Executive Officer and Interim President (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of December 31, 2010. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2010, the Company's internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2011 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2011 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2011 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2011 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2011 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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
2.2
Amended and Restated Purchase Agreement, dated as of November 20, 2009, among Adamar of New Jersey, Inc., Manchester Mall, Inc., the Honorable Gary S. Stein, Tropicana Entertainment, LLC, Ramada New Jersey Holdings Corporation, Atlantic-Deauville, Inc., Adamar Garage Corporation, Ramada New Jersey, Inc., Credit Suisse, Tropicana Entertainment Inc., Tropicana Atlantic City Corp., and Tropicana AC Sub Corp (Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K; the Registrant will furnish supplementally a copy of the omitted schedules to the SEC upon request.). (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)
3.1	Amended and Restated Certificate of Incorporation of Tropicana Entertainment Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
3.2	Second Amended and Restated Bylaws of Tropicana Entertainment Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 2011)
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
10.2
Credit Agreement, dated as of December 29, 2009 among Tropicana Entertainment Inc., the lenders party thereto from time to time and Icahn Agency Services LLC, as administrative agent and as collateral agent. (Incorporated by reference to the Company's Post-Effective Amendment No. 1 to Form 10 dated January 25, 2010)
10.2(A)
Amendment No. 1 to Credit Agreement, dated as of February 28, 2011, among Tropicana Entertainment Inc., the lenders party thereto and Icahn Agency Services LLC, as administrative agent and as collateral agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 4, 2011)
10.3	Contract of Lease, dated as of August 29, 1982, between Cohn Realty Co. and Jazz Enterprises, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.3(A)	Amendment of Lease, dated as of August 4, 1993, between Cohn Realty Co. and Jazz Enterprises, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.4	Second Amended and Restated Lease Agreement, entered into and made on October 27, 2010, between Greenville Marine Corporation and Lighthouse Point, LLC.
10.5
Amended and Restated Master Agreement of Purchase and Sale, dated as of October 22, 2003, between the City of Vicksburg and Columbia Properties Vicksburg. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.6
Dockage Agreement, dated as of December 29, 1992, between Greenville Yacht Club and the Cotton Club of Greenville. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.6(A)
First Amendment to Dockage Agreement, dated as of April 2, 1993, between Greenville Yacht Club and the Cotton Club of Greenville. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.6(B)
Second Amendment to Dockage Agreement, dated as of July 27, 1995, between Greenville Yacht Club and the Cotton Club of Greenville. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.6(C)
Third Amendment to Dockage Agreement, dated as of December 22, 1997, between Greenville Yacht Club and Alpha Gulf Coast, Inc, d/b/a Bayou Caddy's Jubilee Casino. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.6(D)
Assignment of Yacht Club Dockage Agreement and License Agreement, dated as of December 17, 1997, between Greenville Casino Partners, LP and Alpha Gulf Coast, Inc, d/b/a Bayou Caddy's Jubilee Casino. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.6(E)
Consent Agreement, dated as of February 22, 2002, between JMBS Casino, LLC and Greenville Casino Partners, L.P. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.6(F)
Fourth Amendment to Dockage Agreement, dated as of June 17, 2002, between Greenville Yacht Club and the JMBS Casino, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

Exhibit Number	Exhibit Description
10.7	Lease Agreement, dated as of April 1, 1993, between City of Greenville and Cotton Club of Greensville, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.7(A)
Assignment of Agreement Granting Moorage and other Rights, dated as of March 14, 2002, between Greenville Casino Partners, L.P. and JMBS Casino, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.7.1
Agreement Granting Moorage, Dockage, Berthing and other Rights, dated as of April 1, 1993, between City of Greenville and Cotton of Greenville. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.7.1(A)
Assignment of Agreement Granting Moorage, Dockage, Berthing and other Rights, dated as of March 14, 2002, between Greenville Casino Partners, L.P. and JMBS Casino, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.8
Charter Party Agreement, dated as of January 20, 1995, between Greenville Riverboat, LLC and Caruthersville Riverboat Entertainment, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.8(A)
First Amendment to Charter Party Agreement, dated as of September 24, 2003 between Caruthersville Riverboat Entertainment, Inc. and Greenville Riverboat, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.8(B)
Second Amendment to Charter Party Agreement, dated as of May 23, 2005, between St. Louis Riverboat Entertainment Inc. and Greenville Riverboat, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.8(C)
Third Amendment to Charter Party Agreement, dated as of May 13, 2009 by and between St. Louis Riverboat Entertainment Inc. and Greenville Riverboat, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10. 9
Evansville Riverboat Landing Lease, dated as of May 2, 1995, by and among the City of Evansville, Indiana and Aztar Indiana Gaming Company, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.9(A)
Amendment to Evansville Riverboat Landing Lease, effective as of December 1, 2001, by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.9(B)
Second Amendment to Evansville Riverboat Landing Lease, dated as of August 27, 2003, by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.9(C)
Memorandum of Understanding, dated as of December 21, 2004, by and among City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.9(D)
Memorandum of Understanding, dated as of March 15, 2005, by and among City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

Exhibit Number	Exhibit Description
10.9(E)	Memorandum of Understanding, dated as of May 12, 2005, by and among City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.9(F)
Memorandum of Understanding, dated as of June 7, 2005, by and among City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.9(G)
Third Amendment to Evansville Riverboat Landing Lease, dated as of July 19, 2005, by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.9(H)	Fourth Amendment to Lease Agreement dated March 2, 2010 by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC, and New Tropicana OpCo, Inc.
10.10
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

Exhibit Number	Exhibit Description
10.15	Agreement remaining in effect until September 14, 2009 and from year to year thereafter by and between Adamar of New Jersey, Inc., d/b/a Tropicana Casino and Resort and Unite Here Local 54. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.16
Memorandum of Understanding for the period covering May 1, 2006 through April 30, 2011 by and between Marina Associates; Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Resort's International Holdings, L.L.C., f/a Atlantic City Hilton; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68; NJ Regional Council of Carpenters, Local Union 623 and Painters & Allied Trades District Council 711 (Union Agreement—Local 711—Painters). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.17
Memorandum of Understanding for the period covering May 1, 2006 through April 30, 2011 by and between Marina Associates; Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Resort's International Holdings, L.L.C., f/a Atlantic City Hilton; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68; NJ Regional Council of Carpenters, Local Union 623 and Painters & Allied Trades District Council 711 (Union Agreement—Local 623—Carpenters). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.18
Memorandum of Understanding for the period covering May 1, 2006 through April 30, 2011 by and between Marina Associates; Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Resort's International Holdings, L.L.C., f/a Atlantic City Hilton; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68; NJ Regional Council of Carpenters, Local Union 623 and Painters & Allied Trades District Council 711 (Union Agreement—Local 68—Operating Engineers). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.19
Collective Bargaining Agreement between International Union of Operating Engineers Local 68-68A-68B, AFL-CIO and Tropicana Casino and Resort for the period covering May 1, 2006 through April 30, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.20
Agreement for the period covering July 1, 2001 and continuing until June 30, 2006 and from year to year thereafter by and between Tropicana Casino & Entertainment Resort and International Union of Operating Engineers Local 66-68A-68B affiliated with the AFL-CIO, and International Alliance of Theatrical Stage Employees and Motion Picture Machine Operators of the United States of America, Local 917. (IATSE CBA). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.21
Amended and Restated Net Lease Agreement by and between Park Cattle Co. and Desert Palace, Inc. dated January 1, 2000. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

Exhibit Number	Exhibit Description
10.21(A)	Amendment and Reservation of Rights Regarding MontBleu dated April 2, 2008 by and between Park Cattle Co. and Columbia Properties Tahoe, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.21(B)
MontBleu Lease Amendment No. 2 by and between Park Cattle Co. and Columbia Properties Tahoe, LLC, dated June 12, 2009. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.21(C)
MontBleu Lease Amendment No. 3 by and between the Edgewood Companies and Columbia Properties Tahoe, LLC, made effective May 10, 2010. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.22
Purse Enhancement Agreement dated August 13, 2008 by and between New Jersey Sports & Exposition Authority and Adamar of New Jersey, Inc. d/b/a Tropicana Casino and Resort, as a member of the Casino Association of New Jersey. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.23
Lease Agreement dated June 25, 2010 by and between JMBS Casino, LLC and the City of Greenville, Mississippi. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.24
Securities Purchase Agreement, dated as of August 31, 2010, among New Tropicana Opco, Inc., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II L.P. and Icahn Partners Master Fund III L.P. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 2, 2010)
10.25
Agreement and Plan of Merger, dated as of September 10, 2010, among Greenville Riverboat, LLC and Lighthouse Point, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 15, 2010)
10.26
Asset Purchase Agreement, dated as of December 1, 2010, by and among Delta Investments & Development, LLC, as purchaser, and Columbia Properties Vicksburg, LLC, as seller. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 7, 2010)
10.26(A)
Indemnification Agreement, dated as of December 1 2010, by and among Delta Investments & Development, LLC, and Tropicana Entertainment Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 7, 2010)
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

Date: March 11, 2011	TROPICANA ENTERTAINMENT INC.
	By:	/s/ LANCE J. MILLAGE Name: Lance J. Millage Title: Executive Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL A. NINIVAGGI Daniel A. Ninivaggi	Interim Chief Executive Officer, Interim President and Director (Principal Executive Officer)	March 11, 2011
/s/ LANCE J. MILLAGE Lance J. Millage	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 11, 2011
/s/ CARL C. ICAHN Carl C. Icahn	Director	March 11, 2011
/s/ DANIEL A. CASSELLA Daniel A. Cassella	Director	March 11, 2011
/s/ STEPHEN H. DECKOFF Stephen H. Deckoff	Director	March 11, 2011
/s/ HUNTER C. GARY Hunter C. Gary	Director	March 11, 2011
/s/ JAMES L. NELSON James L. Nelson	Director	March 11, 2011
/s/ DANIEL H. SCOTT Daniel H. Scott	Director	March 11, 2011

Audit • Tax • Advisory
Grant Thornton LLP 100 W Liberty Street, Suite 770 Reno, NV 89501-1965
T 775.786.1520 F 775.786.7091 www.GrantThornton.com

Report of Independent Registered Public Accounting Firm

Board of Directors
Tropicana Entertainment Inc. (the "Successor") and Tropicana Entertainment Holdings, LLC, Columbia Properties Vicksburg, LLC, JMBS Casino, LLC (the "Predecessors") (collectively, the "Company")

        We have audited the accompanying balance sheet of Tropicana Entertainment Inc. as of December 31, 2010 (Successor), and the related statements of operations, changes in shareholders' equity/members' equity (deficit), and cash flows for the period from January 1, 2010 through March 7, 2010 (Predecessors) and the period from March 8, 2010 through December 31, 2010 (Successor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tropicana Entertainment Inc. as of December 31, 2010 (Successor), and the results of its operations and its cash flows for the period from January 1, 2010 through March 7, 2010 (Predecessors) and the period from March 8, 2010 through December 31, 2010 (Successor) in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Reno, Nevada
March 14, 2011

Grant Thornton LLP
U.S. member firm of Grant Thornton International Ltd

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tropicana Entertainment Inc., the successor of Tropicana Entertainment Holdings, LLC

        We have audited the accompanying consolidated balance sheet of Tropicana Entertainment Holdings, LLC (the "Company") as of December 31, 2009 and the related consolidated statements of operations, changes in members' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company was in bankruptcy, had negative working capital as of December 31, 2009 and has incurred significant losses from operations during reorganization. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The December 31, 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In addition, as more fully described in Note 3, the Company's plan of reorganization became effective on March 8, 2010 and will require the Company to adopt fresh start reporting which may result in changes to the amounts of assets and liabilities as reported prior to the Company's emergence from bankruptcy.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tropicana Entertainment Inc.

        We have audited the accompanying balance sheet of Columbia Properties Vicksburg, LLC (the "Company") as of December 31, 2009 and the related statements of operations, changes in members' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company was in bankruptcy, had negative working capital as of December 31, 2009 and has incurred significant losses from operations during reorganization. These conditions, among other factors, raise substantial doubt about the Company's ability to continue as a going concern. The December 31, 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In addition, as more fully described in Note 3, the Company's plan of reorganization became effective on March 8, 2010 and will require the Company to adopt fresh start reporting which may result in changes to the amounts of assets and liabilities as reported prior to the Company's emergence from bankruptcy.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Tropicana Entertainment Inc.

        We have audited the accompanying balance sheet of JMBS Casino, LLC (the "Company") as of December 31, 2009 and the related statements of operations, changes in members' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company was in bankruptcy and has incurred significant losses from operations during reorganization. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The December 31, 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. In addition, as more fully described in Note 3, the Company's plan of reorganization became effective on March 8, 2010 and will require the Company to adopt fresh start reporting which may result in changes to the amounts of assets and liabilities as reported prior to the Company's emergence from bankruptcy.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 31, 2010

TROPICANA ENTERTAINMENT INC.

BALANCE SHEETS

(amounts in thousands)

	Successor	Predecessors
	December 31, 2010	December 31, 2009
			Discontinued Operations
	Tropicana Entertainment Inc.	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
ASSETS
Current assets:
Cash and cash equivalents	$154,442	$50,904	$2,372	$3,844
Restricted cash	18,494	2,772	—	—
Receivables, net	38,855	14,514	31	22
Due from affiliates	—	4,790	139	579
Inventories	4,360	1,749	—	—
Prepaid expenses and other assets	11,675	9,017	244	231
Assets held for sale	4,653	—	—	—

Total current assets	232,479	83,746	2,786	4,676
Property and equipment, net	448,046	423,650	10,558	16,229
Beneficial interest in Trust	—	200,000	—	—
Goodwill	24,928	16,802	590	8,432
Intangible assets, net	79,739	73,888	320	20
Investments	33,271	—	—	—
Receivable from affiliate	—	—	9,798	10,976
Reserve related to receivable from affiliate	—	—	(7,478)	(5,451)
Other assets, net	30,429	20,126	157	87

Total assets	$848,892	$818,212	$16,731	$34,969

LIABILITIES AND SHAREHOLDERS' EQUITY/MEMBERS' DEFICIT
Current liabilities not subject to compromise:
Current portion of long-term debt	$1,339	$65,669	$—	$—
Liabilities related to assets held for sale	1,671	—	—	—
Accounts payable	57,021	24,639	577	450
Due to affiliates	—	2,897	2,601	767
Accrued expenses and other current liabilities	67,115	30,175	2,145	1,277
Notes payable to affiliate guarantors	—	7,000	—	—

Total current liabilities not subject to compromise	127,146	130,380	5,323	2,494
Long-term debt, net—related party	108,138	—	—	—
Other long-term liabilities	8,711	31,891	1,950	—
Deferred tax liabilities	19,500	29,980	—	—

Total liabilities not subject to compromise	263,495	192,251	7,273	2,494
Liabilities subject to compromise	—	2,449,900	3,455	1,434
Liabilities subject to compromise—guarantee of affiliate debt	—	—	2,289,249	2,289,249

Total liabilities	263,495	2,642,151	2,299,977	2,293,177
Commitments and contingencies (Note 17)
Shareholders' equity/Members' deficit:
Predecessors members' deficit	—	(1,842,035)	(2,283,246)	(2,258,208)

Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at December 31, 2010	263	—	—	—
Additional paid-in capital	605,999	—	—	—
Accumulated deficit	(20,865)	—	—	—

Tropicana Entertainment Inc. shareholders' equity	585,397	—	—	—
Noncontrolling interest	—	18,096	—	—

Total shareholders' equity/members' deficit	585,397	(1,823,939)	(2,283,246)	(2,258,208)

Total liabilities and shareholders' equity/members' deficit	$848,892	$818,212	$16,731	$34,969

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERTAINMENT INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Successor	Predecessors
	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010			Year ended December 31, 2009			Year ended December 31, 2008
			Discontinued Operations			Discontinued Operations			Discontinued Operations
	Tropicana Entertainment Inc.	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
Revenues:
Casino	$487,891	$55,416	$1,189	$3,498	$308,794	$11,188	$15,822	$336,031	$23,072	$21,802
Room	87,872	7,101	86	45	39,574	895	326	47,091	1,506	368
Food and beverage	74,844	9,306	75	78	56,030	924	388	60,705	2,779	409
Other	22,137	1,559	16	30	12,845	263	192	17,132	557	287

Gross revenues	672,744	73,382	1,366	3,651	417,243	13,270	16,728	460,959	27,914	22,866
Less promotional allowances	(133,712)	(8,863)	(95)	(99)	(57,374)	(822)	(1,034)	(62,097)	(3,338)	(3,885)

Net revenues	539,032	64,519	1,271	3,552	359,869	12,448	15,694	398,862	24,576	18,981

Operating costs and expenses:
Casino	207,045	22,559	622	1,087	145,488	7,752	6,637	143,714	11,931	7,981
Room	25,273	2,819	62	24	20,282	926	210	21,099	918	230
Food and beverage	33,867	5,373	81	13	30,042	621	21	31,651	485	61
Other	7,805	1,081	7	—	5,638	3	—	7,275	5	157
Marketing, advertising and promotions	52,929	2,199	78	72	17,851	714	720	28,279	2,220	1,321
General and administrative	100,933	14,327	673	764	78,826	3,388	3,451	80,980	4,346	4,569
Maintenance and utilities	49,657	5,628	248	227	20,674	1,317	1,002	22,729	1,738	1,143
Depreciation and amortization	35,330	6,112	374	432	40,234	2,402	2,372	40,809	3,438	2,314
Impairment charges and other write-downs	19,162	—	—	—	154,330	2,599	—	657,515	9,999	358
Goodwill impairment	1,731	—	—	—	—	—	—	—	—	8,300
Reserve related to receivable from affiliate	—	—	—	—	—	—	—	—	2,695	1,528

Total operating costs and expenses	533,732	60,098	2,145	2,619	513,365	19,722	14,413	1,034,051	37,775	27,962

Operating income (loss)	5,300	4,421	(874)	933	(153,496)	(7,274)	1,281	(635,189)	(13,199)	(8,981)
Other income (expense):
Interest expense	(26,886)	(2,005)	—	(2)	(13,960)	—	—	(185,914)	—	—
Interest income	881	11	40	103	—	241	438	276	402	330
Other income	—	—	—	—	—	—	—	5,000	1,010	—
Loss related to guarantee of affiliate debt	—	—	—	—	—	(8,010)	(8,010)	—	(2,281,239)	(2,281,239)

Total other income (expense)	(26,005)	(1,994)	40	101	(13,960)	(7,769)	(7,572)	(180,638)	(2,279,827)	(2,280,909)

Income (loss) from continuing operations before reorganization items and income taxes.	(20,705)	2,427	(834)	1,034	(167,456)	(15,043)	(6,291)	(815,827)	(2,293,026)	(2,289,890)
Reorganization items, net	—	2,093,098	2,288,185	2,266,609	(26,997)	(54)	(31)	(92,377)	—	(9)

Income (loss) from continuing operations before income taxes	(20,705)	2,095,525	2,287,351	2,267,643	(194,453)	(15,097)	(6,322)	(908,204)	(2,293,026)	(2,289,899)
Income tax benefit	3,176	26,654	—	—	5,146	—	—	65,377	—	—

Income (loss) from continuing operations, including noncontrolling interest	(17,529)	2,122,179	2,287,351	2,267,643	(189,307)	(15,097)	(6,322)	(842,827)	(2,293,026)	(2,289,899)
Loss from discontinued operations, net	(3,456)	—	—	—	(40,955)	—	—	(206,361)	—	—

Net income (loss), including noncontrolling interest	(20,985)	2,122,179	2,287,351	2,267,643	(230,262)	(15,097)	(6,322)	(1,049,188)	(2,293,026)	(2,289,899)
Less net (income) loss attributable to noncontrolling interests	120	845	—	—	(4,193)	—	—	(2,242)	—	—

Net income (loss)	$(20,865)	$2,123,024	$2,287,351	$2,267,643	$(234,455)	$(15,097)	$(6,322)	$(1,051,430)	$(2,293,026)	$(2,289,899)

Net loss attributable to Tropicana Entertainment Inc.:
Loss from continuing operations	$(17,409)
Loss from discontinued operations, net	(3,456)

Net loss	$(20,865)

Basic and diluted loss per common share attributable to Tropicana Entertainment Inc.:
Loss from continuing operations	$(0.66)
Loss from discontinued operations, net	(0.13)

Net loss	$(0.79)

Weighted-average common shares outstanding:
Basic and diluted	26,313

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERTAINMENT INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/MEMBERS' EQUITY (DEFICIT)

(amounts in thousands)

	Successor						Predecessors
										Discontinued Operations

										Columbia Properties Vicksburg, LLC
							Tropicana Entertainment Holdings, LLC Members' Equity (Deficit)				JMBS Casino, LLC
	Tropicana Entertainment Inc.
									Total Members' Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity		Noncontrolling Interest		Members' Equity (Deficit)	Members' Equity (Deficit)
Balances, December 31, 2007 (Predecessors)	$—	$—	$—	$—	$—	$—	$(556,150)	$11,983	$(544,167)	$24,877	$38,013
Net income (loss)	—	—	—	—	—	—	(1,051,430)	2,242	(1,049,188)	(2,293,026)	(2,289,899)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	(322)	(322)	—	—

Balances, December 31, 2008 (Predecessors)	—	—	—	—	—	—	(1,607,580)	13,903	(1,593,677)	(2,268,149)	(2,251,886)
Net income (loss)	—	—	—	—	—	—	(234,455)	4,193	(230,262)	(15,097)	(6,322)

Balances, December 31, 2009 (Predecessors)	—	—	—	—	—	—	(1,842,035)	18,096	(1,823,939)	(2,283,246)	(2,258,208)
Net income (loss)	—	—	—	—	—	—	2,123,024	(845)	2,122,179	2,287,351	2,267,643

Balances, March 7, 2010 (Predecessors)	—	—	—	—	—	—	280,989	17,251	298,240	4,105	9,435
Elimination of Predecessors equity	—	—	—	—	—	—	(280,989)	(17,251)	(298,240)	(4,105)	(9,435)
Issuance of 12,098,053 shares of common stock and 3,750,000 Ordinary Warrants upon emergence from Chapter 11	121	305,883	—	306,004	1,288	307,292	—	—	—	—	—
Issuance of 1,312,500 Penny Warrants in connection with Exit Facility	—	19,464	—	19,464	—	19,464	—	—	—	—	—

Balances, March 7, 2010 (Successor)	121	325,347	—	325,468	1,288	326,756	—	—	—	—	—
Issuance of 12,901,947 shares of common stock in connection with Tropicana AC acquisition	129	281,999	—	282,128	—	282,128	—	—	—	—	—
Issuance of 1,312,500 shares of common stock for Penny Warrants exercised	13	—	—	13	—	13	—	—	—	—	—
Acquisition of noncontrolling interest	—	(1,347)	—	(1,347)	(1,168)	(2,515)	—	—	—	—	—
Net loss	—	—	(20,865)	(20,865)	(120)	(20,985)	—	—	—	—	—

Balances, December 31, 2010 (Successor)	$263	$605,999	$(20,865)	$585,397	$—	$585,397	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERTAINMENT INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessors
	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010			Year ended December 31, 2009			Year ended December 31, 2008
			Discontinued Operations			Discontinued Operations			Discontinued Operations
	Tropicana Entertainment Inc.	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
Cash flows from operating activities:
Net income (loss), including noncontrolling interest	$(20,985)	$2,122,179	$2,287,351	$2,267,643	$(230,262)	$(15,097)	$(6,322)	$(1,049,188)	$(2,293,026)	$(2,289,899)
Adjustments to reconcile net income (loss), including noncontrolling interest, to net cash provided by (used in) operating activities
Non-cash reorganization items and fresh-start reporting adjustments	—	(2,098,064)	(2,288,191)	(2,266,614)	—	—	—	—	—	—
Gain from disposal of discontinued operations, net	—	—	—	—	(255,198)	—	—	—	—	—
Depreciation and amortization (including discontinued operations)	35,891	6,112	374	432	43,327	2,402	2,372	52,433	3,438	2,314
Amortization of debt discount and debt issuance costs	10,542	137	—	—	3,970	—	—	26,087	—	—
Impairment charges and other write-downs (including discontinued operations)	20,212	—	—	—	582,278	2,599	—	879,435	9,999	358
Goodwill impairment	1,731	—	—	—	—	—	—	—	—	8,300
Write-off of debt issuance costs, reorganization items	—	—	—	—	—	—	—	47,059	—	—
Reserve related to receivable from affiliate	—	—	—	—	—	—	—	—	2,404	1,321
Deferred income tax benefit from discontinued operations	—	—	—	—	(145,241)	—	—	(38,239)	—	—
Deferred income tax	(7,159)	(30,838)	—	—	(488)	—	—	(92,057)	—	—
Change in fair value of interest rate swaps	—	—	—	—	—	—	—	16,389	—	—
Loss related to guarantee of affiliate debt	—	—	—	—	—	8,010	8,010	—	2,281,239	2,281,239
Changes in current assets and current liabilities:
Receivables, net	(6,867)	2,942	8	(79)	2,500	(11)	24	13,114	48	(10)
Inventories, prepaids and other assets	2,030	1,698	34	47	3,089	126	106	(1,174)	400	241
Accrued interest	(1)	(239)	—	—	(9,820)	—	—	43,171	—	—
Accounts payable, accrued expenses and other liabilities	5,243	(1,994)	(479)	(432)	(14,060)	(835)	(133)	43,642	(1,844)	(954)
Due from affiliates	—	(672)	934	3	(1,694)	1,828	(672)	9,296	(3,028)	(866)
Other	(8,367)	662	(25)	—	(5,984)	(152)	—	11,237	(152)	—

Net cash provided by (used in) operating activities before reorganization items	32,270	1,923	6	1,000	(27,583)	(1,130)	3,385	(38,795)	(522)	2,044
Liabilities subject to compromise	—	—	—	—	—	(267)	(115)	—	3,722	1,549

Net cash provided by (used in) operating activities	32,270	1,923	6	1,000	(27,583)	(1,397)	3,270	(38,795)	3,200	3,593

Cash flows from investing activities:
Additions of property and equipment	(17,316)	(1,057)	—	(11)	(10,871)	(534)	(248)	(28,335)	(336)	(1,295)
Tropicana Aruba acquisition, net of $71 cash acquired	(11,958)	—	—	—	—	—	—	—	—	—
Distribution from beneficial interest in Trust	—	—	—	—	—	—	—	11,591	—	—
Other	442	—	3	—	233	—	—	234	(31)	155

Net cash (used in) provided by investing activities	(28,832)	(1,057)	3	(11)	(10,638)	(534)	(248)	(16,510)	(367)	(1,140)

Cash flows from financing activities:
Proceeds from issuance of debt	—	120,900	—	—	8,010	—	—	77,000	—	—
Repayments of debt	(400)	(65,311)	—	—	(1,420)	—	—	(984)	—	—
Restricted cash	382	(16,075)	—	—	2,882	—	—	14,778	—	—
Acquisition of noncontrolling interest	(2,515)	—	—	—	—	—	—	—	—	—
Payment of financing costs	—	(1,500)	—	—	(9,399)	—	—	(4,681)	—	—
Proceeds from exercise of Penny Warrants	13	—	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	(322)	—	—
Receivable from affiliate	—	—	—	—	2,500	—	(2,500)	4,500	(2,000)	(2,500)

Net cash (used in) provided by financing activities	(2,520)	38,014	—	—	2,573	—	(2,500)	90,291	(2,000)	(2,500)

Net increase (decrease) in cash and cash equivalents	918	38,880	9	989	(35,648)	(1,931)	522	34,986	833	(47)
Increase in cash and cash equivalents related to Tropicana AC acquisition	58,014	—	—	—	—	—	—	—	—	—
(Increase) decrease in cash and cash equivalents related to assets held for sale	(1,488)	—	—	—	9,683	—	—	5,358	—	—
Cash and cash equivalents, beginning of period	96,998	50,904	2,372	3,844	76,869	4,303	3,322	36,525	3,470	3,369

Cash and cash equivalents, end of period	$154,442	$89,784	$2,381	$4,833	$50,904	$2,372	$3,844	$76,869	$4,303	$3,322

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$16,345	$1,964	$—	$5	$31,876	$—	$—	$135,322	$—	$—
Cash paid for reorganization items	—	3,916	6	7	37,489	54	31	38,080	—	9
Cash received related to reorganization items	—	1	—	—	146	—	—	862	—	—
Cash paid for income taxes	1,644	—	—	—	952	—	—	—	—	—
Cash refunds received for income taxes, net	—	—	—	—	—	—	—	22,095	—	—
Interest reserved on receivable from affiliate	—	—	—	—	—	—	—	—	291	207
Supplemental disclosure of non-cash items:
Common stock and Ordinary Warrants issued in exchange for discharge of liabilities subject to compromise	—	307,292	—	—	—	—	—	—	—	—
Common stock issued in connection with acquisition of Tropicana AC	282,128	—	—	—	—	—	—	—	—	—
Property and equipment financed by debt	—	—	—	—	1,200	—	—	99	—	—
Debt assumed by Tropicana LV	—	—	—	—	320	—	—	—	—	—

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BACKGROUND

  Organization

        Tropicana Entertainment Inc. (the "Company," "TEI," "we," "us," or "our"), a Delaware corporation, is an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include three casinos in Nevada, three casinos in Mississippi, and one casino in each of Indiana, Louisiana and New Jersey. The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The current operations of the Company, by region, include the following:

  •
  East—Tropicana Casino and Resort, Atlantic City ("Tropicana AC") located in Atlantic City, New Jersey;

  •
  Central—Casino Aztar Evansville ("Casino Aztar") located in Evansville, Indiana;

  •
  West—Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") located in Laughlin, Nevada; River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada; and MontBleu Casino Resort & Spa ("MontBleu") located in Lake Tahoe, Nevada; and

  •
  South and other—Belle of Baton Rouge ("Belle of Baton Rouge") located in Baton Rouge, Louisiana; Bayou Caddy's Jubilee Casino ("Jubilee") located in Greenville, Mississippi; Lighthouse Point Casino ("Lighthouse Point") located in Greenville, Mississippi and Tropicana Aruba Resort & Casino ("Tropicana Aruba") located in Noord, Aruba.

        In addition, the Company owns Horizon Vicksburg Casino ("Horizon Vicksburg") in Vicksburg, Mississippi, which is presented as discontinued operations in the accompanying statements of operations for the Successor Period while the assets and liabilities are presented as held for sale in the accompanying balance sheet as of December 31, 2010 as a result of the asset purchase agreement entered into on December 1, 2010.

  Background

        The Company was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Company also acquired Columbia Properties Vicksburg, LLC ("CP Vicksburg"), JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("Realty", collectively with CP Vicksburg and JMBS Casino, the "Affiliate Guarantors"), all of whom were part of the same plan of reorganization (the "Plan") as TEH (collectively, the "Predecessors"). In addition, the Company acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, pursuant to an amended and restated asset purchase agreement, including Tropicana AC.

        On May 5, 2008 (the "Petition Date"), the Predecessors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time the Company acquired Adamar and several of the Predecessors' gaming properties and related assets. Adamar was not a party to the Predecessors' bankruptcy. The results of operations of Tropicana AC are not presented for the

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND BACKGROUND (Continued)

Predecessor Period (as defined below). The results of operations of Tropicana AC are included in the Successor Period (as defined below). Prior to March 8, 2010, the Company conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.

        Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company acquired the Predecessors in exchange for (i) the issuance of 12,098,053 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), and warrants to purchase an additional 3,750,000 shares of Common Stock (the "Ordinary Warrants") in accordance with the Plan and (ii) the entering into new debt in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of our Common Stock at $0.01 per share (the "Penny Warrants"). As a result of the reorganization the Company also applied fresh-start reporting. Additionally, on the Effective Date, certain subsidiaries of the Company acquired Tropicana AC, and the lenders under the TEH Senior Secured Credit Facility ("Credit Facility") each received their pro rata share of 12,901,947 shares of the Company's Common Stock in exchange for their Credit Bid (Note 8). As a result, on the Effective Date, Carl C. Icahn, Chairman of our Board of Directors, became the beneficial owner of approximately 47.5% of the Company's common stock. Subsequent to March 8, 2010, Mr. Icahn increased his ownership and on November 15, 2010, Carl C. Icahn became the beneficial owner of approximately 51.5% of the Company's common stock.

        On August 31, 2010, the Company through a subsidiary, purchased all of the issued and outstanding shares of capital stock of Tropicana Entertainment Cayman Holdings Co. Ltd., formerly known as Icahn Fund Sub 1D Ltd. ("Cayman Company"), a Cayman Islands exempt company with limited liability, for a total purchase price of approximately $12.0 million, of which approximately $10.3 million was allocated to intangible assets relating to a favorable land lease arrangement. Cayman Company was an entity controlled by Carl C. Icahn. Pursuant to the Securities Purchase Agreement, the Company indirectly acquired all of the membership interests of Cayman Company's wholly owned subsidiary Abura Development Corp. VBA, a limited liability company created and existing under the laws of Aruba, Netherlands Antilles, which in June 2010 was acquired out of bankruptcy The Aruban Resort & Casino at Eagle Beach, an approximately 360-unit timeshare casino resort in Aruba, including the unsold fractional timeshares attached to such property, a temporary casino currently not in operation and an unfinished permanent casino structure. The Company renamed the property Tropicana Aruba Resort & Casino. In accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805"), the purchase price was allocated to the fair values of the assets acquired and liabilities assumed which were determined by the Company's management after input from an independent third party valuation expert. The purchase price allocation is preliminary and subject to refinement and completion within one year of the acquisition date as provided under ASC 805.

        On September 10, 2010, Greenville Riverboat, LLC ("Greenville Riverboat") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lighthouse Point, LLC ("Lighthouse"), a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, Greenville Riverboat merged with and into Lighthouse, with Lighthouse as the surviving company (the "Merger"). Upon consummation of the Merger, which occurred on October 28, 2010 immediately following Mississippi Gaming Commission approval, Lighthouse became the owner of the property and other assets associated with the operation of Lighthouse Point. Under the Merger Agreement, the

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND BACKGROUND (Continued)

minority owner (the "Minority Owner") of Greenville Riverboat received $2.5 million in January 2011, subject to the exercise of its appraisal rights. The Minority Owner exercised its appraisal rights with respect to the Merger under Mississippi law and has requested $3.2 million as additional payment for its minority interest. The Company intends to contest any additional payment for its minority interest, however there can be no assurance that the Company will not be required to make an additional payment.

        On December 1, 2010, the Company, through CP Vicksburg, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Delta Investments & Development, LLC ("Delta") pursuant to which it agreed to sell substantially all of the assets associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash and the assumption by Delta of certain liabilities associated with Horizon Vicksburg. The transaction is subject to regulatory approval and certain other conditions precedent, as set forth in the Asset Purchase Agreement, and is expected to close in early 2011, although the Company can make no assurances when or if the conditions will be satisfied and the sale will be consummated.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        References to "Successor" refer to the Company on or after March 8, 2010. References to "Predecessors" refer to the Predecessors prior to March 8, 2010. The accompanying statements of operations, shareholders' equity/members' deficit and cash flows for the year ended December 31, 2010 are presented for two periods: January 1, 2010 through March 7, 2010 (the "Predecessor Period") and March 8, 2010 through December 31, 2010 (the "Successor Period"). The Predecessor Period reflects the historical accounting basis in the Predecessors' assets and liabilities, while the Successor Period reflects assets and liabilities at fair value by allocating the Company's enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

        As discussed in Note 1, on December 1, 2010, the Company entered into an agreement to sell substantially all of the assets of Horizon Vicksburg and as a result its operations are presented as discontinued operations in the accompanying statements of operations for the Successor Period while the assets and liabilities are presented as held for sale in the accompanying balance sheet as of December 31, 2010. Additionally, we are required to report the historical results of the Predecessors in our financial statements and have accordingly presented CP Vicksburg, one of our Predecessors and the owner and operator of Horizon Vicksburg, noting it as discontinued operations throughout our financial statements and notes thereto.

        As of the Effective Date, the Company adopted the "fresh start" provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively, as of such Effective Date. Certain of these values differed materially from the values recorded on the Predecessors' balance sheets as of December 31, 2009. In addition, the Company's accounting practices and policies may not be the same as that of the Predecessors. For all of these reasons, the Company's financial statements for periods subsequent to the Effective Date are not comparable with the Predecessors' prior periods.

        For the periods prior to the Effective Date, the accompanying financial statements of the Predecessors have been prepared in accordance with accounting guidance for financial reporting by

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

entities in reorganization under the bankruptcy code. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the accompanying balance sheets as of December 31, 2009 and are classified as liabilities subject to compromise at the estimated amounts of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the accompanying statements of operations. Cash received and payments for reorganization items are disclosed separately in the accompanying statements of cash flows.

  Principles of Consolidation

        The accompanying financial statements include the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Noncontrolling interest in the financial statements of the Company represents the noncontrolling equity ownership of Greenville Riverboat prior through October 28, 2010, the date the Merger was consummated, for the Successor Period. The noncontrolling interest of Greenville Riverboat prior to the Merger was allocated in accordance with the terms of the Greenville Riverboat operating agreement which was based upon an assumed liquidation of Lighthouse Point.

        The accompanying financial statements for TEH include TEH, its majority-owned subsidiaries and Realty. Noncontrolling interest in the financial statements of TEH represents the noncontrolling equity interest ownership of Greenville Riverboat and Realty as of December 31, 2009 and for the Predecessor Period and the years ended December, 31, 2009 and 2008. The noncontrolling equity ownership of Realty represents 100% of the earnings of Realty prior to the Effective Date. In accordance with accounting guidance related to the consolidation of variable interest entities, the consolidated financial statements of TEH included Realty, a variable interest entity of which TEH was the primary beneficiary and was required to be consolidated. Upon the Effective Date, Realty became a subsidiary of the Company. In addition, Greenville Riverboat was not a debtor in the Predecessors Chapter 11 Cases as it did not guarantee TEH's pre-petition debt.

  Significant Accounting Policies

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in our financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the impairment of long-lived assets, intangible assets, CRDA investments, enterprise value allocations made in connection with fresh-start reporting, fair values of acquired assets and liabilities, self-insured liability reserves, customer loyalty program reserves, contingencies, litigation, claims, assessments and loss contingencies. Actual results could differ from these estimates.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Business Combinations

        The Company accounts for business combinations in accordance with guidance related to business combinations using the purchase method of accounting for business combinations, which requires that the assets acquired and liabilities assumed be recorded on the date of acquisition at their respective fair value and the identification and recognition of intangible assets separately from goodwill. Additionally, the guidance requires, among other things, the buyer to: (1) expense acquisition-related costs; (2) recognize assets or liabilities assumed arising from contractual contingencies on the acquisition date using acquisition-date fair values; (3) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (4) recognize on the acquisition date any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (5) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, the guidance requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense.

  Fresh-Start Reporting

        The adoption of fresh-start reporting results in a new reporting entity. Under fresh-start reporting, all assets and liabilities are recorded at their estimated fair values and the predecessor's accumulated deficit is eliminated. In adopting fresh-start reporting, the Company was required to determine its enterprise value, which represents the fair value of the entity before considering its interest bearing debt.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash, cash on hand in the casino cages, certificates of deposit, money market funds and other highly liquid investments with original maturities of three months or less.

  Restricted Cash

        Restricted cash at December 31, 2010 consisted primarily of funds invested in approved money market funds. These funds were restricted by the Bankruptcy Court in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases. As of December 31, 2009, restricted cash consisted of cash reserves related to TEH's insurance policies in which the third party administrator was the beneficiary.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Our annual impairment testing for goodwill is performed at the reporting unit level and each of our casino properties is considered to be a reporting unit. The annual goodwill impairment testing utilizes a two step process. In the first step, we compare the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with indications provided by the current valuation multiples of comparable publicly traded companies. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds it fair value, then the goodwill of the reporting unit is considered impaired and we proceed to the second step of the goodwill impairment test. In the second step, we determine the implied value of the reporting unit's goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        Our indefinite-lived intangible assets which includes our "Tropicana" trade name and certain gaming licenses are not subject to amortization but are tested for impairment annually. The annual impairment test for our indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of our trade name is estimated using the relief from royalty method of the income approach which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee, and a discount rate. The fair value of our gaming licenses is estimated using the Greenfield method of the discounted cash flow approach which is the function of the cost to build a new casino operation, the build out period, projected cash flows attributed to the casino once operational, and a discount rate.

        Our definite life intangible assets include customer lists and favorable lease arrangements. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Debt Issuance Costs

        Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective interest method, and are included in other assets, net, on our balance sheets.

  Self-Insurance Reserves

        The Company is self-insured up to certain stop loss amounts for employee health coverage, workers' compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as provided by a third party. In estimating these accruals, historical loss experience is considered and judgments are made about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimates for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points. At December 31, 2010, the Company had total self-insurance accruals of $9.9 million reflected in its balance sheet, including amounts classified as liabilities related to assets held for sale (Note 21). At December 31, 2009, TEH, CP Vicksburg and JMBS Casino had self insurance accruals of $18.4 million, $0.8 million and $0.6 million, respectively, including amounts classified as liabilities subject to compromise (Note 3).

  Fair Value of Financial Instruments

        The carrying value of our cash and cash equivalents, restricted cash, receivables and accounts payable approximates fair value because of the short term maturities of these instruments. The carrying

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

values of investments, which include deposits and bonds, approximate fair value as items are presented net of a valuation allowance and in the case of the bonds, net of an unamortized discount.

        The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of December 31, 2010 is approximately $132.6 million.

        The Predecessors' debt instruments incurred prior to the Petition Date were stayed and subject to compromise as further discussed in Note 3. As such, the Predecessors believed it was impracticable to determine the fair value of those pre-petition debt instruments. TEH believed the carrying value of its $65 million post-petition, debtor-in-possession financing (the "DIP Credit Facility") at December 31, 2009 approximated fair value as the instrument was due within the current period and bore a variable interest rate that would adjust to the market rate. TEH also believed that, while it was in bankruptcy, the credit risk of TEH did not change significantly and therefore would not have a material impact on the fair value of the DIP Credit Facility.

  Customer Loyalty Program

        The Company provides certain customer loyalty programs (the "Programs") at its casinos, which allow customers to redeem points earned from their gaming activity for cash, food, beverage, rooms or merchandise. Under the Programs, customers are able to accumulate points that may be redeemed in the future, subject to certain limitations and the terms of the Programs. The Company records a liability for the estimated cost of the outstanding points under the Programs that it believes will ultimately be redeemed. The estimated cost of the outstanding points under the Programs is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, the Company accrues this cost (after consideration of estimated redemption rates) as they are earned, which is included in promotional allowances. For points that may only be redeemed for goods or services but cannot be redeemed for cash, the Company estimates the cost and accrues for this expense as the points are earned from gaming play, which is recorded as casino operating costs and expenses. At December 31, 2010, the Company had $6.5 million accrued for the estimated cost of anticipated redemptions under the Programs, including amounts classified as liabilities related to assets held for sale (Note 21). At December 31, 2009, TEH, CP Vicksburg and JMBS Casino had $4.7 million, $0.6 million and $0.1 million, respectively, accrued for the estimated cost of anticipated redemptions under the Programs, including amounts classified as liabilities subject to compromise (Note 3).

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

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands):

	Successor	Predecessors
	Period March 8, 2010 through December 31, 2010	Period January 1, 2010 through March 7, 2010			Year ended December 31, 2009			Year ended December 31, 2008
			Discontinued Operations			Discontinued Operations			Discontinued Operations
	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Room	$19,950	$1,340	$22	$24	$11,065	$182	$62	$8,727	$505	$53
Food and beverage	36,182	3,004	122	92	22,127	1,310	476	24,042	2,486	441
Other	1,137	162	5	—	703	6	—	671	67	—

Total	$57,269	$4,506	$149	$116	$33,895	$1,498	$538	$33,440	$3,058	$494

  Gaming Taxes

        The Company is subject to taxes based on gross gaming revenues, the number of gaming devices and/or the number of admissions in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are included in casino operating costs and expenses on our statements of operations. Gaming taxes included in continuing operations totaled $66.7 million for the Successor Period. Gaming taxes included in continuing operations for TEH totaled $9.4 million, $52.7 million and $57.7 million for the Predecessor Period and the years ended December 31, 2009 and 2008, respectively. Gaming taxes for CP Vicksburg totaled $0.1 million, $1.3 million and $2.8 million for the Predecessor Period and the years ended December 31, 2009 and 2008, respectively. Gaming taxes for JMBS Casino totaled $0.4 million, $1.9 million and $2.6 million for the Predecessor Period and the years ended December 31, 2009 and 2008, respectively.

  Advertising

        The Company expenses advertising costs as incurred or the first time the advertising takes place. Advertising expense, included in continuing operations, which is generally included in marketing, advertising and promotions on our statements of operations, was $6.8 million for the Successor Period. Advertising expense for TEH was $0.8 million, $5.2 million and $8.0 million for the Predecessor Period and the years ended December 31, 2009 and 2008, respectively. Advertising expense for CP Vicksburg was $40,000, $0.5 million and $1.4 million for the Predecessor Period and the years ended December 31, 2009 and 2008, respectively. Advertising expense for JMBS Casino was $31,000, $0.2 million and $0.5 million for the Predecessor Period and the years ended December 31, 2009 and 2008, respectively.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Recently Issued Accounting Standards

        In April 2010, accounting guidance was updated regarding the accounting for casino base jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying the jackpot, but jackpot liabilities should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The effect of the guidance should be recorded as a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company adopted the updated guidance on the Effective Date and the adoption did not have a material impact on the Company's financial statements.

        In January 2010, accounting guidance was updated regarding fair value measurements and disclosures. The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Company adopted the new accounting guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company's financial statements.

        In June 2009, accounting standards were issued regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. TEH adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material effect on TEH's financial statements.

        A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

  Reclassifications

        Upon the Effective Date and as a result of the adoption of fresh-start reporting, we changed the classification of certain promotional expense items on our statement of operations and, as a result, we reclassified prior period amounts for TEH to conform to the current year presentation. We reclassified on our statements of operations $6.3 million and $6.6 million from marketing, advertising and promotions expense to promotional allowances for the years ended December 31, 2009 and 2008, respectively which reduced previously reported net revenues and net operating costs and expenses. These reclassifications had no effect on the previously reported operating loss or net loss.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

  •
  the cancellation of $960 million of 9 5/8% Senior Subordinated Notes (the "Notes");

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

  Fresh-Start Balance Sheet

        In accordance with accounting guidance related to financial reporting by entities in reorganization under the bankruptcy code, the Company adopted fresh-start reporting upon the Effective Date. The Company was required to apply the provisions of fresh-start reporting to its financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the existing voting shares of the Predecessors common stock immediately before confirmation (i.e., the holders of shares of the common stock of the Predecessors that were issued and outstanding prior to the commencement of the Chapter 11 Cases) received less than 50 percent of the voting shares of the emerging entity. Under the accounting guidance, fresh-start reporting is required on the date on which the plan of reorganization is confirmed by the Bankruptcy Court, but further provides that fresh-start reporting should not be applied until all material conditions to the Plan are satisfied. All material conditions to the Plan were satisfied as of March 8, 2010, the Effective Date.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

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

        Based upon a reevaluation of relevant factors used in determining the range of enterprise value and updated expected future cash flow projections, the Company concluded that $389.1 million should be used for fresh-start reporting purposes, as it most closely approximated fair value. This amount was adjusted for cash in excess of normal working requirements. After deducting the fair value of debt, this resulted in a post-emergence equity value of $325.5 million calculated as follows (in thousands):

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

        The implementation of the Plan and the effects of the consummation of the transactions contemplated therein, which included the settlement of various liabilities, repayment of Predecessors'

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

indebtedness, elimination of affiliate activity amongst the Predecessors, incurrence of new indebtedness and the adoption of fresh-start reporting in the Company's balance sheet are as follows (in thousands):

	Predecessors							Successor
	March 7, 2010							March 8, 2010
		Discontinued Operations
				Effects of the Plan(a)		Fresh Start Adjustments(i)
	TEH	CP Vicksburg	JMBS Casino					TEI
ASSETS
Current assets:
Cash and cash equivalents	$51,950	$2,381	$4,833	$37,841	(b)	$(7)		$96,998
Restricted cash	2,801	—	—	16,075	(b)	—		18,876
Receivables, net	14,441	23	101	(2,869	)(c)	5,322	(m)	17,018
Due from affiliates	6,436	121	629	(6,771	)(d)	—		415
Inventories	1,533	37	30	—		—		1,600
Prepaid expenses and other assets	7,534	173	155	—		—		7,862

Total current assets	84,695	2,735	5,748	44,276		5,315		142,769
Property and equipment, net	418,622	10,183	15,808	—		(163,664	)(j)	280,949
Beneficial interest in Trust	200,000	—	—	(200,000	)(g)	—		—
Goodwill	16,802	590	8,432	—		835	(k)	26,659
Intangible assets, net	73,806	318	20	—		9,599	(l)	83,743
Receivable from affiliate	—	9,838	11,076	(20,914	)(d)	—		—
Reserve related to receivable from affiliate	—	(7,478)	(5,451)	12,929	(d)	—		—
Other assets, net	19,495	157	87	1,500	(b)	(91)		21,148

Total assets	$813,420	$16,343	$35,720	$(162,209)		$(148,006)		$555,268

LIABILITIES AND MEMBERS' DEFICIT/SHAREHOLDERS' EQUITY
Current liabilities not subject to compromise:
Current portion of debt	$65,588	$—	$—	$(63,919	)(b)	$—		$1,669
Accounts payable	16,643	282	81	(750)		2		16,258
Due to affiliates	2,203	3,557	921	(6,681	)(d)	—		—
Accrued expenses and other current liabilities	37,985	1,961	1,215	18,148		14,191	(m)	73,500
Note payable to affiliate guarantors	7,000	—	—	(7,000	)(d)	—		—

Total current liabilities not subject to compromise	129,419	5,800	2,217	(60,202)		14,193		91,427
Long-term debt, excluding current portion	—	—	—	100,136	(b)	—		100,136
Other long-term liabilities	32,041	1,925	—	—		(23,676	)(m)	10,290
Deferred tax liabilities	29,955	—	—	(29,955	)(c)	26,659	(m)	26,659

Total liabilities not subject to compromise	191,415	7,725	2,217	9,979		17,176		228,512
Liabilities subject to compromise	2,449,797	3,455	1,434	(2,454,686	)(e)	—		—
Liabilities subject to compromise—guarantee of affiliate debt	—	2,289,249	2,289,249	(4,578,498	)(f)	—		—

Total liabilities	2,641,212	2,300,429	2,292,900	(7,023,205)		17,176		228,512
Members' Deficit/Shareholders' Equity:
Members' deficit	(1,846,786)	(2,284,086)	(2,257,180)	6,637,282	(g)	(249,230	)(n)	—
Successor common stock	—	—	—	121	(g)	—		121
Successor additional paid-in capital	—	—	—	241,604	(g)	83,743	(o)	325,347
Noncontrolling interest	18,994	—	—	(18,011	)(h)	305	(p)	1,288

Total members' deficit/shareholders' equity	(1,827,792)	(2,284,086)	(2,257,180)	6,860,996		(165,182)		326,756

Total liabilities and members' deficit/shareholders' equity	$813,420	$16,343	$35,720	$(162,209)		$(148,006)		$555,268

        (a)—Represents amounts recorded as of the Effective Date for the consummation of the Plan, including the settlement of liabilities subject to compromise, elimination of affiliate activity amongst the

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

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

(i)
The Exit Facility includes the issuance of 1,312,500 Penny Warrants to participating lenders for an estimated fair value of $19.5 million. As a result, the fair value of the Term Loan Facility was approximately $101.4 million, of which $1.3 million is classified as current portion of long-term debt.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

  The Penny Warrants had a term of 3 months. The Company valued the Penny Warrants using the Black-Scholes option valuation model assuming a life of 0.24 years, a volatility factor of 41% and a risk free rate of 0.16%. The resulting value of $19.5 million was recorded as a debt discount and netted against the carrying value of the Exit Facility. The discount is amortized at a constant rate applied to the outstanding balance of the Exit Facility, with a corresponding increase in non-cash interest expense over the term of the debt.

        (c)—Reflects the income tax consequences of asset sales related to the Plan.

        (d)—Reflects the elimination of affiliated activity of the Predecessors.

        (e)—Reflects the discharge of the Predecessors' liabilities subject to compromise in accordance with the Plan.

        (f)—Reflects the elimination of debt guarantee obligations related to the affiliate guarantee of the Notes and Credit Facility, as a result of the Plan.

        (g)—Reflects the cumulative impact of the reorganization adjustments as follows (in thousands):

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

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

        (j)—Reflects the fair value of property and equipment and intangible assets in connection with fresh-start reporting. The following table summarizes the components of property and equipment, net as a result of the application of fresh-start reporting (in thousands):

	Successor	Predecessors
	March 8, 2010	March 7, 2010
			Discontinued Operations
	TEI	TEH	CP Vicksburg	JMBS Casino
Property and equipment, net:
Land	$26,220	$33,990	$1,380	$440
Riverboats and barges, net	20,286	29,432	1,120	9,599
Building and improvements, net	199,672	318,960	6,597	1,920
Furniture, fixtures and equipment, net	31,044	32,524	1,086	3,838
Construction-in-progress	3,727	3,716	—	11

Total property and equipment, net	$280,949	$418,622	$10,183	$15,808

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

        (k)—Reflects the elimination of historical goodwill of $25.8 million and the establishment of $26.7 million of goodwill as a result of fresh-start reporting.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

        (l)—Reflects the fair value of identifiable intangible assets in connection with fresh-start reporting. The following table summarizes the components of intangible assets as a result of the application of fresh-start reporting (in thousands):

	Successor	Predecessors
	March 8, 2010	March 7, 2010
			Discontinued Operations
	TEI	TEH	CP Vicksburg	JMBS Casino
Intangible assets, net:
Trade name (indefinite life)	$29,500	$16,700	$—	$20
Gaming licenses (indefinite life)	43,970	50,718	—	—
Trade name, net	—	175	—	—
Customer list, net	1,703	2,268	—	—
Other, net	8,570	3,945	318	—

Total intangible assets, net	$83,743	$73,806	$318	$20

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

        (n)—Reflects the adjustment of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations as follows (in thousands):

Elimination of Predecessors' goodwill	$25,824
Elimination of Predecessors' intangible assets	74,144
Property and equipment adjustment	163,664
Other asset and liabilities adjustment	8,318
Noncontrolling interest adjustment	305
Tax account adjustments	(23,025)

Total elimination of Predecessors, members' deficit	$249,230

        (o)—Reflects additional paid in capital of the Successor as a result of intangible assets recognized as a result of fresh-start reporting.

        (p)—Reflects the adjustment of the noncontrolling interest in Greenville Riverboat to its estimated fair value. Estimated fair values were based on internal and external valuations using customary valuation methodologies, including comparable earnings multiples, discounted cash flows and negotiated transaction values.

  Liabilities Subject to Compromise

        Liabilities subject to compromise are certain liabilities of the Predecessors incurred prior to the Petition Date. In accordance with accounting guidance for financial reporting by entities in

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

reorganization under the bankruptcy code, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the Chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan, or other events. In some individual instances and in total, claims filed by creditors are in excess of the amounts recorded by the Predecessors. The Predecessors recorded an estimate of allowed claims based on the reconciliation work that had been performed.

        Liabilities subject to compromise as of December 31, 2009 consist of the following (in thousands):

	Predecessors
		Discontinued Operations
			JMBS Casino
	TEH	CP Vicksburg
9 5/8% Senior Subordinated Notes	$960,000	$—	$—
Senior Secured Credit Facility—Term Loan	1,300,239	—	—
Senior Secured Credit Facility—Revolver	29,010	—	—
Capital leases	11	—	—

Debt subject to compromise	2,289,260	—	—
Interest rate swaps	53,158	—	—
Accrued expenses and other liabilities	23,919	407	382
Accounts payable	19,675	1,296	752
Accrued interest	36,173	—	—
Note payable and accrued interest to affiliate guarantor	13,109	—	—
Due to affiliates	14,606	1,752	300

Total liabilities subject to compromise	$2,449,900	$3,455	$1,434

  Liabilities Subject to Compromise—Guarantee of Affiliate Debt

        The New Jersey License Denial (Note 8) caused an immediate default under the Credit Facility and the subsequent transfer of assets of Tropicana AC to the Trustee (Note 8) caused a default under the Notes of which CP Vicksburg and JMBS Casino were Affiliate Guarantors. As a result of the Chapter 11 Cases, both CP Vicksburg and JMBS Casino recorded a loss during the years ended December 31, 2009 and 2008 of $8.0 million and $2.3 billion, respectively, which is included in the accompanying statements of operations related to the guarantee of the Notes and Credit Facility with a corresponding $2.3 billion liability subject to compromise related to the guarantee of affiliate debt included as a separate item in the accompanying balance sheets as of December 31, 2009.

  Ordinary Warrants

        In accordance with the Plan, holders of the Predecessors' Notes and general unsecured claims received Ordinary Warrants to purchase 3,750,000 shares of the Company's Common Stock. The Ordinary Warrants have a four year and nine month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3—FRESH-START REPORTING (Continued)

determined they were properly classified as equity on the accompanying balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years; a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as reorganization items of TEH on the accompanying statements of operations.

  Reorganization Items

        Reorganization items, excluding amounts included in discontinued operations for the Company and TEH, represent amounts incurred as a direct result of the Chapter 11 Cases and were comprised of the following (in thousands):

	Predecessors
	Period January 1, 2010 through March 7, 2010			Year ended December 31, 2009			Year ended December 31, 2008
		Discontinued Operations			Discontinued Operations			Discontinued Operations
	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Discharge of liabilities subject to compromise	$2,454,648	$2,293,780	$2,285,349	$—	$—	$—	$—	$—	$—
Elimination of Beneficial interest in Trust	(200,000)	—	—	—	—	—	—	—	—
Revaluation of assets and liabilities	(140,703)	(5,662)	(18,817)	—	—	—	—	—	—
Elimination and revaluation of minority interest	15,963	—	—	—	—	—	—	—	—
Liabilities reinstated	(21,466)	(3)	(2)	—	—	—	—	—	—
Issuance of Ordinary Warrants	(11,475)	—	—	—	—	—	—	—	—
Other	1,097	76	84	—	—	—	—	—	—

Non-cash reorganization items, net	2,098,064	2,288,191	2,266,614	—	—	—	—	—	—
Professional fees	(4,382)	—	—	(26,364)	—	—	(44,290)	—	—
Write-off debt issuance costs	—	—	—	—	—	—	(47,059)	—	—
Interest income	1	—	—	69	—	—	285	—	—
Other	(585)	(6)	(5)	(702)	(54)	(31)	(1,313)	—	(9)

Total reorganization items, net	$2,093,098	$2,288,185	$2,266,609	$(26,997)	$(54)	$(31)	$(92,377)	$—	$(9)

        Professional fees include financial, tax, legal, real estate and valuation services, among other items, that are directly associated with the reorganization process. The Company continues to incur expenses related to the Predecessors' Chapter 11 Cases, including professional fees that were classified as reorganization items by the Predecessors. Upon the Effective Date, these expenses are classified in operating costs and expenses, primarily in general and administrative expenses in the statement of operations.

        As a result of the Chapter 11 Cases, TEH ceased amortization of debt issuance costs related to its debt obligations that were subject to compromise and wrote off the remaining balance of approximately $47.1 million which is included in reorganization items for the year ended December 31, 2008.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITION OF TROPICANA AC

        On March 8, 2010 (the "Acquisition Date"), as further discussed in Note 1, the Company acquired certain assets of Adamar, including Tropicana AC, from the lenders who made the Credit Bid (Note 8) to acquire those assets from the Trustee (Note 8). The lenders transferred those assets to the Company in exchange for the issuance of shares of the Company's common stock. In accordance with ASC 805, the consideration transferred to acquire Tropicana AC was measured at the fair value of the assets acquired and the liabilities assumed as of Acquisition Date. The fair values of the net assets acquired were determined by the Company's management after input from an independent third party valuation expert.

        During the finalization of the purchase price allocation we eliminated the original deferred income taxes and goodwill which were recorded on the Acquisition Date. The Company's allocation of the fair value of assets and liabilities of Tropicana AC is as follows (in thousands):

March 8, 2010
Cash and cash equivalents	$58,014
Other current assets	23,386
Property and equipment	189,451
Intangible assets	6,600
Investments	30,952
Other noncurrent assets	3,639
Current portion of long-term debt	(37)
Accounts payable	(19,042)
Accrued expenses and other current liabilities	(10,671)
Long-term debt, net of current portion	(164)

Total purchase price	$282,128

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

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITION OF TROPICANA AC (Continued)

        The results of operations for Tropicana AC have been included in the Company's financial statements since the Acquisition Date. The amounts of revenue and earnings of Tropicana AC included in the Company's statement of operations are as follows (in thousands):

Successor
Period March 8, 2010 through December 31, 2010
Net revenues	$257,431
Operating expenses	(242,261)
Net income	14,745

        The following details TEI's consolidated opening balance sheet as of March 8, 2010 which represents the Successor upon emergence from bankruptcy and the acquisition of Tropicana AC (in thousands):

	Successor	Tropicana AC	Eliminations(i)	TEI
Cash and cash equivalents	$96,998	$58,014	$—	$155,012
Other current assets	45,771	23,386	(415)	68,742
Property and equipment	280,949	189,451	—	470,400
Goodwill	26,659	—	—	26,659
Intangible assets	83,743	6,600	—	90,343
Investments	—	30,952	—	30,952
Other noncurrent assets	21,148	3,639	—	24,787

Total assets	$555,268	$312,042	$(415)	$866,895

Current liabilities	$91,427	$29,750	$(415)	$120,762
Long-term debt, net of current portion	100,136	164	—	100,300
Other noncurrent liabilities	36,949	—	—	36,949

Total liabilities	228,512	29,914	(415)	258,011

TEI's shareholders' equity	325,468	282,128	—	607,596
Noncontrolling interest	1,288	—	—	1,288

Total shareholders' equity	326,756	282,128	—	608,884

Total liabilities and shareholders' equity	$555,268	$312,042	$(415)	$866,895

(i)
Reflects the elimination of affiliate activity of $0.4 million.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

  NOTE 5—PRO FORMA RESULTS (UNAUDITED)

          The following pro forma results of operations assume that the Restructuring Transactions, including the acquisition of the Predecessors and Tropicana AC, occurred at the beginning of the respective periods (in thousands, except per share data):

	Year ended December 31,
	2010	2009
Net revenues	$661,715	$715,985
Operating income (loss)	12,871	(153,148)
Net loss from continuing operations attributable to TEI	(15,830)	(191,008)
Basic and diluted loss from continuing operations per common share attributable to TEI	(0.60)	$(7.26)

          The pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Restructuring Transactions had actually occurred on those dates, nor of the results that may be reported in the future.

  NOTE 6—RECEIVABLES

          Receivables, net consist of the following (in thousands):

	Successor	Predecessors
	December 31, 2010	December 31, 2009
			Discontinued Operations
	TEI	TEH	CP Vicksburg	JMBS Casino
Casino	$21,903	$877	$74	$—
Hotel	6,009	1,148	9	8
Predecessors' administrative tax claim	14,211	—	—	—
Income tax receivable	—	12,787	—	—
Other	6,551	393	—	14

	48,674	15,205	83	22
Allowance for doubtful accounts	(9,819)	(691)	(52)	—

Receivables, net	$38,855	$14,514	$31	$22

          The predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. The timing of any collections on these is uncertain and is pending litigation. During the Successor Period, we recognized bad debt expense of $2.3 million and had $1.5 million in write-offs of uncollectable account receivables, all of which was related to Tropicana AC.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

  NOTE 7—PROPERTY AND EQUIPMENT

          Property and equipment, net consist of the following (in thousands):

	Successor		Predecessors
	December 31, 2010		December 31, 2009
						Discontinued Operations
	Estimated life (years)	TEI	Estimated life (years)	TEH	Estimated life (years)	CP Vicksburg	Estimated life (years)	JMBS Casino
Land	—	$92,860	—	$33,990	—	$1,380	—	$440
Buildings and improvements	10 - 40	298,716	10 - 39	377,547	5 - 25	13,099	5 - 25	2,965
Furniture, fixtures and equipment	3 - 7	68,099	5 - 10	107,747	3 - 10	10,053	3 - 10	7,843
Riverboats and barges	5 - 15	18,450	10	47,580	10	2,554	20	15,772
Construction in progress	—	4,392	—	3,417	—	—	—	—

		482,517		570,281		27,086		27,020
Accumulated depreciation		(34,471)		(146,631)		(16,528)		(10,791)

Property and equipment, net		$448,046		$423,650		$10,558		$16,229

  Impairment of Property and Equipment—Successor

        We evaluate our property and equipment for impairment whenever indicators of impairment exist. The Company reviewed the property and equipment of Horizon Vicksburg for impairment on December 1, 2010, as a result of entering into the Asset Purchase Agreement to sell substantially all of the assets associated with the operation of Horizon Vicksburg. The Company recorded an impairment charge, which is recorded in discontinued operations, during the Successor Period of $1.1 million related to the property and equipment of Horizon Vicksburg as it exceeded its estimated fair value based on the sale price less costs to sell.

  Impairment of Property and Equipment—Predecessors

        When the Tropicana Hotel & Casino ("Tropicana LV") plan of reorganization was confirmed on May 5, 2009, and it was determined that Tropicana LV would no longer be owned or operated by TEH, the assets held for sale were reviewed for impairment. TEH recorded an impairment charge, which is included in discontinued operations, during the year ended December 31, 2009 of $427.0 million related to the property and equipment of Tropicana LV as it exceeded its estimated fair value. In June 2009, TEH assigned the hotel lease and the non-gaming assets of Horizon Casino Resort ("Tahoe Horizon") to an affiliate of Columbia Sussex Corporation ("CSC"), a company related to the Predecessors by common ownership. As a result, in accordance with ASC 360-10, TEH recorded an impairment loss, which is included in discontinued operations, of approximately $0.9 million related to the gaming assets of Tahoe Horizon during the year ended December 31, 2009.

        During the fourth quarter of 2009 and 2008, the continuing economic downturn and constrained capital markets contributed to a severe decline in the value of gaming stocks and gaming assets. As a result, the Predecessors determined that a triggering event occurred in the fourth quarter of 2009 and 2008, therefore its property and equipment was reviewed for impairment. Based on estimated undiscounted future cash flows, CP Vicksburg determined that the carrying value of the property and equipment was greater than its estimated fair value based on a third-party valuation. As a result, CP Vicksburg recorded impairment charges during the years ended December 31, 2009 and 2008 of

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 7—PROPERTY AND EQUIPMENT (Continued)

approximately $2.6 million and $10.0 million, respectively to write down the book value of its land, buildings and improvements as well as furniture, fixtures and equipment to the estimated fair value.

        In addition, based on estimated undiscounted future cash flows, TEH determined that the carrying value of the property and equipment at MontBleu, Tropicana LV and Tahoe Horizon exceeded its estimated undiscounted cash flows in 2008. As a result, TEH performed a fair value analysis for these assets and recorded an impairment loss during the year ended December 31, 2008 of approximately $27.8 million at MontBleu to write down the book value of its property and equipment to the estimated fair value. TEH also recorded an impairment charge, included in discontinued operations, during the year ended December 31, 2008 of approximately $195.2 million of which $187.4 million related to Tropicana LV and $7.8 million related to Tahoe Horizon to write down the book value of their property and equipment to the estimated fair value.

  Write-off of Abandoned Projects—Predecessor

        During the year ended December 31, 2008, TEH decided to abandon various projects that were in the development stage due to economic conditions and the Chapter 11 Cases. In conjunction with these decisions, the capitalized costs incurred to date of approximately $0.8 million related to Belle of Baton Rouge, were written off during the year ended December 31, 2008 and included in continuing operations. In addition, TEH wrote off capitalized costs incurred to date of approximately $26.8 million during the year ended December 31, 2008 related to Tropicana LV which are included in discontinued operations on the accompanying statement of operations.

NOTE 8—BENEFICIAL INTEREST IN TRUST (PREDECESSOR)

        Prior to TEH's acquisition of Aztar Corporation ("Aztar"), the New Jersey Casino Control Commission (the "NJCCC") granted TEH temporary authority to operate Tropicana AC, requiring Adamar and its subsidiary's stock be placed in the interim casino authorization trust (the "Trust") until completion of the licensing process. On December 12, 2007, the NJCCC denied the renewal of Adamar's license to operate Tropicana AC and denied TEH plenary qualification as a holding company of Adamar, denying TEH a permanent license to operate Tropicana AC (collectively, the "New Jersey License Denial") and declaring operative the Trust. A trustee (the "Trustee") was assigned under the Trust to assume management responsibility of Tropicana AC until it could be sold to a third party. The sale of Tropicana AC was in the control of the Trustee. Under New Jersey law, TEH was entitled to receive upon the eventual sale of Tropicana AC an amount equal to the lower of the value of the property as of the date the Trust became operative or its original cost to acquire the property. Because Tropicana AC was sold to the lenders under the Credit Facility, pursuant to the $200 million credit bid, as discussed below, the Company and TEH did not receive any cash proceeds from the sale of Tropicana AC.

        As a result of the actions taken on December 12, 2007, by the NJCCC, the Company determined that Tropicana AC should not be consolidated subsequent to December 12, 2007. This determination was based on the accounting guidance for consolidation of all majority owned subsidiaries, insofar as the government-imposed restrictions on TEH's continued management and control of Tropicana AC were so severe, they cast significant doubt on TEH's ability to control the subsidiary. TEH had thereafter accounted for its interest in Tropicana AC, held by the Trust, under the cost method. TEH's

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8—BENEFICIAL INTEREST IN TRUST (PREDECESSOR) (Continued)

cost basis was then adjusted to fair value in accordance with accounting guidance related to accounting for certain investments in debt and equity securities.

        At a meeting of the NJCCC conducted on February 18, 2009, the steering committee of the lenders under the Credit Facility advised the NJCCC that the lenders under the Credit Facility were willing to make a credit bid of $200.0 million (the "Credit Bid") whereby the lenders offered to exchange a portion of the loans owed under the Credit Facility to acquire the assets of Tropicana AC from the Trustee, which offer led to the negotiation of the asset purchase agreement. By November 2009, all necessary approvals had been obtained for the lenders to acquire Tropicana AC in exchange for the Credit Bid and for the lenders to transfer those assets to the Company in exchange for equity in the Company.

        As a result, the net cost basis in Tropicana AC is presented as a beneficial interest in Trust in the accompanying balance sheet of TEH as of December 31, 2009. As the Trustee had control of the operations of Tropicana AC from December 12, 2007 until the Company's acquisition of the property, there are no results of operations, other than impairment charges associated with the beneficial interest, for Tropicana AC included in the statements of operations and statements of cash flows of TEH for the years ended December 31, 2009 and 2008.

  Impairment Loss

        Under the accounting guidance related to the meaning of other-than-temporary impairment and its application to certain investments, cost basis investments such as the beneficial interest in Trust are evaluated for impairment under a process that results in an impairment charge reducing the cost basis to fair value when other-than-temporary impairment exists. To determine the fair value, TEH utilized a combination of the income approach and market approach. The income approach incorporates the use of the discounted cash flow method, whereas the market approach incorporates the use of the guideline company method. Significant assumptions are used to determine the fair value such as cash flow projections, working capital requirements and the discount rate which are considered "Level 3" inputs. The estimated fair value of the beneficial interest in Trust declined to $200.0 million at December 31, 2009 from $354.3 million at December 31, 2008 which was based on the $200 million Credit Bid by the lenders under the Credit Facility, resulting in impairment charges of $154.3 million during the year ended December 31, 2009. During the year ended December 31, 2008, TEH recorded impairment charges of $530.8 million related to the estimated fair value of the beneficial interest in Trust.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS

        In connection with the application of fresh-start reporting, we recorded goodwill and intangible assets which were adjusted during our annual impairment testing in the fourth quarter of 2010. As of December 31, 2010, the Company had goodwill of $24.9 million of which $14.2 million related to Casino Aztar and the remaining $10.7 million related to the Company. As of December 31, 2009, TEH had $16.8 million of goodwill related to Belle of Baton Rouge, CP Vicksburg had $0.6 million of goodwill and JMBS Casino had $8.4 million of goodwill. In connection with fresh-start reporting, the Predecessors' goodwill of $25.8 million was eliminated.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 9—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2009—TEH (Predecessor)	$16,802
Balance at December 31, 2009—CP Vicksburg (Predecessor)	590
Balance at December 31, 2009—JMBS Casino (Predecessor)	8,432

Goodwill balance at December 31, 2009 (Predecessors)	25,824
Elimination of Predecessors' goodwill	(25,824)
Goodwill assigned in fresh-start reporting	26,659

Goodwill balance at March 8, 2010 (Successor)	26,659
Impairment of goodwill	(1,731)

Goodwill balance at December 31, 2010 (Successor)	$24,928

        Intangible assets consist of the following (in thousands):

	Successor		Predecessors
	December 31, 2010		December 31, 2009
						Discontinued Operations
	Estimated life (years)	TEI	Estimated life (years)	TEH	Estimated life (years)	CP Vicksburg	Estimated life (years)	JMBS Casino
Trade name	Indefinite	$25,800	Indefinite	$16,700	—	$—	Indefinite	$20
Gaming licenses	Indefinite	28,700	Indefinite	50,718	—	—	—	—
Trade name	—	—	1 1/2 - 10	3,200	—	—	—	—
Customer lists	3	3,079	5 - 15	7,467	5	1,795	—	—
Favorable leases	5 - 42	24,100	9 - 60	4,408	—	—	—	—
Other	—	—	—	—	5 - 35	747	5	3,000

Total intangible assets		81,679		82,493		2,542		3,020
Less accumulated amortization:
Trade name		—		(3,017)		—		—
Customer lists		(855)		(5,195)		(1,795)		—
Favorable leases		(1,085)		(393)		(427)		(3,000)

Total accumulated amortization		(1,940)		(8,605)		(2,222)		(3,000)

Intangible assets, net		$79,739		$73,888		$320		$20

        Upon the adoption of fresh-start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the "Tropicana" trade name which was reduced by a $3.7 million impairment loss during the fourth quarter of 2010. The Company also recognized, upon the adoption of fresh-start reporting, $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators which was reduced by a $15.3 million impairment loss during the fourth quarter of 2010. At December 31, 2010, the indefinite life gaming license of $28.7 million is related to Casino Aztar.

        Customer lists, which represent the value associated with customers enrolled in our customer loyalty programs, were valued at $1.7 million upon adoption of fresh-start reporting and $1.4 million was also recognized in connection with the Tropicana AC acquisition and are being amortized on a straight-line basis over three years. Amortization expense related to customer lists, which is amortized

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 9—GOODWILL AND INTANGIBLE ASSETS (Continued)

to depreciation and amortization expense, for the Successor Period was $0.9 million. Estimated annual amortization expense related to the Company's customer lists for the years ended December 31, 2011, 2012, and 2013 is anticipated to be $1.0 million, $1.0 million, and $0.2 million, respectively.

        Favorable lease arrangements were valued at $8.6 million upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over 30 years, which approximates the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million of intangibles assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized $10.3 million of intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease of approximately 42 years. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, was $1.1 million for the Successor Period. Estimated annual amortization related to the Company's favorable lease arrangements is anticipated to be $1.4 million in each of the years ended December 31, 2011, 2012, 2013, 2014 and 2015.

        Intangible assets related to the acquisition of the Predecessors and Tropicana AC were valued using the income and cost based methods as appropriate. The "Tropicana" trade name was valued based on the relief from royalty method which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee, and a discount rate. The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates for similar assets to reach a 1% royalty rate. The discount rate applied was 14%, based on the weighted average cost of capital of the properties benefiting from the trade name. Gaming licenses were valued based on the Greenfield method, which is the function of the cost to build a new casino operation, the build out period, projected cash flows attributed to the casino once operational, and a discount rate. The projected cash flows assumed a revenue growth rate of 2% and effective tax rate of 40%. The discount rate assumed was 16%, based on the weighted average cost of capital for the respective property plus a premium to reflect the additional risks of achieving individual cash flows. The value assigned to customer lists is based on the present value of future earnings using the replacement cost method based on internally developed estimates.

        In connection with fresh-start reporting, the Predecessors' intangible assets were eliminated on the Effective Date. Amortization expense for TEH for the Predecessor Period and the years ended December 31, 2009 and 2008 for those assets amortized was $27,000, $0.2 million and $0.6 million, respectively. Amortization expense for CP Vicksburg for the Predecessor Period and the years ended December 31, 2009 and 2008 for those assets amortized was $2,000, $20,000 and $369,000, respectively. JMBS Casino recognized no amortization expense for the Predecessor Period or the years ended December 31, 2009 and 2008 as the intangible assets were fully amortized.

  Impairment of Intangible Assets and Goodwill—Successor

        As a result of our annual impairment test in the fourth quarter of 2010, we recognized an impairment loss of $19.0 million related to intangible assets which were recorded upon the adoption of fresh-start reporting of which $3.7 million was related to the "Tropicana" trade name, $10.5 million related to the gaming license at Casino Aztar and $4.8 million was related to the gaming license at

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 9—GOODWILL AND INTANGIBLE ASSETS (Continued)

Belle of Baton Rouge. In addition, we recognized a $1.7 million impairment of goodwill at Belle of Baton Rouge.

        The fair value of the "Tropicana" trade name was based on the relief from royalty method of the income approach which resulted in an impairment loss of $3.7 million primarily due to reduced revenue projections. The gaming licenses were tested for impairment using a discounted cash flow approach. The fair value of the gaming license at Belle of Baton Rouge and goodwill at Belle of Baton Rouge were impacted by lower cash flow projections which resulted in the impairment and elimination of the intangible assets originally recorded in fresh-start reporting of $4.8 million for the gaming license and $1.7 million for goodwill at Belle of Baton Rouge. The fair value of the gaming license at Casino Aztar was impacted by higher capital expenditure assumptions, lower free cash flow amounts and changes in the weighted average cost of capital which reduced the fair value of the gaming license from the amount recorded upon the adoption of fresh-start reporting of $39.2 million to $28.7 million resulting in a $10.5 million impairment loss at Casino Aztar.

  Impairment of Intangible Assets and Goodwill—Predecessors

        As a result of TEH's annual impairment test in 2008, TEH recognized an impairment loss on intangible assets of $97.9 million of which $58.3 million was related to the gaming license at Casino Aztar and $39.6 million was related to the gaming license at Belle of Baton Rouge. The gaming licenses were impacted by the then-current market conditions including lower market valuation multiples for gaming assets, higher discount rates resulting from uncertainty in the credit and equity markets and decreased projected cash flow estimates.

        When testing goodwill and indefinite life intangible assets for impairment, TEH utilized the income approach, which included an analysis of the market, cash flow and risks associated with achieving such cash flows. The income approach focuses on the income producing capability of the respective property and represents the present value of the future economic benefits expected to be derived. Significant assumptions used in the impairment test included cash flow projections, working capital requirements and the discount rate. Further, in the case of Tropicana LV, appraisals pertaining to the underlying land values were also considered.

        JMBS Casino recorded an $8.3 million impairment of goodwill during its annual impairment testing in the fourth quarter of 2008. The impairment was the result of the recession and increased competition in the Mississippi market, which resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to the market conditions and higher discount rates resulting from uncertainty in the credit markets.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10—IMPAIRMENT CHARGES AND OTHER WRITE-DOWNS

        Impairment charges and other write-downs included in continuing operations consist of the following (in thousands):

	Successor	Predecessors
	Period March 8, 2010 through December 31, 2010	Period January 1, 2010 through March 7, 2010			Year ended December 31, 2009			Year ended December 31, 2008
			Discontinued Operations			Discontinued Operations			Discontinued Operations
	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Impairment of beneficial interest in Trust (Note 8)	$—	$—	$—	$—	$154,300	$—	$—	$530,778	$—	$—
Impairment of property and equipment (Note 7)	—	—	—	—	—	2,597	—	27,788	9,999	—
Impairment of intangible assets (Note 9)	18,970	—	—	—	—	—	—	97,900	—	—
Write-off of abandoned projects (Note 7)	—	—	—	—	—	—	—	824	—	—
Loss on disposal of assets	192	—	—	—	30	2	—	225	—	358

Total impairment charges and other write-downs	$19,162	$—	$—	$—	$154,330	$2,599	$—	$657,515	$9,999	$358

NOTE 11—INVESTMENTS (SUCCESSOR)

        The New Jersey Casino Control Act provides, among other things, for an assessment of licenses equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at December 31, 2010 approximates their fair value.

        Investments consist of the following (in thousands):

Successor
TEI
December 31, 2010
Investment in bonds—CRDA	$13,933
Less unamortized discount	(3,857)
Less valuation allowance	(2,065)
Deposits—CRDA	29,819
Less valuation allowance	(7,598)
Direct investment—CRDA	3,685
Less valuation allowance	(646)

Total investments	$33,271

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11—INVESTMENTS (SUCCESSOR) (Continued)

        The CRDA bonds have various contractual maturities that range from 5 to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights. During the Successor Period, we recognized an expense of $0.4 million related to CRDA investments which are purchased at below market rates and are recorded in general and administrative expense on our statements of operations. In addition, we recognized interest income of $0.1 million related to the CRDA investment.

NOTE 12—OTHER ASSETS

        Other assets consist of the following (in thousands):

	Successor	Predecessors
	December 31, 2010	December 31, 2009
			Discontinued Operations
	TEI	TEH	CP Vicksburg	JMBS Casino
Debt issuance costs	$6,825	$8,133	$—	$—
Casino Aztar prepaid rent	10,633	—	—	—
Deposits	9,195	11,927	157	87
Other	3,776	66	—	—

Other assets	$30,429	$20,126	$157	$87

NOTE 13—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities, excluding liabilities related to assets held for sale and liabilities subject to compromise, consist of the following (in thousands):

	Successor	Predecessors
	December 31, 2010	December 31, 2009
			Discontinued Operations
	TEI	TEH	CP Vicksburg	JMBS Casino
Accrued payroll and related	$23,671	$14,036	$352	$301
Accrued gaming and related	7,972	8,749	834	277
Accrued taxes	10,599	—	661	551
Predecessors' administrative tax claim	13,628	—	—	—
Accrued interest	—	240	—	—
Deferred tax liability—current portion	—	858	—	—
Other accrued expenses and current liabilities	11,245	6,292	298	148

Total accrued expenses and other current liabilities	$67,115	$30,175	$2,145	$1,277

        The predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. We are in the process of determining the timing and amount to be settled.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 14—DEBT

        Debt consists of the following (in thousands):

	Successor	Predecessor
	TEI	TEH
	December 31, 2010	December 31, 2009
Term Loan Facility, due 2013, interest at 15% at December 31, 2010, net of unamortized discount of $20.7 million at December 31, 2010 (related party)	$109,307	$—
Revolving Facility, due 2013, interest at 15% at December 31, 2010 (related party)	—	—
Debtor-in-Possession Credit Agreement, interest at 13.3% at December 31, 2009	—	65,219
Senior Secured Credit Facility—Term Loan, due 2012, interest at 0% at December 31, 2009 (subject to compromise)	—	1,300,239
Senior Secured Credit Facility—Revolver, interest at 0% at December 31, 2009 (subject to compromise)	—	29,010
9 5/8% Senior Subordinated Notes, due 2014 (subject to compromise)	—	960,000
Other long-term debt	170	461

Total long-term debt	109,477	2,354,929
Less amounts subject to compromise	—	(2,289,260)
Less current portion of debt not subject to compromise	(1,339)	(65,669)

Total long-term debt, net	$108,138	$—

  Successor

  Exit Facility

        On December 29, 2009, TEI entered into the Exit Facility with multiple lenders including Icahn Capital LP ("Icahn Capital"), as further discussed in Note 15, which consists of (i) a $130 million Term Loan Facility and (ii) a $20 million Revolving Facility. The Exit Facility matures on March 8, 2013. The Term Loan Facility requires mandatory principal payments of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility generally does not require mandatory borrowing or principal payments. Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders under the Exit Facility. On the Effective Date the proceeds of the Term Loan Facility were used to repay certain indebtedness, including the DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company is required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of TEI.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 14—DEBT (Continued)

        The Exit Facility, as amended in February 2011, contains mandatory prepayment provisions from proceeds received by TEI and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding TEI and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 1.00 to 1.00 prior to December 31, 2011 (other than December 31, 2010 which had no requirement) and not less than 2.00 to 1.00 after December 31, 2011 and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants will be tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against TEI or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses, and (vi) the bankruptcy or insolvency of TEI or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. TEI was in compliance with the covenants of the Exit Facility, as amended, at December 31, 2010.

        Scheduled maturities of the Company's long-term debt at December 31, 2010 are as follows (in thousands):

Successor
Years ending December 31,	TEI
2011	$1,339
2012	1,342
2013	127,445
2014	44

Total scheduled maturities	130,170
Unamortized debt discount	(20,693)

Total long-term debt	$109,477

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

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 14—DEBT (Continued)

  Senior Secured Credit Facility—subject to compromise

        On January 3, 2007, TEH entered into the Credit Facility comprised of a $1.53 billion senior secured term loan ("Term Loan") and a $180.0 million senior secured revolving credit facility ("Revolver"). The Term Loan bore interest at a margin above the LIBO Rate or Alternative Base Rate (each as defined in the Credit Facility), as selected by TEH. The borrowings under the Credit Facility were guaranteed by certain of TEH's subsidiaries as well as the Affiliate Guarantors; security interests in all of TEH's and the Affiliate Guarantors' tangible and intangible assets, including a pledge of all equity interests in TEH and the Affiliate Guarantors; and a guarantee of CSC to the extent that the Revolver exceeded $100.0 million. The Credit Facility required additional mandatory principal payments of, among other things, excess cash flow, as defined in the agreement.

        The New Jersey License Denial caused an immediate default under the Credit Facility. Subsequent to the Petition Date, the Bankruptcy Court authorized TEH to make adequate protection payments that included interest on the Credit Facility. Effective February 1, 2009, the Bankruptcy Court authorized TEH to suspend the adequate protection payments with respect to interest, which resulted in no interest expense in 2009 related to the Credit Facility. The interest rate was the Adjusted LIBO Rate plus 2.25% per annum until (but not including) June 30, 2008 and thereafter, at the Alternate Base Rate plus 1.25% per annum. As of the Effective Date, the Credit Facility was terminated pursuant to the Plan, with the exception of the portion related to the Credit Bid as further discussed in Note 8.

        Prior to the Petition Date, the Company had approximately $8.0 million in letters of credit issued under the Credit Facility which was paid to the beneficiary during 2009. Accordingly, these payments increased the outstanding balance of the Credit Facility during 2009. As a result, CP Vicksburg and JMBS Casino each recorded a loss related to the increase during the year ended December 31, 2009 of $8.0 million, which is included in the accompanying statements of operations.

  Senior Subordinated Notes—subject to compromise

        On December 28, 2006, TEH issued the Notes. Interest on the Notes was payable semi-annually on June 15 and December 15 of each year. The Notes were guaranteed by certain of TEH's subsidiaries, as well as by the Affiliate Guarantors. The Notes contained certain restrictive covenants regarding, among other things, TEH's and the guarantors' ability to incur or guarantee additional indebtedness, pay dividends, sell or transfer assets, make certain investments, create or incur certain liens, enter into merger, consolidation or sale transactions and to enter into transactions with affiliates that are not described in the agreements. Upon a change in control of TEH, the holders of each Note had the right to require TEH to repurchase the Notes at 101% of the principal amount plus any unpaid interest to the date of purchase. The New Jersey License Denial and the subsequent transfer of assets of Tropicana AC to the Trustee caused a default under the Notes. As of the Effective Date the Notes were cancelled pursuant to the Plan.

  Derivative Instruments—subject to compromise

        TEH had entered into interest rate swap agreements to effectively convert a portion of its variable interest rate to a fixed interest rate. Prior to the Petition Date, TEH had two interest rate swap agreements for an aggregate notional amount of $1.0 billion, each converting a portion of its floating-rate debt to a fixed rate of 5.0% based on three-month LIBO Rate. In addition, TEH had a

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 14—DEBT (Continued)

third interest rate agreement for a notional amount of $440.0 million converting a portion of its floating-rate debt to a fixed rate of 5.1% based on a three-month LIBO Rate.

        The difference between amounts received and paid under the interest rate swap agreements, as well as costs or fees, was recorded as a reduction of or an addition to interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense included in continuing operations of approximately $15.0 million for the period January 1, 2008 through the Petition Date.

        The filing for bankruptcy protection on May 5, 2008 caused an early termination of these interest swap agreements. The interest rate swap agreements provided that upon an early termination, the market value of the interest rate swap agreement as of the date of the early termination was due and interest payable on this amount was owed at the prime rate plus 2%. The fair value of the interest rate swap agreements as of May 5, 2008 was approximately $55.9 million of which $53.2 million was included in liabilities subject to compromise at December 31, 2009 and was discharged on the Effective Date upon consummation of the Plan. The remaining $2.7 million was related to Tropicana LV, which was presented as discontinued operations, and discharged on July 1, 2009 upon consummation of the Tropicana LV plan of reorganization.

NOTE 15—RELATED PARTY TRANSACTIONS

        On August 31, 2010 the Company, through a subsidiary, purchased all of the issued and outstanding shares of capital stock of Cayman Company for a total purchase price of approximately $12.0 million. Cayman Company was an entity controlled by Carl C. Icahn. Pursuant to the Securities Purchase Agreement, the Company indirectly acquired all of the membership interests of Cayman Company's wholly owned subsidiary Abura Development Corp. VBA, which in June 2010 acquired out of bankruptcy The Aruban Resort & Casino at Eagle Beach as discussed in Note 1.

        On May 4, 2009, pursuant to the Plan, the Company entered into a commitment letter (the "Commitment Letter") with Icahn Capital, an affiliate of Mr. Icahn, pursuant to which Icahn Capital committed to provide, on a fully underwritten basis, the Exit Facility. Furthermore, entities affiliated with Mr. Icahn are lenders under the Exit Facility and hold more than 50% of the loans extended under the Exit Facility. In addition, an entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility. Pursuant to the Commitment Letter, the Company was also responsible for various professional fees, including legal costs and gaming license costs, on behalf of Mr. Icahn. The Company expensed $0.3 million during the Successor Period related to these costs. TEH expensed $1.1 million and $3.8 million during the Predecessor Period and the year ended December 31, 2009, respectively, related to these costs. The Company and TEH paid a total of $9.5 million in debt issuance costs related to the Exit Facility. Unamortized debt issuance costs of $6.8 million were included in other assets, net on the accompanying balance sheet as of December 31, 2010.

        Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. We are a member of the buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 15—RELATED PARTY TRANSACTIONS (Continued)

vendors, and we are under no obligation to do so. We do not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. We may purchase a variety of goods and services as members of the buying group at prices and on terms that we believe are more favorable than those which would be achieved on a stand-alone basis.

NOTE 16—AFFILIATE TRANSACTIONS (PREDECESSORS)

  Tahoe Horizon

        In June 2009, TEH and certain of its subsidiaries entered into a master restructuring agreement with CSC and the landlord of its Tahoe Horizon operations, agreeing to assign the leases, certain related assets, rights and obligations of the Tahoe Horizon operations to affiliates of CSC. Assignment of the leases was approved by the Bankruptcy Court concurrently with the confirmation of the Plan. The terms of the assignment provided for TEH to assign the hotel lease on June 15, 2009, while continuing to operate the casino on a limited basis until CSC or a third party designee was licensed by the Nevada Gaming Commission. In October 2009, the gaming assets and all remaining rights and certain obligations related to Tahoe Horizon were assigned to an entity affiliated with CSC, and TEH no longer had any involvement with the property.

  Notes Payable to Affiliate Guarantors

        In 2009, JMBS Casino loaned $2.5 million to TEH. The loan accrued interest at an annual rate of 12.0%. No principal or interest payments were due under the loans until the maturity date of January 1, 2015. In September 2008, JMBS Casino and CP Vicksburg loaned $2.5 million and $2.0 million, respectively, to TEH. The loans accrued interest at an annual rate of 12.0%. No principal or interest payments were due under the loans until the maturity date of January 1, 2015. In 2007, JMBS Casino and CP Vicksburg loaned $5.0 million and $7.0 million, respectively, to TEH. The loans accrued interest at an annual rate of 12.0%. No principal or interest payments were due under these loans until maturity, which was January 1, 2015. Due to the bankruptcy filing in May 2008, the total of these pre-petition loans and accrued interest of $13.1 million is included in liabilities subject to compromise on TEH's accompanying December 31, 2009 balance sheets. Pursuant to the Plan, these loans and accrued interest were discharged on the Effective Date.

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

        CSC provided, until April 30, 2009, various administrative and accounting services to the Predecessors under a series of administrative services agreements. The services provided by CSC were

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 16—AFFILIATE TRANSACTIONS (PREDECESSORS) (Continued)

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

        TEH recognized expenses included in continuing operations related to these services of approximately $0.5 million and $7.0 million for the years ended December 31, 2009 and 2008, respectively. CP Vicksburg recognized expenses related to these services of approximately $42,000 and $529,000 for the years ended December 31, 2009 and 2008, respectively. JMBS Casino recognized expenses related to these services of approximately $42,000 and $530,000 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, TEH had recorded liabilities to these affiliated companies of approximately $17.5 million related to these services of which approximately $14.6 million was included in liabilities subject to compromise at December 31, 2009 (Note 3). As of December 31, 2009, CP Vicksburg and JMBS Casino owed these affiliated companies $127,000 and $581,000, respectively, related to these services. In addition, these affiliated companies owed TEH approximately $4.8 million as of December 31, 2009. The Company is currently contesting certain amounts that were paid to, or are alleged to be owed to, these affiliated companies with respect to the services (Note 17).

  CP Vicksburg (Discontinued Operations)

        CP Vicksburg licensed the use of the name "Horizon" from a wholly owned subsidiary of TEH, an affiliate through common ownership. The trademark license agreement term was for ten years, terminating in October 2013 with an annual fee of $12,000. Payments were to be made annually on the anniversary date. The agreement allowed for six ten-year renewals at CP Vicksburg's option. Pursuant to the Plan, on the Effective Date, such costs become intercompany transactions and are eliminated upon consolidation as CP Vicksburg became a subsidiary of the Company.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 17—COMMITMENTS AND CONTINGENCIES

  Leases

  MontBleu Lease

        The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent will be equal to the greater of (i) $333,333 per month as increased by the same percentage that the Consumer Price Index has increased from 2009 thereafter, or (ii) 10% of gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $9.2 million at December 31, 2010, of which $8.7 million is included in other long-term liabilities on the accompanying balance sheets.

  Casino Aztar Land Lease

        The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Casino Aztar is situated. Under the terms of the lease, the Company may extend the lease term through November 30, 2040 by exercising up to seven five-year renewal options. In March 2010, the Company amended the Casino Aztar land lease and exercised its second of its seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 12% of the AGR in excess of $100 million. In accordance with the lease renewal, during the Successor Period the Company paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015. In addition, per the terms of the lease, the Company has agreed to construct a pedestrian bridge to Casino Aztar as a leasehold improvement at an estimated cost of approximately $3.0 million to be completed within three years after the Effective Date.

  Belle of Baton Rouge Lease

        Belle of Baton Rouge leases certain land and buildings under separate leases, with annual payments of $0.2 million which run through 2013 with options to extend for up to 70 years. In addition, Belle of Baton Rouge leases a parking lot with annual rent of $0.6 million through August 2012.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 17—COMMITMENTS AND CONTINGENCIES (Continued)

  Jubilee Lease

        The Company has a lease agreement with the City of Greenville, Mississippi, for the moorage, docking and berthing used in the operations of Jubilee. The current lease with the City of Greenville requires annual rental payments of $420,000 which expires in August 2020 and provides the Company with the option of two five-year renewals.

  Tropicana Aruba Land Lease

        The Company assumed a land lease in August 2010 for approximately 14 acres of land on which Tropicana Aruba is situated through July 30, 2051. Under the terms of the land lease, the annual rent is $93,000.

  Horizon Vicksburg Lease (Discontinued Operations)

        The Company assumed a lease agreement with the City of Vicksburg that permitted the development of Horizon Vicksburg and provided for ongoing payments to the City of Vicksburg. The agreement expires in 2033 and provides that certain parcels of land, primarily including parking, casino dockage and casino entry parcels, revert back to the City of Vicksburg upon termination of the agreement. Amounts required to be paid to the City of Vicksburg include (i) a fixed annual payment of $563,000, subject to adjustment to reflect increases in the Consumer Price Index, payable in monthly installments, and (ii) 1.5% of the net operating revenue (defined in the lease agreement to include revenues derived primarily from gaming, food and beverage) from Horizon Vicksburg, which is also payable monthly. This lease agreement will be assigned to Delta upon consummation of the sale of Horizon Vicksburg.

  Operating Leases

        In addition to the above land and building leases, the Company leases various land parcels, buildings and equipment used in its operations including the office space for its corporate office in Las Vegas, Nevada. Future minimum rental payments, excluding the prepayment of rent to the City of Evansville, that have initial or remaining non-cancelable lease terms (excluding renewable periods) in excess of one year as of December 31, 2010 are as follows (in thousands):

Successor
Years ending December 31,	TEI
2011	$7,255
2012	6,871
2013	6,312
2014	5,730
2015	5,191
Thereafter	57,324

Total	$88,683

        Rent expense included in continuing operations totaled approximately $10.1 million for the Successor Period. Rent expense included in continuing operations for TEH totaled approximately $2.0 million, $11.8 million and $12.5 million for the Predecessor Period, and the years ended

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 17—COMMITMENTS AND CONTINGENCIES (Continued)

December 31, 2009 and 2008, respectively. Rent expense for CP Vicksburg totaled approximately $0.1 million, $0.7 million and $ 0.8 million for the Predecessor Period, and the years ended December 31, 2009 and 2008, respectively. Rent expense for JMBS Casino totaled approximately $0.1 million, $0.6 million and $ 0.8 million for the Predecessor Period, and the years ended December 31, 2009 and 2008, respectively.

  Other Commitments and Contingencies

  2008 NJSEA Subsidy Agreement

        Effective August 14, 2008, the casinos located in Atlantic City ("AC Casinos"), including Tropicana AC, executed a new subsidy agreement with New Jersey Sports and Exposition Authority ("NJSEA") for the benefit of the horse racing industry for $30.0 million annually for a three-year period ("2008 NJSEA Subsidy Agreement"). In addition, the NJCCC adopted regulations effective September 22, 2008 that established procedures by which the AC Casinos may implement the promotional gaming credit tax deduction. The 2008 NJSEA Subsidy Agreement provides that the AC Casinos will pay the NJSEA $90.0 million to be used solely for purse enhancements, breeder's purses and expenses to establish off-track wagering facilities which it incurs through 2011. The payments will be made in eleven installments from September 29, 2008 through November 15, 2011 and were $30.0 million in 2010 and will be $7.5 million in 2011. Each AC Casino will pay a share equal to a percentage representing the gross gaming revenue it reported for the prior calendar year compared to that reported by all AC Casinos for that year. The Company estimates its portion of this industry obligation is approximately 7.9%.

        The 2008 NJSEA Subsidy Agreement also provides that the NJSEA, all other entities which receive any portion of the payments and affiliates of either shall not operate, conduct, maintain or permit any casino gaming, including video lottery gaming, in any New Jersey location other than Atlantic City prior to 2012 and that the AC Casinos may bring an action in New Jersey Superior Court against any entity that does so to enforce this prohibition by specific performance.

        The 2008 NJSEA Subsidy Agreement further provides that if, prior to 2012, any such statewide public question is approved by New Jersey voters or any New Jersey legislation is enacted or other New Jersey governmental action is taken authorizing such gaming or any such gaming is actually operated, conducted or maintained, then the AC Casinos shall make no further payments to NJSEA and, in certain circumstances, NJSEA shall return some or all of the payments it previously received from the AC Casinos.

  2011 New Jersey Legislation

        On February 1, 2011, the Governor of New Jersey signed two pieces of legislation, effective on that date, S-11 (the "Tourism District Bill") and S-12 (the "Deregulation Bill"). The overall intent of the Tourism District Bill among other things delegates redevelopment authority and creation of a master plan to the CRDA and allows the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. Through this legislation the AC Casinos are required to contribute $5 million prior to 2012. Thereafter, the legislation obligates the AC Casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for the Tourism District Bill in the aggregate amount of $30 million annually over the next five years. Each AC Casino's proportionate

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 17—COMMITMENTS AND CONTINGENCIES (Continued)

share of the assessment will be based on the gross revenue generated in the preceding fiscal year. The Company estimates its portions of these industry obligations to be approximately 8.4%.

        The Deregulation Bill removes duplicative and onerous functions that both the NJCCC and the Division of Gaming Enforcement currently require the AC Casinos to perform. Reforms in technology, internal controls, licensing and licensing requirements are among the many sections that are being amended in the New Jersey Casino Control Act, which is expected to provide the industry significant cost savings and make it more competitive in the market. However, it is too premature to quantify these savings as the regulations at this time are still being drafted.

  New Jersey CRDA

        The NJCCC imposes an annual tax of eight percent on gross casino revenue. Pursuant to legislation adopted in 1984, casino licensees are required to invest an additional one and one-quarter percent of gross casino revenue for the purchase of bonds to be issued by the CRDA or make other approved investments equal to that amount; in the event the investment requirement is not met, the casino licensee is subject to a tax of two and one-half percent on gross casino revenue. As mandated by the legislation, the interest rate of the CRDA bonds purchased by the licensee will be two-thirds of the average market rate for bonds available for purchase and published by a national bond index at the time of the CRDA bond issuance.

  Tropicana Trademark Litigation

        Certain parties (the "Plaintiffs") affiliated with the new owners of Tropicana LV filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, against Aztar and Tropicana Entertainment, LLC ("TE") originally seeking a declaratory judgment that Tropicana LV had the right to operate a hotel and casino under the name "Tropicana" without any interference by or payment to Aztar or TE (together, the "Defendants"). The Plaintiffs' complaint sought no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an answer and counterclaim asserting Plaintiffs' use of "Tropicana" infringes upon Defendants' rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada state court, which was granted on January 21, 2010. The parties are currently engaged in discovery.

        During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. Both motions were denied, although the Nevada state court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the trademark as a result of an agreement that is 30 years old. Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could potentially deprive the Company, as successor to TE, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement. In addition, the Company, together with its subsidiary, New Tropicana Holdings, Inc. ("New Tropicana"), and certain affiliates of Icahn Capital, as secured lenders to the Company, filed a complaint in the Chapter 11 Cases against the Plaintiffs, seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the "Tropicana" trademark, the Exit Facility lenders have a perfected security interest in that property, and the Nevada state court action, to the extent it seeks to assert ownership over the trademark or question the validity

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 17—COMMITMENTS AND CONTINGENCIES (Continued)

of the security interest, violates the automatic stay. The complaint also demands an injunction against any further efforts by the Plaintiffs to re-litigate the ownership issue, and seeks other remedies on behalf of the Exit Facility lenders. A motion by the Plaintiffs to dismiss the complaint is pending.

        If the Plaintiffs are successful in the Nevada State Court action, they would have rights to continued use of the "Tropicana" trademark in perpetuity in connection with Tropicana LV and associated operations without control by the Company or payment of any royalty or license fee to the Company. Their continued use of the trademark without restriction could dilute the "Tropicana" brand and be detrimental to the Company's future properties that utilize that brand. Furthermore, if the Plaintiffs are successful in the Nevada State Court action and the Defendants and the Company are not successful in the Bankruptcy Court proceedings, the Plaintiffs may establish ownership rights and the Company's right to continued use of the "Tropicana" name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected.

  Wimar and CSC Administrative Expense Claims

        On March 31, 2009, Wimar and CSC filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also objects that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the Chapter 11 Cases, against CSC and Wimar.

  Aztar v. Marsh

        Aztar filed a broker malpractice and breach of contract action in the Superior Court of New Jersey, Atlantic County, on August 12, 2010, against Marsh & McLennan Companies, Marsh, Inc., Marsh USA, Inc. and various fictitious Marsh entities (together, the "Marsh Defendants"). The claim seeks $100 million or more in compensatory damages against the Marsh Defendants, Aztar's risk management and insurance brokers at the time of a 2002 expansion of Tropicana AC by Aztar, including, but not limited to, lost profits, expenses arising from the interruption of operations, attorneys' fees, loss of the use of the insurance proceeds at issue, and litigation expenses resulting from the Marsh Defendants' failure to secure for Aztar business interruption and property damage coverage covering losses sustained by Aztar from the collapse of a parking garage that occurred at Tropicana AC on October 30, 2003. The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint. Any recovery obtained by Aztar in this action will be recoverable by the Company as the current owner of Tropicana AC.

  Nevada Use Tax Refund Claims

        On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the "Department"), that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. The Predecessors had previously paid use tax on food purchased for subsequent use in complimentary and

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 17—COMMITMENTS AND CONTINGENCIES (Continued)

employee meals at our Nevada casino properties and has filed refunds for the periods from February 2000 through March 2008.

        On April 24, 2008, the Department filed a Petition for Rehearing (the "Petition") on the decision. Additionally, on the same date the Nevada Legislature filed an Amicus Curiae brief in support of the Department's position. The Nevada Supreme Court denied the Department's Petition on July 17, 2008. As of December 31, 2010, the Company had not recorded a receivable related to this matter because the refund claims are subject to audit and it is unclear whether the Department will pursue alternative legal theories in connection with certain issues raised in the Supreme Court case in any audit of the refund claims. However, the Company is claiming the exemption on sales and use tax returns for periods subsequent to March 2008 based on the Nevada Supreme Court decision.

  Litigation in General

        The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

NOTE 18—STOCKHOLDERS' EQUITY (SUCCESSOR)

  Common Stock

        We are authorized to issue up to 100 million shares of our Common Stock, of which 26,312,500 shares were issued and outstanding as of December 31, 2010. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of our Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to our Common Stock. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of Common Stock is entitled to receive ratably, such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Preferred Stock

        We are authorized to issue up to 10 million shares of our preferred stock, $0.01 par value per share, of which none were issued as of December 31, 2010. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 18—STOCKHOLDERS' EQUITY (SUCCESSOR) (Continued)

  Warrants

        In accordance with the Plan, holders of the Predecessors Notes and general unsecured claims received Ordinary Warrants to purchase 3,750,000 shares of our Common Stock. The Ordinary Warrants have a four year, six month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as a reorganization item of TEH on the accompanying statements of operations.

        In addition, pursuant to the terms of the Exit Facility, we issued Penny Warrants to purchase 1,312,500 shares of our Common Stock at a strike price of $0.01 to participating lenders on the Effective Date. The Penny Warrants had a term of 3 months. The Company valued the Penny Warrants using the Black-Scholes option valuation model assuming a life of 0.24 years, a volatility factor of 41% and a risk free rate of 0.16%. The resulting value of $19.5 million was treated as a debt discount and netted against the carrying value of the Exit Facility on the accompanying balance sheet as of December 31, 2010. The discount is amortized at a constant rate applied to the outstanding balance of the Exit Facility with a corresponding increase in non-cash interest expense. During the Successor Period, all 1,312,500 Penny Warrants were exercised at $0.01 per share.

  Significant Ownership

        At December 31, 2010, Mr. Icahn indirectly controlled approximately 51.5% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.

NOTE 19—BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (SUCCESSOR)

        The Company computes net income (loss) per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares include warrants. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive.

        Excluded from the calculation of diluted earnings per share are the Ordinary Warrants to purchase 3,750,000 shares of our common stock as they were anti-dilutive as of December 31, 2010.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 20—EMPLOYEE BENEFIT PLANS

  Retirement Plans

        The Company offers a defined contribution 401(k) plan, which covers substantially all employees who are not covered by a collective bargaining agreement and who reach certain age and length of service requirements. Plan participants can elect to defer before tax compensation through payroll deductions. Such deferrals are regulated under Section 401(k) of the Internal Revenue Code. The plan allows for an employer contribution up to 50% of the first 3% of each participating employee's compensation with the exception of Tropicana AC which allows for an employer contribution up to 50% of the employees contributions up to 6% of the employee's before-tax earnings. The Predecessors elected to suspend the employer contribution effective May 1, 2009 with the exception of Casino Aztar. In September 2010, the Company suspended the employer contributions at Tropicana AC. The Company does not sponsor a defined benefit plan.

        The Company's matching contributions included in continuing operations were approximately $0.6 million in the Successor Period. TEH's matching contributions included in continuing operations were approximately $40,000, $0.2 million and $0.4 million in the Predecessor Period and the years ended December 31, 2009 and 2008, respectively. CP Vicksburg's matching contributions were approximately $1,600 and $4,500 in the years ended December 31, 2009 and 2008, respectively. JMBS Casino's matching contributions were approximately $3,800 and $4,000 in the years ended December 31, 2009 and 2008, respectively.

  Collective Bargaining Agreements

        At December 31, 2010 we had collective bargaining agreements with unions covering certain employees, substantially all of whom are employed at Tropicana AC and Belle of Baton Rouge. In addition, a collective bargaining agreement was ratified in January 2011 with a union on behalf of the casino dealers at Casino Aztar. Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer defined contribution pension plans. The Company's contributions to these plans which are based on the number of hours worked were $2.8 million during the Successor Period.

NOTE 21—DISCONTINUED OPERATIONS

        Horizon Vicksburg is presented as discontinued operations in the accompanying statement of operations for the Successor Period while the assets and liabilities are presented as held for sale in the accompanying balance sheet as of December 31, 2010 due to the pending sale as discussed in Note 1. TEH disposed of Tropicana LV, located in Las Vegas, Nevada, during the year ended December 31, 2009. As a result, Tropicana LV was no longer owned or operated by TEH subsequent to June 30, 2009. In addition, TEH assigned the leases and all rights and certain obligations related to Tahoe Horizon located in Lake Tahoe, Nevada, in two phases effective June 15, 2009 and October 16, 2009. As a result, TEH no longer had any involvement with operating Tahoe Horizon subsequent to October 16, 2009. Accordingly, the results of operations of Tropicana LV and Tahoe Horizon are presented as discontinued operations in the statements of operations for the years ended December 31, 2009. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying statements of cash flows.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 21—DISCONTINUED OPERATIONS (Continued)

        The assets and liabilities of Horizon Vicksburg are presented as held for sale as follows (in thousands):

Successor
TEI
December 31, 2010
Cash	$1,488
Receivables, net	25
Property and equipment, net	2,741
Other assets	399

Total assets held for sale	$4,653

Accounts payable	$294
Accrued expenses and other liabilities	1,377

Total liabilities related to assets held for sale	$1,671

        Operating results of discontinued operations are summarized as follows (in thousands):

	Successor	Predecessor
	TEI(a)	TEH(b)

	Period March 8, 2010 through December 31, 2010	Year ended December 31,

		2009	2008
Net revenues	$5,520	$55,003	$154,848
Operating costs and expenses	8,971	64,342	160,339
Impairment of property and equipment (Note 7)	1,065	427,948	195,159
Write-off abandoned projects (Note 7)	—	—	26,761
Gain on disposal of assets	(15)	—	—

Loss from operations	(4,501)	(437,287)	(227,411)
Interest expense, net	—	(2,561)	(33,220)
Reorganization items, net	—	(1,546)	(2,495)
Gain from disposal of discontinued operations, net	—	255,198	—
Income tax benefit	1,045	145,241	56,765

Loss from discontinued operations, net	$(3,456)	$(40,955)	$(206,361)

(a)
Represents the operating results of Horizon Vicksburg.

(b)
Represents the operating results of Tropicana LV and Tahoe Horizon.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 21—DISCONTINUED OPERATIONS (Continued)

  Reorganization Items in Discontinued Operations, Net

        Reorganization items related to discontinued operations represent amounts incurred since the Petition Date as a direct result of the Chapter 11 Cases for Tropicana LV and Tahoe Horizon, and were comprised of the following (in thousands):

	Predecessor
	TEH
	Year ended December 31,
	2009	2008
Professional fees	$(1,565)	$(2,990)
Interest income	77	577
Other	(58)	(82)

Total reorganization items included in loss from discontinued operations, net	$(1,546)	$(2,495)

  Gain from Disposal of Discontinued Operations, Net

        TEH no longer owned or operated Tropicana LV as of July 1, 2009. As a result, TEH recorded a gain from the disposition of Tropicana LV in the year ended December 31, 2009 of $259.5 million which was offset by a $4.3 million loss on asset disposals related to the non-gaming assets at Tahoe Horizon as a result of the assignment of non-gaming assets of the Tahoe Horizon lease discussed above.

NOTE 22—INCOME TAXES

        The Company files a consolidated federal income tax return and for the Successor Period is the common parent for income tax purposes.

        For the Predecessor Period and the years ended December 31, 2009 and 2008, Wimar was the common parent of an affiliated group of corporations including TEH which were taxed as C-Corporations for income tax purposes. CP Vicksburg and JMBS Casino were pass-through entities for federal and state income tax purposes. As pass-through entities, the tax attributes of CP Vicksburg and JMBS Casino would pass through to its members who owed any related income taxes. As a result, no provision for income taxes was recorded in the accompanying financial statements for CP Vicksburg and JMBS Casino.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 22—INCOME TAXES (Continued)

        The income tax benefit attributable to net loss from continuing operations before income taxes is as follows (in thousands):

	Successor	Predecessor
	TEI	TEH
	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Current:
Federal	$884	$—	$(4,906)	$18,598
State	3,130	1,315	248	8,082

Total current	4,014	1,315	(4,658)	26,680
Deferred:
Federal	(6,838)	(24,403)	13	(89,162)
State	(352)	(3,566)	(501)	(2,895)

Total deferred	(7,190)	(27,969)	(488)	(92,057)

Benefit from income taxes	$(3,176)	$(26,654)	$(5,146)	$(65,377)

        A reconciliation of the federal income tax statutory rate and the effective tax rate is as follows:

	Successor	Predecessor
	TEI	TEH
	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Reorganization items	—	(36.3)	—	—
Tropicana AC interest inclusions	—	—	(48.0)	—
State tax	(8.1)	—	—	—
Fair value adjustment for beneficial interest in Trust	—	—	(27.8)	(20.5)
Valuation allowance	(5.2)	—	42.8	(5.8)
Goodwill impairment	(2.9)	—	—	—
Other, net	(3.5)	—	0.6	(1.5)

Effective tax rate	15.3%	(1.3)%	2.6%	7.2%

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 22—INCOME TAXES (Continued)

        The major tax-effected components of the net deferred tax liability are as follows (in thousands):

	Successor	Predecessor
	TEI	TEH
	December 31, 2010	December 31, 2009
Deferred tax assets:
Receivables	$3,992	$273
Accrued compensation	4,399	4,649
Reserves/accrued liabilities	3,174	1,329
Credits/carryforwards	—	6,696
Transaction costs	—	37,413
Net operating loss carryforward	39,494	135,132
Hedging transaction	—	18,605
Property and equipment	172,243	—
Employment credits	331	—
FN 48 federal and state benefit	—	10,831
Other assets	3,500	53

Gross deferred tax assets	227,133	214,981
Valuation allowance	(219,848)	(169,284)

Total deferred tax assets	$7,285	$45,697

Deferred tax liabilities:
Deductible prepaid expenses	$(3,689)	$(1,710)
State taxes	—	(3,044)
Property and equipment	—	(42,929)
Intangible assets	(23,096)	(28,110)
Other liabilities	—	(742)

Total deferred tax liabilities	$(26,785)	$(76,535)

Net deferred tax liabilities	$(19,500)	$(30,838)

        The Company has federal net operating loss carryforwards pursuant to the acquisition of Adamar. Internal Revenue Code Section 382 ("Section 382") places certain limitations on the annual amount of net operating loss carryforwards that can be utilized when a change of ownership occurs. The Company believes its acquisition of Adamar was a change in ownership pursuant to Section 382. As a result of the annual limitation, the net operating loss carryforward amount available to be used in future periods is approximately $112.8 million and will begin to expire in 2027 and forward. As of December 31, 2010, the Company could not determine it was more likely than not to utilize its net operating loss carryforwards before expiration and has established a full valuation allowance. As of December 31, 2009, TEH concluded that it was not more likely than not to recognize certain deferred tax assets and as a result recorded a valuation allowance of approximately $169.3 million.

        Accounting for uncertainty in income taxes prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standards also require that the tax positions be assessed using a two-step

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 22—INCOME TAXES (Continued)

process. A tax position is recognized if it meets a "more-likely-than-not" threshold and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recognized as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts.

        A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	Successor	Predecessor
	TEI	TEH
	December 31, 2010	March 7, 2010	December 31, 2009	December 31, 2008
Unrecognized tax benefits, beginning of period	$—	$29,809	$34,071	$15,838
Additions based on tax positions related to the prior year	—	—	—	12,810
Additions based on tax positions related to the current year	—	—	—	5,423
Reductions based on tax positions related to the prior year	—	—	(174)	—
Reductions due to lapse of statute of limitations	—	—	(4,088)	—

Unrecognized tax benefits, end of period	$—	$29,809	$29,809	$34,071

        The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company did not recognize any interest and penalty expense in the Successor Period. TEH recognized approximately $0 million, $(0.7) million and $1.2 million of interest and penalty expense/(benefit) related to unrecognized tax benefits in the Predecessor Period and the years ended December 31, 2009 and 2008, respectively. As of December 31, 2010, the Company has no liability for interest and penalties. As of December 31, 2009 TEH had recognized a liability for interest and penalties of $1.8 million. In the next twelve months, the Company does not expect the liability for the unrecognized tax benefits to change significantly.

        The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. Generally, the statute of limitations for examination of TEI's United States federal and state income tax returns is open for the years ended December 31, 2010. Management believes that adequate provision for income taxes and interest has been recorded in the accompanying financial statements.

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 23—SEGMENT INFORMATION

        The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The Company uses operating income to compare operating results among its segments and allocate resources. The following table highlights by segment our net revenues and operating income (loss), and reconciles operating income (loss) to income (loss) from continuing operations before income taxes for the Successor Period, the Predecessor Period and the years ended December 31, 2009 and 2008 (in thousands):

	Successor	Predecessors
	Period March 8, 2010 through December 31, 2010	Period January 1, 2010 through March 7, 2010			Year ended December 31, 2009			Year ended December 31, 2008
			Discontinued Operations			Discontinued Operations			Discontinued Operations
	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Net revenues:
East	$257,431	$—	$—	$—	$—	$—	$—	$—	$—	$—
Central	98,466	22,432	—	—	120,190	—	—	121,059	—	—
West	104,072	25,999	—	—	146,411	—	—	173,085	—	—
South and other	79,024	16,043	1,271	3,552	93,265	12,448	15,694	104,640	24,576	18,981
Corporate	39	45	—	—	3	—	—	78	—	—

Total net revenues	$539,032	$64,519	$1,271	$3,552	$359,869	$12,448	$15,694	$398,862	$24,576	$18,981

Operating income (loss):
East	$15,170	$—	$—	$—	$—	$—	—	$—	$—	$—
Central	5,296	4,691	—	—	16,997	—	—	(35,402)	—	—
West	5,434	1,731	—	—	(2,744)	—	—	(20,260)	—	—
South and other	(1,375)	2,603	(874)	933	13,828	(7,274)	1,281	(21,068)	(13,199)	(8,981)
Corporate	(19,225)	(4,604)	—	—	(27,277)	—	—	(27,681)	—	—
Impairment of beneficial interest in Trust	—	—	—	—	(154,300)	—	—	(530,778)	—	—

Total operating income (loss)	$5,300	$4,421	$(874)	$933	$(153,496)	$(7,274)	$1,281	$(635,189)	$(13,199)	$(8,981)

Reconciliation of operating income (loss) to income (loss) from continuing operations before income taxes:
Operating income (loss)	$5,300	$4,421	$(874)	$933	$(153,496)	$(7,274)	$1,281	$(635,189)	$(13,199)	$(8,981)
Interest expense	(26,886)	(2,005)	—	(2)	(13,960)	—	—	(185,914)	—	—
Interest income	881	11	40	103	—	241	438	276	402	330
Other income	—	—	—	—	—	—	—	5,000	1,010	—
Loss related to guarantee of affiliate debt	—	—	—	—	—	(8,010)	(8,010)	—	(2,281,239)	(2,281,239)
Reorganization items, net	—	2,093,098	2,288,185	2,266,609	(26,997)	(54)	(31)	(92,377)	—	(9)

Income (loss) from continuing operations before income taxes	$(20,705)	$2,095,525	$2,287,351	$2,267,643	$(194,453)	$(15,097)	$(6,322)	$(908,204)	$(2,293,026)	$(2,289,899)

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 23—SEGMENT INFORMATION (Continued)

	Successor	Predecessors
	December 31, 2010	December 31, 2009
			Discontinued Operations
	TEI	TEH	CP Vicksburg	JMBS Casino
Assets by segment:
East	$339,189	$—	$—	$—
Central	163,576	207,647	—	—
West	120,691	247,609	—	—
South and other	121,331	130,743	16,731	34,969
Corporate	99,452	232,213	—	—
Assets held for sale	4,653	—	—	—

Total assets	$848,892	$818,212	$16,731	$34,969

NOTE 24—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended December 31, 2010
	Predecessors			Successor(a)
	Period January 1, 2010 through March 7, 2010			Period March 8, 2010 through March 31, 2010	Quarter ended June 30, 2010	Quarter ended September 30, 2010	Quarter ended December 31, 2010
		Discontinued Operations
(amounts in thousands, except per share data)	TEH(b)	CP Vicksburg(b)	JMBS Casino(b)	TEI	TEI	TEI	TEI(c)
Net revenues	$64,519	$1,271	$3,552	$44,423	$163,541	$176,151	$154,917
Operating income (loss)	4,421	(874)	933	1,793	6,435	15,090	(18,018)
Income (loss) from continuing operations, including noncontrolling interest	2,122,179	2,287,351	2,267,643	(160)	(647)	2,514	(19,236)
Loss from discontinued operations, net	—	—	—	(145)	(1,018)	(1,080)	(1,213)
Net income (loss)	2,123,024	2,287,351	2,267,643	(308)	(1,643)	1,504	(20,418)
Basic and diluted income (loss) per common share attributable to Tropicana Entertainment Inc.:
Income (loss) from continuing operations				$(0.01)	$(0.02)	$0.10	$(0.73)
Net income (loss)				(0.01)	(0.06)	0.06	(0.78)

TROPICANA ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 24—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Predecessors
	Year ended December 31, 2009
	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
		Discontinued Operations			Discontinued Operations			Discontinued Operations			Discontinued Operations
(amounts in thousands)	TEH(d)	CP Vicksburg(e)	JMBS Casino(e)	TEH(f)	CP Vicksburg(g)	JMBS Casino(g)	TEH(h)	CP Vicksburg	JMBS Casino	TEH(i)	CP Vicksburg(j)	JMBS Casino
Net revenues	$99,083	$4,361	$4,901	$89,472	$3,215	$3,828	$91,047	$2,939	$3,497	$80,267	$1,933	$3,468
Operating income (loss)	5,697	(595)	791	(153,632)	(1,319)	152	435	(1,501)	(24)	(5,996)	(3,859)	362
Income (loss) from continuing operations, including noncontrolling interest	(10,744)	(8,061)	(6,654)	(169,242)	(1,770)	(264)	(7,330)	(1,457)	88	(1,991)	(3,809)	508
Gain (loss) from discontinued operations, net	(7,667)	—	—	(308,879)	—	—	277,717	—	—	(2,126)	—	—
Net income (loss)	(19,530)	(8,061)	(6,654)	(479,167)	(1,770)	(264)	269,404	(1,457)	88	(5,162)	(3,809)	508

(a)
Horizon Vicksburg is presented as discontinued operations for the Successor Period due to the pending sale as discussed in Note 1. As a result of entering into the Asset Purchase Agreement on December 1, 2010, the quarterly results presented above for the Successor Period reflect Horizon Vicksburg as discontinued operations and will not agree to previously reported amounts for net revenues, operating income (loss), income (loss) from continuing operations including noncontrolling interest and loss from discontinued operations, net.

(b)
Net income for the Predecessor Period was impacted by a net gain related to reorganization items as a result of the discharge of debt and liabilities subject to compromise of $2.1 billion, $2.3 billion and $2.3 billion for TEH, CP Vicksburg and JMBS Casino, respectively.

(c)
Includes $19.2 million for impairment charges and other write-downs and $1.7 million for goodwill impairment.

(d)
Includes $11.3 million for reorganization items, net as a result of the Chapter 11 Cases.

(e)
Includes a $7.5 million loss related to the guarantee of affiliate debt.

(f)
Includes impairment charges of $154.3 million related to beneficial interest in Trust and $8.5 million in reorganization items, net as result of the Chapter 11 Cases.

(g)
Includes a $0.5 million loss related to the guarantee of affiliate debt.

(h)
Includes $3.1 million for reorganization items, net as a result of the Chapter 11 Cases.

(i)
Includes $4.1 million for reorganization items, net as a result of the Chapter 11 Cases.

(j)
Includes impairment charges of $2.6 million related to property and equipment.