Form 10-Q
period 2011-03-31
Tropicana Entertainment Inc.
filed 2011-05-05
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2011
or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

        As of April 1, 2011, there were 26,312,500 shares outstanding of the registrant's common stock.

TROPICANA ENTERTAINMENT INC.

BALANCE SHEETS

(amounts in thousands)

	Successor
	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$156,568	$154,442
Restricted cash	18,486	18,494
Receivables, net	37,689	38,855
Inventories	4,275	4,360
Prepaid expenses and other assets	14,474	11,675
Assets held for sale	—	4,653

Total current assets	231,492	232,479
Property and equipment, net	440,597	448,046
Goodwill	24,928	24,928
Intangible assets, net	79,116	79,739
Investments	33,184	33,271
Other assets, net	28,326	30,429

Total assets	$837,643	$848,892

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,340	$1,339
Liabilities related to assets held for sale	—	1,671
Accounts payable	38,359	42,086
Accrued expenses and other current liabilities	76,743	82,050

Total current liabilities	116,442	127,146
Long-term debt, net—related party	109,178	108,138
Other long-term liabilities	8,582	8,711
Deferred tax liabilities	19,500	19,500

Total liabilities	253,702	263,495

Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at March 31, 2011 and December 31, 2010	263	263
Additional paid-in capital	605,999	605,999
Accumulated deficit	(22,321)	(20,865)

Total shareholders' equity	583,941	585,397

Total liabilities and shareholders' equity	$837,643	$848,892

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERTAINMENT INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Successor		Predecessors
				Discontinued Operations
	Tropicana Entertainment Inc.		Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
	Three months ended March 31, 2011	Period from March 8, 2010 through March 31, 2010	Period from January 1, 2010 through March 7, 2010
Revenues:
Casino	$142,550	$39,728	$55,416	$1,189	$3,498
Room	25,397	6,988	7,101	86	45
Food and beverage	22,381	6,213	9,306	75	78
Other	5,735	1,764	1,559	16	30

Gross revenues	196,063	54,693	73,382	1,366	3,651
Less promotional allowances	(38,834)	(10,271)	(8,863)	(95)	(99)

Net revenues	157,229	44,422	64,519	1,271	3,552

Operating costs and expenses:
Casino	60,225	18,136	22,559	622	1,087
Room	6,785	1,799	2,819	62	24
Food and beverage	9,827	2,597	5,373	81	13
Other	2,149	639	1,081	7	—
Marketing, advertising and promotions	14,237	4,243	2,199	78	72
General and administrative	33,479	6,834	14,327	673	764
Maintenance and utilities	15,594	5,376	5,628	248	227
Depreciation and amortization	9,782	3,005	6,112	374	432

Total operating costs and expenses	152,078	42,629	60,098	2,145	2,619

Operating income (loss)	5,151	1,793	4,421	(874)	933
Other income (expense):
Interest expense	(8,050)	(2,150)	(2,005)	—	(2)
Interest income	222	46	11	40	103

Total other income (expense)	(7,828)	(2,104)	(1,994)	40	101

Income (loss) from continuing operations before reorganization items and income taxes.	(2,677)	(311)	2,427	(834)	1,034
Reorganization items, net	—	—	2,093,098	2,288,185	2,266,609

Income (loss) from continuing operations before income taxes	(2,677)	(311)	2,095,525	2,287,351	2,267,643
Income tax benefit	1,063	103	26,654	—	—

Income (loss) from continuing operations, including noncontrolling interest	(1,614)	(208)	2,122,179	2,287,351	2,267,643
Gain (loss) from discontinued operations, net	158	(97)	—	—	—

Net income (loss), including noncontrolling interest	(1,456)	(305)	2,122,179	2,287,351	2,267,643
Less net (income) loss attributable to noncontrolling interests	—	(3)	845	—	—

Net income (loss)	$(1,456)	$(308)	$2,123,024	$2,287,351	$2,267,643

Net loss attributable to Tropicana Entertainment Inc.:
Loss from continuing operations	$(1,614)	$(211)
Gain/(loss) from discontinued operations, net	158	(97)

Net loss	$(1,456)	$(308)

Basic and diluted loss per common share attributable to Tropicana Entertainment Inc.:
Loss from continuing operations	$(0.06)	$(0.01)
Gain/(loss) from discontinued operations, net	—	—

Net loss	$(0.06)	$(0.01)

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERTAINMENT INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor		Predecessors
				Discontinued Operations
			Tropicana Entertainment Holdings, LLC
	Tropicana Entertainment Inc.			Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
	Three months ended March 31, 2011	Period from March 8, 2010 through March 31, 2010	Period from January 1, 2010 through March 7, 2010
Cash flows from operating activities:
Net income (loss), including noncontrolling interest	$(1,456)	$(305)	$2,122,179	$2,287,351	$2,267,643
Adjustments to reconcile net income (loss), including noncontrolling interest, to net cash provided by operating activities
Non-cash reorganization items and fresh-start reporting adjustments	—	—	(2,098,064)	(2,288,191)	(2,266,614)
Gain from disposal of discontinued operations, net	(1,007)	—	—	—	—
Depreciation and amortization (including discontinued operations)	9,782	3,057	6,112	374	432
Amortization of debt discount and debt issuance costs	3,148	837	137	—	—
Gain on disposition of asset (including discontinued operations)	(40)	—	—	—	—
Deferred income tax	—	—	(30,838)	—	—
Changes in current assets and current liabilities:
Receivables, net	1,188	(2,304)	2,942	8	(79)
Inventories, prepaids and other assets	(2,645)	(1,320)	1,698	34	47
Accrued interest	—	(1)	(239)	—	—
Accounts payable, accrued expenses and other liabilities	(9,518)	3,391	(1,994)	(479)	(432)
Due from affiliates	—	—	(672)	934	3
Other	1,705	(308)	662	(25)	—

Net cash provided by operating activities	1,157	3,047	1,923	6	1,000

Cash flows from investing activities:
Additions of property and equipment	(2,845)	(349)	(1,057)	—	(11)
Proceeds from sale of discontinued operations	2,731	—	—	—	—
Other	896	155	—	3	—

Net cash provided by (used in) investing activities	782	(194)	(1,057)	3	(11)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	120,900	—	—
Repayments of debt	(1,309)	(46)	(65,311)	—	—
Restricted cash	8	—	(16,075)	—	—
Payment of financing costs	—	—	(1,500)	—	—
Proceeds from exercise of Penny Warrants	—	9	—	—	—

Net cash (used in) provided by financing activities	(1,301)	(37)	38,014	—	—

Net increase in cash and cash equivalents	638	2,816	38,880	9	989
Increase in cash and cash equivalents related to Tropicana AC acquisition	—	58,014	—	—	—
Decrease in cash and cash equivalents related to assets held for sale	1,488	48	—	—	—
Cash and cash equivalents, beginning of period	154,442	94,617	50,904	2,372	3,844

Cash and cash equivalents, end of period	$156,568	$155,495	$89,784	$2,381	$4,833

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$4,902	$1,313	$1,964	$—	$5
Cash paid for reorganization items	—	—	3,916	6	7
Cash received related to reorganization items	—	—	1	—	—
Cash paid for income taxes	1,114	—	—	—	—
Supplemental disclosure of non-cash items:
Common stock and Ordinary Warrants issued in exchange for discharge of liabilities subject to compromise	—	—	307,292	—	—
Common stock issued in connection with acquisition of Tropicana AC	—	282,128	—	—	—

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1—ORGANIZATION AND BACKGROUND

  Organization

        Tropicana Entertainment Inc. (the "Company," "TEI," "we," "us," or "our"), a Delaware corporation, is an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include three casinos in Nevada, two casinos in Mississippi, and one casino in each of Indiana, Louisiana and New Jersey. The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The current operations of the Company, by region, include the following:

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

        In addition, Columbia Properties Vicksburg, LLC ("CP Vicksburg"), a wholly owned subsidiary of the Company, sold substantially all the assets and certain liabilities associated with the operation of Horizon Vicksburg Casino ("Horizon Vicksburg") in Vicksburg, Mississippi, in March 2011.

  Background

        The Company was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Company also acquired CP Vicksburg, JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("Realty", collectively with CP Vicksburg and JMBS Casino, the "Affiliate Guarantors"), all of whom were part of the same plan of reorganization (the "Plan") as TEH (collectively, the "Predecessors"). In addition, the Company acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, pursuant to an amended and restated asset purchase agreement, including Tropicana AC.

        On May 5, 2008 (the "Petition Date"), the Predecessors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time the Company acquired Adamar and several of the Predecessors' gaming properties and related assets. Adamar was not a party to the Predecessors' bankruptcy. The results of operations of Tropicana AC are not presented for the Predecessor Period (as defined below). The results of operations of Tropicana AC are included in the Successor Period (as defined below). Prior to March 8, 2010, the Company conducted no business,

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 1—ORGANIZATION AND BACKGROUND (Continued)

other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.

        Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company acquired the Predecessors in exchange for (i) the issuance of 12,098,053 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), and warrants to purchase an additional 3,750,000 shares of Common Stock (the "Ordinary Warrants") in accordance with the Plan and (ii) the entering into new debt in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of our Common Stock at $0.01 per share (the "Penny Warrants"). As a result of the reorganization the Company also applied fresh-start reporting. Additionally, on the Effective Date, certain subsidiaries of the Company acquired Tropicana AC, and the lenders under the TEH Senior Secured Credit Facility ("Credit Facility") each received their pro rata share of 12,901,947 shares of the Company's Common Stock in exchange for their credit bid of $200.0 million (the "Credit Bid"). As a result, on the Effective Date, Carl C. Icahn, Chairman of our Board of Directors, became the beneficial owner of approximately 47.5% of the Company's Common Stock. Subsequent to March 8, 2010, Mr. Icahn increased his ownership and on November 15, 2010, affiliates of Carl C. Icahn became the beneficial owners of approximately 51.5% of the Company's Common Stock.

        On August 31, 2010, the Company through a subsidiary, purchased Tropicana Entertainment Cayman Holdings Co. Ltd., formerly known as Icahn Fund Sub 1D Ltd. ("Cayman Company"), for a total purchase price of $12.0 million, of which approximately $10.3 million was allocated to intangible assets relating to a favorable land lease arrangement. Cayman Company was an entity controlled by Carl C. Icahn. The Company indirectly acquired Cayman Company's wholly owned subsidiary Abura Development Corp. VBA, a limited liability company created and existing under the laws of Aruba, Netherlands Antilles, which owns The Aruban Resort & Casino at Eagle Beach, an approximately 360-unit timeshare casino resort in Aruba, including the unsold fractional timeshares attached to such property, a temporary casino currently not in operation and an unfinished permanent casino structure. The Company renamed the property Tropicana Aruba Resort & Casino. In accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805"), the purchase price was allocated to the fair values of the assets acquired and liabilities assumed which were determined by the Company's management after input from an independent third party valuation expert.

        On October 28, 2010, immediately following Mississippi Gaming Commission approval, the Company elected to effect a merger in order to purchase the minority interests in Lighthouse Point. The minority owner received $2.5 million in January 2011, and exercised its appraisal rights requesting an additional $3.2 million as payment for its minority interest. The Company intends to contest any additional payment for its minority interest, however there can be no assurance that the Company will not be required to make an additional payment.

        On December 1, 2010, the Company, through CP Vicksburg, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Delta Investments & Development, LLC ("Delta") pursuant to which it agreed to sell substantially all of the assets associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash and the assumption by Delta of certain liabilities associated with Horizon Vicksburg. The transaction closed in March 2011, resulting in a gain of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed statements of operations for the three months ended March 31, 2011.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        The accompanying condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles are omitted or condensed in these condensed financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the Company's and the Predecessors' financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, from which the accompanying condensed balance sheet information as of that date was derived.

        As of the Effective Date, the Company adopted the "fresh start" provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively, as of such Effective Date. Certain of these values differed materially from the values recorded on the Predecessors' balance sheets. In addition, the Company's accounting practices and policies may not be the same as that of the Predecessors. For all of these reasons, our condensed financial statements for periods subsequent to the Effective Date are not comparable with the Predecessors' prior periods.

        References in this Quarterly Report on Form 10-Q to "Successor" refer to the Company on or after March 8, 2010. References to "Predecessors" refer to the Predecessors prior to March 8, 2010. The accompanying condensed statements of operations and cash flows for the three months ended March 31, 2010 are presented for two periods: January 1, 2010 through March 7, 2010 (the "Predecessor Period") and March 8, 2010 through March 31, 2010 (the "Successor Period"). The Predecessor Period reflects the historical accounting basis in the Predecessors' assets and liabilities, while the Successor Period reflects assets and liabilities at fair value by allocating the Company's enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

        As discussed in Note 1, on December 1, 2010, the Company, entered into an agreement to sell substantially all of the assets of Horizon Vicksburg and as a result its operations are presented as discontinued operations in the accompanying condensed statements of operations for the Successor Period while the assets and liabilities are presented as held for sale in the accompanying condensed balance sheet as of December 31, 2010. Additionally, we are required to report the historical results of the Predecessors in our condensed financial statements and have accordingly presented CP Vicksburg, one of our Predecessors and the owner and operator of Horizon Vicksburg, noting it as discontinued operations throughout our condensed financial statements and notes thereto.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Principles of Consolidation

        The accompanying condensed financial statements include the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Noncontrolling interest in the condensed financial statements of the Company represents the noncontrolling equity ownership of Greenville Riverboat, LLC ("Greenville Riverboat") through October 28, 2010, the date the minority owner buyout was consummated. The noncontrolling interest of Greenville Riverboat prior to October 28, 2010 was allocated in accordance with the terms of the Greenville Riverboat operating agreement which was based upon an assumed liquidation of Lighthouse Point.

        The accompanying condensed financial statements for TEH include TEH, its majority-owned subsidiaries and Realty. Noncontrolling interest in the condensed financial statements of TEH represents the noncontrolling equity interest ownership of Greenville Riverboat and Realty for the Predecessor Period. The noncontrolling equity ownership of Realty represents 100% of the earnings of Realty prior to the Effective Date. In accordance with accounting guidance related to the consolidation of variable interest entities, the consolidated financial statements of TEH include Realty, a variable interest entity of which TEH was the primary beneficiary and was required to be consolidated. Upon the Effective Date, Realty became a subsidiary of the Company. In addition, Greenville Riverboat was not a debtor in the Predecessors Chapter 11 Cases as it did not guarantee TEH's pre-petition debt.

  Significant Accounting Policies

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in our condensed financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the impairment of long-lived assets, intangible assets, CRDA (as defined below) investments, enterprise allocations made in connection with fresh-start reporting, fair values of acquired assets and liabilities, self-insured liability reserves, customer loyalty program reserves, contingencies, litigation, claims, assessments and loss contingencies. Actual results could differ from these estimates.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Restricted Cash

        Restricted cash consists primarily of funds invested in approved money market funds. These funds were restricted by the Bankruptcy Court in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of March 31, 2011 is approximately $131.3 million.

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

	Successor		Predecessors
				Discontinued Operations
				CP Vicksburg	JMBS Casino
	Three months ended March 31, 2011	Period from March 8, 2010 through March 31, 2010	TEH
			Period from January 1, 2010 through March 7, 2010
Room	$5,797	$1,566	$1,340	$22	$24
Food and beverage	10,066	2,793	3,004	122	92
Other	298	98	162	5	—

Total	$16,161	$4,457	$4,506	$149	$116

  Gaming Taxes

        The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are included in casino operating costs and expenses on our condensed statements

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of operations. Gaming taxes included in continuing operations totaled $20 million and $4.8 million for the quarter ended March 31, 2011 and the Successor Period, respectively. Gaming taxes included in continuing operations for the Predecessor Period for TEH, CP Vicksburg and JMBS Casino totaled $9.2 million, $0.1 million and $0.6 million, respectively.

  Advertising

        The Company expenses advertising costs as incurred or the first time the advertising takes place. Advertising expense, included in continuing operations, which is generally included in marketing, advertising and promotions on our condensed statements of operations was $1.9 million and $0.5 million for the quarter ended March 31, 2011 and the Successor Period, respectively. Advertising expense for the Predecessor Period for TEH, CP Vicksburg and JMBS Casino was $0.8 million, $40,000 and $31,000, respectively.

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

  Recently Issued Accounting Standards

        In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." Under GAAP, the evaluation of goodwill impairment is a two-step test. In Step 1, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value. If it does, an entity must perform Step 2 of the goodwill impairment test to determine whether goodwill has been impaired and to calculate the amount of that impairment. The provisions of this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted the provisions of this ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2011. As of March 31, 2011, the Company had no reporting units with zero or negative carrying amounts or reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. As a result, the adoption of this ASU had no impact on the Company's condensed financial statements.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3—PRO FORMA RESULTS

        The following unaudited pro forma results of operations assume that the Restructuring Transactions, including the acquisition of the Predecessors and Tropicana AC, occurred at the beginning of the period (in thousands, except per share data, unaudited):

Three months ended March 31, 2010
Net revenues	$165,834
Operating income	9,878
Net income	1,271
Basic and diluted earnings per common share	$0.05

        This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Restructuring Transactions had actually occurred at the beginning of the period, nor of the results that may be reported in the future.

NOTE 4—RECEIVABLES

        Receivables consist of the following (in thousands):

	Successor
	March 31, 2011	December 31, 2010
	(unaudited)
Casino	$20,482	$21,903
Hotel	5,357	6,009
Predecessors' administrative tax claim	14,314	14,314
Income tax receivable	715	—
Other	6,967	6,448

	47,835	48,674
Allowance for doubtful accounts	(10,146)	(9,819)

Receivables, net	$37,689	$38,855

        The Predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. The timing of any collections on these is uncertain and is pending litigation.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 5—PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	Successor
	Estimated life (years)	March 31, 2011	December 31, 2010
		(unaudited)
Land	—	$92,860	$92,860
Buildings and improvements	10 - 40	298,791	298,716
Furniture, fixtures and equipment	3 - 7	68,280	68,099
Riverboats and barges	5 - 15	18,450	18,450
Construction in progress	—	6,199	4,392

		484,580	482,517
Accumulated depreciation		(43,983)	(34,471)

Property and equipment, net		$440,597	$448,046

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

        In connection with the application of fresh-start reporting, we recorded goodwill and intangible assets which were adjusted during our annual impairment testing in the fourth quarter of 2010. As of March 31, 2011 and December 31, 2010, the Company had goodwill of $24.9 million of which $14.2 million related to Casino Aztar and the remaining $10.7 million related to the Company.

        Intangible assets consist of the following (in thousands):

	Successor
	Estimated life (years)	March 31, 2011	December 31, 2010
		(unaudited)
Trade name	Indefinite	$25,800	$25,800
Gaming licenses	Indefinite	28,700	28,700
Customer lists	3	3,079	3,079
Favorable lease	5 - 42	24,100	24,100

Total intangible assets		81,679	81,679
Less accumulated amortization:
Customer lists		(1,112)	(855)
Favorable lease		(1,451)	(1,085)

Total accumulated amortization		(2,563)	(1,940)

Intangible assets, net		$79,116	$79,739

        Upon the adoption of fresh-start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the "Tropicana" trade name which was reduced by a $3.7 million impairment loss during the fourth quarter of 2010. The Company also recognized, upon the adoption of fresh-start reporting, $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators, which

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS (Continued)

was reduced by a $15.3 million impairment loss during the fourth quarter of 2010. At March 31, 2011, $28.7 million of indefinite life gaming license is related to Casino Aztar.

        Customer lists, which represent the value associated with customers enrolled in our customer loyalty programs, were valued at $1.7 million upon adoption of fresh-start reporting and $1.4 million was also recognized in connection with the Tropicana AC acquisition and are being amortized on a straight-line basis over three years. Amortization expense related to customer lists, which is amortized to depreciation and amortization expense, for the quarter ended March 31, 2011 and the Successor Period was $0.3 million and $0.1 million, respectively. Estimated annual amortization expense related to the Company's customer lists for the years ended December 31, 2011, 2012, and 2013 is anticipated to be $1.0 million, $1.0 million, and $0.2 million, respectively.

        Favorable lease arrangements were valued at $8.6 million upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over 30 years, which approximates the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million of intangibles assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized $10.3 million of intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease of approximately 42 years. Amortization expense related to favorable lease arrangements for the quarter ended March 31, 2011 and the Successor Period, which is amortized to rental expense or tenant income, as applicable, was $0.4 million and $0.1 million, respectively. Estimated annual amortization related to the Company's favorable lease arrangements is anticipated to be $1.4 million in each of the years ended December 31, 2011, 2012, 2013, 2014 and 2015.

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

        In connection with fresh-start reporting, the Predecessors' intangible assets were eliminated on the Effective Date. Amortization expense for TEH and CP Vicksburg for the Predecessor Period was $27,000 and $2,000, respectively. JMBS Casino recognized no amortization expense for the Predecessor Period as the intangible assets were fully amortized.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 7—INVESTMENTS

        The New Jersey Casino Control Act provides, among other things, for an assessment of licenses equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at March 31, 2011 and December 31, 2010 approximate their fair value.

        Investments consist of the following (in thousands):

	Successor
	March 31, 2011	December 31, 2010
	(unaudited)
Investment in bonds—CRDA	$14,394	$13,933
Less unamortized discount	(2,160)	(3,857)
Less valuation allowance	(4,480)	(2,065)
Deposits—CRDA	30,021	29,819
Less valuation allowance	(7,636)	(7,598)
Direct investment—CRDA	3,685	3,685
Less valuation allowance	(640)	(646)

Total investments	$33,184	$33,271

        The CRDA bonds have various contractual maturities that range from 5 to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights.

NOTE 8—OTHER ASSETS

        Other assets consist of the following (in thousands):

	Successor
	March 31, 2011	December 31, 2010
	(unaudited)
Debt issuance costs	$6,262	$6,825
Casino Aztar prepaid rent	9,993	10,633
Deposits	9,007	9,195
Other	3,064	3,776

Other assets	$28,326	$30,429

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	Successor
	March 31, 2011	December 31, 2010
	(unaudited)
Accrued payroll and related	$28,658	$25,281
Accrued gaming and related	14,147	16,226
Accrued taxes	9,401	13,194
Predecessors' administrative tax claim	13,628	13,628
Other accrued expenses and current liabilities	10,909	13,721

Total accrued expenses and other current liabilities	$76,743	$82,050

        The predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. We are in the process of determining the timing and amount to be settled.

NOTE 10—DEBT

        Debt consists of the following (in thousands):

	Successor
	March 31, 2011	December 31, 2010
	(unaudited)
Term Loan Facility, due 2013, interest at 15% at March 31, 2011, net of unamortized discount of $18.3 million and $20.7 million at March 31, 2011 and December 31, 2010, respectively.	$110,357	$109,307
Other long-term debt	161	170

Total long-term debt	110,518	109,477
Less current portion of debt	(1,340)	(1,339)

Total long-term debt, net	$109,178	$108,138

  Successor

  Exit Facility

        On December 29, 2009, TEI entered into a credit facility (the "Exit Facility") with multiple lenders including Icahn Capital LP ("Icahn Capital"), as further discussed in Note 11, which consists of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility"). The Exit Facility matures on March 8, 2013. The Term Loan Facility requires mandatory principal payments of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility generally does not require mandatory borrowing or principal payments. Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders under the Exit Facility. On the Effective Date the proceeds of the Exit Facility were used to repay certain

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 10—DEBT (Continued)

indebtedness, including TEH's DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company is required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of TEI.

        The Exit Facility, as amended in February 2011, contains mandatory prepayment provisions from proceeds received by TEI and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding TEI and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 1.00 to 1.00 prior to December 31, 2011 (other than December 31, 2010 which had no requirement) and not less than 2.00 to 1.00 after December 31, 2011 and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants will be tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against TEI or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses, and (vi) the bankruptcy or insolvency of TEI or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. TEI was in compliance with the covenants of the Exit Facility, as amended, at March 31, 2011.

NOTE 11—RELATED PARTY TRANSACTIONS

  Cayman Company

        On August 31, 2010 the Company, through a subsidiary, purchased all of the issued and outstanding shares of capital stock of Cayman Company for a total purchase price of approximately $12.0 million. Cayman Company was an entity controlled by Carl C. Icahn. Pursuant to a securities purchase agreement, the Company indirectly acquired all of the membership interests of Cayman Company's wholly owned subsidiary Abura Development Corp. VBA, which in June 2010 acquired out of bankruptcy The Aruban Resort & Casino at Eagle Beach as discussed in Note 1.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 11—RELATED PARTY TRANSACTIONS (Continued)

TEH expensed $1.1 million during the Predecessor Period related to these costs. The Company and TEH paid a total of $9.5 million in debt issuance costs related to the Exit Facility. Unamortized debt issuance costs of $6.3 million and $6.8 million were included in other assets, net on the accompanying condensed balance sheet as of March 31, 2011 and December 31, 2010, respectively.

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

NOTE 12—COMMITMENTS AND CONTINGENCIES

  Leases

  MontBleu Lease

        The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent will be equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, or (ii) 10% of gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $9.1 million on the accompanying condensed balance sheets as of March 31, 2011.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

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

  Horizon Vicksburg Lease (Discontinued Operations)

        The Company's lease agreement with the City of Vicksburg that permitted the development of Horizon Vicksburg and provided for ongoing payments to the City of Vicksburg, was assigned to Delta upon consummation of the sale of Horizon Vicksburg in March 2011.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

  Other Commitments and Contingencies

  2008 NJSEA Subsidy Agreement

        Effective August 14, 2008, the casinos located in Atlantic City ("AC Casinos"), including Tropicana AC, executed a new subsidy agreement with New Jersey Sports and Exposition Authority ("NJSEA") for the benefit of the horse racing industry for $30.0 million annually for a three-year period ("2008 NJSEA Subsidy Agreement"). In addition, the New Jersey Casino Control Commission (the "NJCCC") adopted regulations effective September 22, 2008 that established procedures by which the AC Casinos may implement the promotional gaming credit tax deduction. The 2008 NJSEA Subsidy Agreement provides that the AC Casinos will pay the NJSEA $90.0 million to be used solely for purse enhancements, breeder's purses and expenses to establish off-track wagering facilities which it incurs through 2011. The payments will be made in eleven installments from September 29, 2008 through November 15, 2011 and were $30.0 million in 2010 and will be $7.5 million in 2011. Each AC Casino will pay a share equal to a percentage representing the gross gaming revenue it reported for the prior calendar year compared to that reported by all AC Casinos for that year. The Company estimates its portion of this industry obligation is approximately 7.9%.

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

  2011 New Jersey Legislation

        On February 1, 2011, the Governor of New Jersey signed two pieces of legislation, effective on that date, S-11 (the "Tourism District Bill") and S-12 (the "Deregulation Bill"). The overall intent of the Tourism District Bill among other things delegates redevelopment authority and creation of a master plan to the CRDA and allows the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. Through this legislation the AC Casinos are required to contribute $5 million prior to 2012. Thereafter, the legislation obligates the AC Casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for the Tourism District Bill in the aggregate amount of $30 million annually over the next five years. Each AC Casino's proportionate share of the assessment will be based on the gross revenue generated in the preceding fiscal year. The Company estimates its portions of these industry obligations to be approximately 8.4%.

        The Deregulation Bill removes duplicative and onerous functions that both the NJCCC and the Division of Gaming Enforcement currently require the AC Casinos to perform. Reforms in technology, internal controls, licensing and licensing requirements are among the many sections that are being

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

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

  Tropicana Trademark Litigation

        Certain parties (the "Plaintiffs") affiliated with the new owners of Tropicana Hotel & Casino ("Tropicana LV") filed a declaratory judgment action in the District Court, Clark County, Nevada, on July 20, 2009, against Aztar Corporation ("Aztar") and Tropicana Entertainment, LLC ("TE") originally seeking a declaratory judgment that Tropicana LV had the right to operate a hotel and casino under the name "Tropicana" without any interference by or payment to Aztar or TE (together, the "Defendants"). The Plaintiffs' complaint sought no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an answer and counterclaim asserting Plaintiffs' use of "Tropicana" infringes upon Defendants' rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada state court, which was granted on January 21, 2010. The parties are currently engaged in discovery.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

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

  Wimar and CSC Administrative Expense Claims

        On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the Chapter 11 Cases, against CSC and Wimar.

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

NOTE 13—STOCKHOLDERS' EQUITY

  Common Stock

        We are authorized to issue up to 100 million shares of our Common Stock, of which 26,312,500 shares were issued and outstanding as of March 31, 2011. Each holder of the Common Stock is entitled

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

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

  Preferred Stock

        We are authorized to issue up to 10 million shares of our preferred stock, $0.01 par value per share, of which none were issued as of March 31, 2011. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.

  Warrants

        In accordance with the Plan, holders of the Predecessors' $960 million of 9 5/8% Senior Subordinated Notes and general unsecured claims received Ordinary Warrants to purchase 3,750,000 shares of our Common Stock. The Ordinary Warrants have a four year, six month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as a reorganization item of the Predecessors on the accompanying condensed statements of operations.

        In addition, pursuant to the terms of the Exit Facility, we issued Penny Warrants to purchase 1,312,500 shares of our Common Stock at a strike price of $0.01 to participating lenders on the Effective Date. The Penny Warrants had a term of 3 months. The Company valued the Penny Warrants using the Black-Scholes option valuation model assuming a life of 0.24 years, a volatility factor of 41% and a risk free rate of 0.16%. The resulting value of $19.5 million is treated as a debt discount and netted against the carrying value of the Exit Facility on the accompanying condensed balance sheet as of March 31, 2011 and December 31, 2010. The discount is amortized at a constant rate applied to the outstanding balance of the Exit Facility with a corresponding increase in non-cash interest expense. During the Successor Period, all 1,312,500 Penny Warrants were exercised at $0.01 per share.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

  Significant Ownership

        At March 31, 2011, Mr. Icahn indirectly controlled approximately 51.5% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.

NOTE 14—BASIC AND DILUTED NET INCOME PER SHARE

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

        Excluded from the calculation of diluted earnings per share are the Ordinary Warrants to purchase 3,750,000 shares of our Common Stock as they were anti-dilutive for all periods presented.

NOTE 15—DISCONTINUED OPERATIONS

        As discussed in Note 1, on December 1, 2010, the Company, through CP Vicksburg, entered into an agreement to sell substantially all of the assets of Horizon Vicksburg, and as a result, its operations are presented as discontinued operations in the accompanying condensed statements of operations for the three months ended March 31, 2011 and the Successor Period while its assets and liabilities are presented as held for sale in the accompanying condensed balance sheet as of December 31, 2010. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed statements of cash flows.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 15—DISCONTINUED OPERATIONS (Continued)

        The assets and liabilities of Horizon Vicksburg are presented as held for sale as follows (in thousands):

Successor
TEI
December 31, 2010
Cash	$1,488
Receivables, net	25
Property and equipment, net	2,741
Other assets	399

Total assets held for sale	$4,653

Accounts payable	$294
Accrued expenses and other liabilities	1,377

Total liabilities related to assets held for sale	$1,671

        Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

	Successor
	TEI(a)
	Three months ended March 31, 2011	Period from March 8, 2010 through March 31, 2010
Net revenues	$1,652	$493
Operating costs and expenses	2,416	638

Loss from operations	(764)	(145)
Interest income, net	1	—
Gain from disposal of discontinued operations, net	1,007	—
Income tax (expense) benefit	(86)	48

Gain (loss) from discontinued operations, net	$158	$(97)

(a)
Represents the operating results of Horizon Vicksburg.

  Gain from Disposal of Discontinued Operations, Net

        The Company no longer owned or operated Horizon Vicksburg as of March 25, 2011. As a result, the Company recorded a gain from the disposition of Horizon Vicksburg in the three months ended March 31, 2011 of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed statements of operations.

NOTE 16—INCOME TAXES

        The Company's effective income tax rate from continuing operations for the three months ended March 31, 2011 and the Successor Period was 39.7% and 33.1%, respectively. The difference between

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 16—INCOME TAXES (Continued)

the federal statutory rate of 35% and the Company's effective tax rate for both the three months ended March 31, 2011 and the Successor Period was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

        TEH's effective tax rate for the Predecessor Period was 1.3%. The difference between the federal statutory rate of 35% and TEH's tax rate for the Predecessor Period was primarily due to reorganization charges for which no tax benefit was recognized.

        CP Vicksburg and JMBS Casino were pass-through entities for federal and state income tax purposes. As pass-through entities, the tax attributes of CP Vicksburg and JMBS Casino would pass through to its members who owed any related income taxes. As a result, no provision for income taxes was recorded in the accompanying financial statements for CP Vicksburg and JMBS Casino.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 17—SEGMENT INFORMATION

        The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, (iv) and South and other. The Company uses operating income to compare operating results among its segments and allocate resources.

        The following table highlights by segment our net revenues and operating income (loss), and reconciles operating income (loss) to income (loss) from continuing operations before income taxes for the three months ended March 31, 2011, the Successor Period and the Predecessor Period (in thousands, unaudited):

	Successor		Predecessors
	Three months ended March 31, 2011	Period from March 8, 2010 through March 31, 2010	Period from January 1, 2010 through March 7, 2010
				Discontinued Operations
	TEI		TEH	CP Vicksburg	JMBS Casino
Net revenues:
East	$64,393	$19,666	$—	$—	$—
Central	31,327	8,217	22,432	—	—
West	32,969	9,558	25,999	—	—
South and other	28,540	6,942	16,043	1,271	3,552
Corporate	—	39	45	—	—

Total net revenues	$157,229	$44,422	$64,519	$1,271	$3,552

Operating income (loss):
East	$(4,030)	$(217)	$—	$—	$—
Central	6,353	1,780	4,691	—	—
West	3,246	1,226	1,731	—	—
South and other	4,985	1,214	2,603	(874)	933
Corporate	(5,403)	(2,210)	(4,604)	—	—

Total operating income (loss)	$5,151	$1,793	$4,421	$(874)	$933

Reconciliation of operating income (loss) to income (loss) from continuing operations before income taxes:
Operating income (loss)	$5,151	$1,793	$4,421	$(874)	$933
Interest expense	(8,050)	(2,150)	(2,005)	—	(2)
Interest income	222	46	11	40	103
Reorganization items, net	—	—	2,093,098	2,288,185	2,266,609

Income (loss) from continuing operations before income taxes	$(2,677)	$(311)	$2,095,525	$2,287,351	$2,267,643

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 17—SEGMENT INFORMATION (Continued)

	Successor
	March 31, 2011	December 31, 2010
Assets by segment:
East	$334,125	$339,189
Central	161,645	163,576
West	115,120	120,691
South and other	119,107	121,331
Corporate	107,646	99,452
Assets held for sale	—	4,653

Total assets	$837,643	$848,892

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating plans, our competition, financing, revenues, tax benefits, our beliefs regarding the sufficiency of our existing cash and credit sources, including our Exit Facility (as defined below) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. You should consider the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include three casinos in Nevada, two casinos in Mississippi, and one casino in each of Indiana, Louisiana and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of March 31, 2011, our properties collectively included approximately 411,000 square feet of gaming space with 7,806 slot machines, 228 table games and 6,034 hotel rooms.

        We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, and (iv) South and other. Our operations by region include the following:

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

  •
  South and other—Belle of Baton Rouge Casino and Hotel ("Belle of Baton Rouge") located in Baton Rouge, Louisiana; Bayou Caddy's Jubilee Casino ("Jubilee") located in Greenville, Mississippi; Lighthouse Point Casino ("Lighthouse Point") located in Greenville, Mississippi; and Tropicana Aruba Resort and Casino ("Tropicana Aruba") located in Noord, Aruba.

        In addition, Columbia Properties Vicksburg, LLC ("CP Vicksburg"), a wholly owned subsidiary of the Company, sold substantially all the assets and certain liabilities associated with the operation of Horizon Vicksburg Casino ("Horizon Vicksburg") in Vicksburg, Mississippi, in March 2011.

        We are a Delaware corporation that was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). We also acquired CP Vicksburg, JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC all of whom were part of the same plan of reorganization (the "Plan") as TEH (collectively, the "Predecessors"). Except where the context suggests otherwise, the terms "we," "us," "our," and "the Company" refer to Tropicana Entertainment Inc. and its subsidiaries.

        In addition, we acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, including Tropicana AC. The results of operations of Tropicana AC are not presented for the Predecessor Period (as defined below). The results of operations of Tropicana AC are included from the Effective Date (as defined below).

        On May 5, 2008, the Predecessors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time we acquired Adamar and several of the Predecessors' gaming properties and related assets. Prior to the Effective Date, we conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.

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

Presentation

        References in this Quarterly Report on Form 10-Q to "Successor" refer to the Company on or after March 8, 2010, after giving effect to (i) the issuance of 12,098,053 shares of common stock ($0.01 par value per share, the "Common Stock") and warrants to purchase an additional 3,750,000 shares of our Common Stock (the "Ordinary Warrants")in accordance with the Plan, (ii) the entering into our credit facility in an aggregate principal amount of $150 million (the "Exit Facility") in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of our Common Stock at $.01 per share (the "Penny Warrants"), (iii) the application of fresh-start reporting and (iv) the issuance of 12,901,947 shares of Common Stock related to the acquisition of Tropicana AC. References to "Predecessors" refer to the Predecessors prior to March 8, 2010.

        Due to the adoption of fresh-start reporting on March 8, 2010, the accompanying condensed statements of operations and cash flows for the three months ended March 31, 2010 are presented for two periods: January 1, 2010 through March 7, 2010 (the "Predecessor Period") for each of the Predecessors, and March 8, 2010 through March 31, 2010 (the "Successor Period") for the Company. The Predecessor Period reflects the historical accounting basis in the Predecessors' assets and liabilities, while the Successor Period reflects the assets and liabilities at fair value by allocating the Company's enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

        Because we conducted no business prior to March 8, 2010, we have presented the results of the Predecessor Period for comparison purposes. We refer to our three months ended March 31, 2010 results as "2010 Combined," derived from the summation of the results of TEI for the Successor Period and TEH and JMBS Casino for the Predecessor Period. CP Vicksburg is excluded from the 2010 Combined period as it is classified as discontinued operations. However, CP Vicksburg is one of our Predecessors and we are required to report the historical results of our Predecessors and accordingly have presented CP Vicksburg as discontinued operations in our management's discussion and analysis of financial condition and results of operations. The discussion of our results of operations contains a comparison of our results for the three months ended March 31, 2011 and our results for the 2010 Combined period. The application of fresh-start reporting did not materially affect the Company's continuing operations; however the 2010 Combined period may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation and amortization and interest expense. The combined presentation does not comply with generally accepted accounting principles in the United States ("GAAP") or with the rules of the Securities and Exchange Commission (the "SEC") for pro forma presentation; however, it is presented because we believe it is the most meaningful comparison of our results between periods.

Results of Operations

        Our financial results are highly dependent upon the number of customers that we attract to our facilities and the amounts those customers spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the discretionary income of our customers, competitive factors, gaming tax increases and other regulatory changes, the opening of new gaming operations, the negative impact the Predecessors' bankruptcy filings had on our facilities, our ability to reinvest in our properties, potential future exposure for liabilities of the Predecessors that we assumed, our limited operating history, and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Historically, our operating results are the strongest in the third quarter and the weakest in the fourth quarter. In addition, weather and long-weekend holidays affect our operating results.

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

        The following significant factors and trends should be considered in analyzing our operating performance:

  •
  Tropicana AC.  We acquired Tropicana AC on March 8, 2010 and its operating results are included only from the Effective Date. For the three months ended March 31, 2011, our operating results include a full period of Tropicana AC results compared to 24 days of operations in the Successor Period.

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

  •
  Debt and Interest Expense.  On December 29, 2009, we entered into the Exit Facility, which consists of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility"). The Exit Facility matures on March 8, 2013. The Term Loan Facility requires principal payments of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility does not generally require principal payments prior to the maturity date. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. On the Effective Date, the proceeds of the Term Loan Facility were used to repay certain indebtedness, including TEH's $65 million post-petition, debtor-in-possession financing (the "DIP Credit Facility"), to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. As a result of entering into the Exit Facility, our interest expense was $8.1 million and $2.2 million for the three months ended March 31, 2011 and the Successor Period, respectively, which includes $3.1 million and $0.8 million of amortization of the related debt discount, Penny Warrants and debt issuance costs for the three months ended March 31, 2011 and the Successor Period, respectively. The Exit Facility is guaranteed by substantially all our existing and future subsidiaries.

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

    On October 28, 2010, we elected to effect a merger in order to purchase the minority interests in Greenville Riverboat, LLC, our subsidiary that owns Lighthouse Point. The minority owner received $2.5 million in cash, and exercised appraisal rights, requesting an additional $3.2 million as payment for its minority interest. The Company has contested any additional payment for the minority interest, however there can be no assurance that the Company will not be required to make an additional payment to the minority owner.

  •
  Horizon Vicksburg.  On December 1, 2010, the Company, through CP Vicksburg, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Delta Investments & Development, LLC ("Delta") pursuant to which it agreed to sell substantially all of the assets associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash and the assumption by Delta of certain liabilities associated with Horizon Vicksburg. The transaction closed in March 2011, resulting in a gain of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed statements of operations for the three months ended March 31, 2011.

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

        The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Successor(a)		Predecessor(a)
	Three months ended March 31, 2011	Period from March 8, 2010 through March 31, 2010	Period from January 1, 2010 through March 7, 2010
				Discontinued Operations
	TEI		TEH	CP Vicksburg	JMBS Casino
Net revenues:
East	$64,393	$19,666	$—	$—	$—
Central	31,327	8,217	22,432	—	—
West	32,969	9,558	25,999	—	—
South and other	28,540	6,942	16,043	1,271	3,552
Corporate	—	39	45	—	—

Total net revenues	$157,229	$44,422	$64,519	$1,271	$3,552

Operating income (loss):
East	$(4,030)	$(217)	$—	$—	$—
Central	6,353	1,780	4,691	—	—
West	3,246	1,226	1,731	—	—
South and other	4,985	1,214	2,603	(874)	933
Corporate	(5,403)	(2,210)	(4,604)	—	—

Total operating income (loss)	$5,151	$1,793	$4,421	$(874)	$933

Operating income (loss) margin(b):
East	(6.3)%	(1.1)%	—	—	—
Central	20.3%	21.7%	20.9%	—	—
West	9.8%	12.8%	6.7%	—	—
South and other	17.5%	17.5%	16.2%	(68.8)%	26.3%
Total operating income (loss) margin	3.3%	4.0%	6.9%	(68.8)%	26.3%

(a)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly for results related to depreciation, amortization and interest expense.

(b)
Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

        The following table presents detail of our net revenues (in thousands):

	Successor(c)		Predecessor(c)
	Three months ended March 31, 2011	Period from March 8, 2010 through March 31, 2010	Period from January 1, 2010 through March 7, 2010
				Discontinued Operations
	TEI		TEH	CP Vicksburg	JMBS Casino
Revenues:
Casino	$142,550	$39,728	$55,416	$1,189	$3,498
Room	25,397	6,988	7,101	86	45
Food and beverage	22,381	6,213	9,306	75	78
Other	5,735	1,764	1,559	16	30

Gross revenues	196,063	54,693	73,382	1,366	3,651
Less promotional allowances	(38,834)	(10,271)	(8,863)	(95)	(99)

Net revenues	$157,229	$44,422	$64,519	$1,271	$3,552

(c)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010.

  Net Revenues

        In the East region, net revenues were $64.4 million for the three months ended March 31, 2011 compared to $19.7 million for the Successor Period, all of which were attributable to the acquisition of Tropicana AC. The Predecessor Period does not include the results of operations of Tropicana AC as compared to the Successor Period which includes 24 days of operations of Tropicana AC. The Atlantic City market experienced year over year declines in casino revenue of 7.3% in the three months ended March 31, 2011.

        In the Central region, net revenues were $31.3 million for the three months ended March 31, 2011, an increase over the 2010 Combined period due to a 2.4% increase in the slot volumes, which we believe is partially attributable to new slot product and marketing initiatives at Casino Aztar. The average daily room rate at our Central region property was $86 for the three months ended March 31, 2011, a 10.7% increase over the 2010 Combined period. However, the occupancy rate for the three months ended March 31, 2011 was 68.5%, which is a 3.6 point decline from the 2010 Combined period.

        In the West region, net revenues were $33.0 million for the three months ended March 31, 2011, a decrease of 7.3% compared to the 2010 Combined period. The decrease was primarily driven by a 9.6% decline in slot volumes and a 6.1% decline in table volumes for the West region. Net revenues in the West region continue to be negatively impacted by the deterioration of casino revenue in the Laughlin and South Lake Tahoe markets resulting from the continuing economic slowdown and reduced consumer discretionary spending. Based on the most recent market data available, the Laughlin market as a whole witnessed a first quarter of 2011 decline in casino revenue of 3.1% compared to the first quarter of 2010. The occupancy rate for the three months ended March 31, 2011 at our properties in the West region was 67.1%, a 7.9 point increase from the 2010 Combined period. The average daily room rate for the West region was $37 for the three months ended March 31, 2011, a 12.2% decline over the 2010 Combined period, which is attributable to a decline in room rates in an effort to increase occupancy.

        In the South and other region, net revenues were $28.5 million for the three months ended March 31, 2011, an increase of 7.5% compared to the 2010 Combined period. The increase was driven by a 0.5 point increase in the slot hold percentage and a 2.9% increase in table games volume. The increase in net revenues in the South and other region was attributable to the Belle of Baton Rouge, where increases were the result of increased gaming volumes, which we believe is being driven by improved property marketing. Slot volumes increased 6.9% and table game volumes increased 7.3% at the Belle of Baton Rouge for the three months ended March 31, 2011 when compared to the 2010 Combined period. The increases in gaming volumes in the three months ended March 31, 2011 were due to a new marketing initiative to increase customer visitation through the use of complimentaries. The occupancy rate for the three months ended March 31, 2011 at our properties in the South and other region was 59.6%, a 14.0 point increase from the 2010 Combined period, primarily attributable to an occupancy rate increase at the Belle of Baton Rouge. The average daily room rate for the South region was $76 for the three months ended March 31, 2011, a 9.1% decline from the 2010 Combined period resulting from the re-branding of the hotel at the Belle of Baton Rouge late in the first quarter of 2010.

  Operating Income

        In the East region, the three months ended March 31, 2011 includes an operating loss of $4.0 million attributable to Tropicana AC, compared to an operating loss of $0.2 million included in the Successor Period, which was only 24 days. The decline in the operating income in the East Region is related to the decline in market revenues. Tropicana AC continues to monitor and reduce its operating expenses to maintain profitability in response to the declining revenues due to the current weak economic conditions.

        In the Central region, operating income for the three months ended March 31, 2011 was $6.4 million or 1.8% lower than the 2010 Combined period. The decreased operating income is related to increased rent expense and increased depreciation and amortization in the current year period. Under the terms of the lease renewal, effective December 2010, for the land on which Casino Aztar is situated, rent expense increased approximately $0.9 million in the three months ended March 31, 2011 from the 2010 Combined period. Increased depreciation and amortization expense is related to fresh-start reporting and prior year capital expenditures that were placed in service in the latter part of 2010.

        In the West region, the operating income for the three months ended March 31, 2011 was $3.2 million, an increase of 9.8% compared to the 2010 Combined period. The increase is related to decreased depreciation and amortization expense at our properties in West region due to the valuation of our fixed assets under fresh-start reporting. Excluding depreciation and amortization expense, operating income for the West region decreased 26.7% compared to the 2010 Combined period due to the continued gaming revenue declines which are outpacing market trends due to our properties' proximity to the ongoing road construction on the main casino strip access in Laughlin.

        In the South and other region operating income for the three months ended March 31, 2011 was $5.0 million, an increase of 4.9% compared to the 2010 Combined period. This increase is primarily due to decreased depreciation and amortization expense due to the effects of fresh-start reporting. In the South and other region, excluding depreciation and amortization expense, operating income decreased 5.4% in the three months ended March 31, 2011 compared to the 2010 Combined period due to the continued weak economic conditions and increased operating costs related to Tropicana Aruba, which was acquired on August 31, 2010.

        Corporate expenses were $5.4 million for the three months ended March 31, 2011, a 20.7% decrease from the 2010 Combined period due to a reduction in outside professional fees.

  Interest Expense

        Interest expense for the three months ended March 31, 2011 was $8.1 million. The interest expense was related to our Exit Facility, which was funded on March 8, 2010 and bears interest at 15% per annum and was issued at a 7% discount. Cash paid for interest expense was $4.9 million for the three months ended March 31, 2011. During the Successor Period, interest expense and cash paid for interest related to our Exit Facility were $2.2 million and $1.3 million, respectively. Interest expense for TEH for the Predecessor Period was $2.0 million, related to the DIP Credit Facility.

  Income Taxes

        Income tax benefit was $1.1 million for the three months ended March 31, 2011 and our effective income tax rate was 39.7%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended March 31, 2011 was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences. For the Successor Period, the income tax benefit was $0.1 million and our effective tax rate was 33.1%. The difference between the federal statutory rate of 35% and the effective tax rate for the Successor Period was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.

        TEH's effective income tax rate for the Predecessor Period was (1.3)%. The difference between the federal statutory rate of 35% and TEH's effective income tax rate for the Predecessor Period was primarily due to reorganization charges for which no tax benefit was recognized.

  Discontinued Operations

        The Company sold substantially all of CP Vicksburg's assets related to the operation of Horizon Vicksburg, in March 2011. Accordingly, the results of operations of Horizon Vicksburg are presented as discontinued operations in the accompanying condensed statements of operations for the three months ended March 31, 2011 and the Successor Period. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed statements of cash flows for the three months ended March 31, 2011 and the Successor Period.

  Net Income (Loss)

        Net loss for the three months ended March 31, 2011 and the Successor Period were $1.5 million and $0.3 million, respectively, which were impacted by the continued weakened economy.

        Net income for the Predecessor Period was $2.1 billion for TEH, which included a gain of $2.1 billion related to reorganization items. CP Vicksburg's net income for the Predecessor Period was $2.3 billion, which included a gain of $2.3 billion related to reorganization items. JMBS Casino's net income for the Predecessor Period was $2.3 billion, which included a gain of $2.3 billion related to reorganization items.

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

        Our material cash requirements for the remainder of 2011 are expected to include (i) interest payments related to our Exit Facility of $14.9 million, (ii) capital maintenance expenditures expected to be approximately $40 million, (iii) minimum lease payments under our operating leases of $5.4 million and (iv) construction and development costs related to Tropicana Aruba which is currently in the planning and design stages. While we have not finalized our development plans related to Tropicana Aruba, we currently estimate that we will spend approximately $4 million on a temporary casino facility and maintenance projects during the remainder of 2011.

        The following table summarizes our cash flows (in thousands):

	Successor(a)		Predecessor(a)
	Three months ended March 31, 2011	Period from March 8, 2010 through March 31, 2010	Period from January 1, 2010 through March 7, 2010
				Discontinued Operations
	TEI	TEI	TEH	CP Vicksburg	JMBS Casino
Cash Flow Information:
Net cash provided by operating activities	$1,157	$3,047	$1,923	$6	$1,000
Net cash provided by (used in) investing activities	782	(194)	(1,057)	3	(11)
Net cash provided by (used in) financing activities	(1,301)	(37)	38,014	—	—

Net increase in cash and cash equivalents from continuing operations	$638	$2,816	$38,880	$9	$989

(a)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

        For the three months ended March 31, 2011 and the Successor Period net cash provided by operating activities include the results of Tropicana AC. Cash paid for interest expenses was $4.9 million and $1.3 million for the three months ended March 31, 2011 and the Successor Period, respectively. Interest expense in the Predecessor Period is related to the DIP Credit Facility which had an interest rate of 13.3% on an outstanding balance of $65.2 million, which was repaid in full on March 8, 2010. In addition, TEH paid approximately $3.9 million in reorganization items as a result of the Chapter 11 Cases during the Predecessor Period.

        Net cash used in investing activities consists primarily of $2.8 million for capital expenditures offset by $2.7 net proceeds from the sale of Horizon Vicksburg in the three months ended March 31, 2011. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures in the three months ended March 31, 2011 were higher than the 2010 Combined period due to capital expenditures at Tropicana AC, which were not included in the Predecessor Period.

        Net cash used in financing activities for the three months ended March 31, 2011 consists primarily of a principal payment made on our Exit Facility. In TEH's Predecessor Period, net cash provided by financing activities consisted of $120.9 million of net proceeds from the Exit Facility which was used to repay certain indebtedness, including $65.2 million related to the DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay $1.5 million for fees and expenses related to the Exit Facility and for other general corporate purposes.

  Exit Facility

        On December 29, 2009, we entered into the Exit Facility, which consists of (i) the $130 million Term Loan Facility and (ii) the $20 million Revolving Facility. The Term Loan Facility was funded on the Effective Date and matures on March 8, 2013. The Term Loan Facility requires mandatory principal payments of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility requires no mandatory borrowing or principal payments. Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders of the Exit Facility. On the Effective Date, the proceeds of the Term Loan Facility were used to repay certain indebtedness, including the DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company is required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of the Company. Entities affiliated with Carl C. Icahn, Chairman of our board of directors, are lenders under the Exit Facility and hold more than 50% of the loans extended under the Exit Facility.

        The Exit Facility, as amended in February 2011, contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 2.00 to 1.00 (other than (i) for the quarter ended December 31, 2010, which had no requirement and (ii) for each of the quarters in the year ending December 31, 2011, which requires compliance with a ratio of not less than 1.00 to 1.00), and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants are tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against the Company or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses, and (vi) the bankruptcy or insolvency of the Company or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with these covenant requirements at March 31, 2011.

        Our interest expense for the three months ended March 31, 2011 and the Successor Period was $8.1 million and $2.2 million, respectively, which includes $3.1 million and $0.8 million of amortization of the related debt discount, Penny Warrants and debt issuance costs for the three months ended March 31, 2011 and the Successor Period, respectively.

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

  Recently Issued Accounting Standards

        In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." Under GAAP, the evaluation of goodwill impairment is a two-step test. In Step 1, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value. If it does, an entity must perform Step 2 of the goodwill impairment test to determine whether goodwill has been impaired and to calculate the amount of that impairment. The provisions of this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted the provisions of this ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2011. As of March 31, 2011, the Company had no reporting units with zero or negative carrying amounts or reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. As a result, the adoption of this ASU had no impact on the Company's condensed financial statements.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        Our Interim Chief Executive Officer and Interim President (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of March 31, 2011. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with SEC rules and regulations.

Changes in Internal Control Over Financial Reporting

        During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        For a description of our previously reported legal proceedings, refer to "Item 3-Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material developments with respect to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A.    RISK FACTORS.

        "Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010 includes a discussion of our risk factors. There have been no material changes to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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
2.2
Amended and Restated Purchase Agreement, dated as of November 20, 2009, among Adamar of New Jersey, Inc., Manchester Mall, Inc., the Honorable Gary S. Stein, Tropicana Entertainment, LLC, Ramada New Jersey Holdings Corporation, Atlantic-Deauville, Inc., Adamar Garage Corporation, Ramada New Jersey, Inc., Credit Suisse, Tropicana Entertainment Inc., Tropicana Atlantic City Corp., and Tropicana AC Sub Corp. (Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K; the Registrant will furnish supplementally a copy of the omitted schedules to the Commission upon request.) (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)
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

TROPICANA ENTERTAINMENT INC.
Date: May 4, 2011	By:	/s/ LANCE J. MILLAGE
	Name:	Lance J. Millage
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)