Form 10-Q
period 2011-06-30
Tropicana Entertainment Inc.
filed 2011-08-09
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2011
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

        As of July 25, 2011, there were 26,312,500 shares outstanding of the registrant's common stock, $.01 par value per share, outstanding.

TROPICANA ENTERTAINMENT INC.

CONDENSED BALANCE SHEETS

(amounts in thousands)

	Successor
	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,006	$154,442
Restricted cash	15,597	18,494
Receivables, net	43,790	38,855
Inventories	4,430	4,360
Prepaid expenses and other assets	13,308	11,675
Assets held for sale	—	4,653

Total current assets	229,131	232,479
Property and equipment, net	443,021	448,046
Goodwill	24,928	24,928
Intangible assets, net	78,495	79,739
Investments	33,079	33,271
Other assets, net	27,092	30,429

Total assets	$835,746	$848,892

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,340	$1,339
Liabilities related to assets held for sale	—	1,671
Accounts payable	40,119	42,086
Accrued expenses and other current liabilities	73,579	82,050

Total current liabilities	115,038	127,146
Long-term debt, net—related party	111,544	108,138
Other long-term liabilities	8,454	8,711
Deferred tax liabilities	19,500	19,500

Total liabilities	254,536	263,495

Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at June 30, 2011 and December 31, 2010	263	263
Additional paid-in capital	605,999	605,999
Accumulated deficit	(25,052)	(20,865)

Total shareholders' equity	581,210	585,397

Total liabilities and shareholders' equity	$835,746	$848,892

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Successor		Successor		Predecessors
						Discontinued Operations
	Tropicana Entertainment Inc.		Tropicana Entertainment Inc.		Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Period from March 8, 2010 through June 30, 2010	Period from January 1, 2010 through March 7, 2010
Revenues:
Casino	$127,536	$146,004	$270,086	$185,732	$55,416	$1,189	$3,498
Room	27,078	26,638	52,475	33,626	7,101	86	45
Food and beverage	21,692	22,368	44,073	28,581	9,306	75	78
Other	6,534	6,645	12,269	8,409	1,559	16	30

Gross revenues	182,840	201,655	378,903	256,348	73,382	1,366	3,651
Less promotional allowances	(37,913)	(38,113)	(76,747)	(48,384)	(8,863)	(95)	(99)

Net revenues	144,927	163,542	302,156	207,964	64,519	1,271	3,552

Operating costs and expenses:
Casino	55,280	62,835	115,505	80,971	22,559	622	1,087
Room	8,144	7,932	14,929	9,731	2,819	62	24
Food and beverage	9,172	10,442	18,999	13,039	5,373	81	13
Other	2,096	2,483	4,245	3,122	1,081	7	—
Marketing, advertising and promotions	14,446	15,694	28,683	19,937	2,199	78	72
General and administrative	30,081	32,593	63,560	41,295	14,327	673	764
Maintenance and utilities	14,701	14,301	30,295	17,809	5,628	248	227
Depreciation and amortization	7,332	10,827	17,114	13,832	6,112	374	432

Total operating costs and expenses	141,252	157,107	293,330	199,736	60,098	2,145	2,619

Operating income (loss)	3,675	6,435	8,826	8,228	4,421	(874)	933
Other income (expense):
Interest expense	(8,103)	(8,156)	(16,153)	(10,306)	(2,005)	—	(2)
Interest income	192	225	414	271	11	40	103

Total other income (expense)	(7,911)	(7,931)	(15,739)	(10,035)	(1,994)	40	101

Income (loss) from continuing operations before reorganization items and income taxes.	(4,236)	(1,496)	(6,913)	(1,807)	2,427	(834)	1,034
Reorganization items, net	—	—	—	—	2,093,098	2,288,185	2,266,609

Income (loss) from continuing operations before income taxes	(4,236)	(1,496)	(6,913)	(1,807)	2,095,525	2,287,351	2,267,643
Income tax benefit	1,505	506	2,568	609	26,654	—	—

Income (loss) from continuing operations, including noncontrolling interest	(2,731)	(990)	(4,345)	(1,198)	2,122,179	2,287,351	2,267,643
Gain (loss) from discontinued operations, net	—	(675)	158	(772)	—	—	—

Net income (loss), including noncontrolling interest	(2,731)	(1,665)	(4,187)	(1,970)	2,122,179	2,287,351	2,267,643
Net loss attributable to noncontrolling interests	—	22	—	19	845	—	—

Net income (loss)	$(2,731)	$(1,643)	$(4,187)	$(1,951)	$2,123,024	$2,287,351	$2,267,643

Net loss attributable to Tropicana Entertainment Inc.:
Loss from continuing operations	$(2,731)	$(968)	$(4,345)	$(1,179)
Gain/(loss) from discontinued operations, net	—	(675)	158	(772)

Net loss	$(2,731)	$(1,643)	$(4,187)	$(1,951)

Basic and diluted loss per common share attributable to Tropicana Entertainment Inc.:
Loss from continuing operations	$(0.10)	$(0.04)	$(0.16)	$(0.04)
Gain/(loss) from discontinued operations, net	—	(0.02)	—	(0.03)

Net loss	$(0.10)	$(0.06)	$(0.16)	$(0.07)

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313	26,313	26,313

The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor		Predecessors
				Discontinued Operations
	Tropicana Entertainment Inc.		Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
	Six months ended June 30, 2011	Period from March 8, 2010 through June 30, 2010	Period from January 1, 2010 through March 7, 2010
Cash flows from operating activities:
Net income (loss), including noncontrolling interest	$(4,187)	$(1,970)	$2,122,179	$2,287,351	$2,267,643
Adjustments to reconcile net income (loss), including noncontrolling interest, to net cash provided by operating activities
Non-cash reorganization items and fresh-start reporting adjustments	—	—	(2,098,064)	(2,288,191)	(2,266,614)
Gain from disposal of discontinued operations, net	(1,007)	—	—	—	—
Depreciation and amortization (including discontinued operations)	17,114	14,076	6,112	374	432
Amortization of debt discount and debt issuance costs	6,330	4,014	137	—	—
Gain on disposition of asset (including discontinued operations)	(129)	—	—	—	—
Deferred income tax	—	—	(30,838)	—	—
Changes in current assets and current liabilities:
Receivables, net	(4,740)	(5,911)	2,942	8	(79)
Inventories, prepaids and other assets	(1,634)	(122)	1,698	34	47
Accrued interest	—	(1)	(239)	—	—
Accounts payable, accrued expenses and other liabilities	(10,922)	(1,257)	(1,994)	(479)	(432)
Due from affiliates	—	—	(672)	934	3
Other	2,369	(4,230)	662	(25)	—

Net cash provided by operating activities	3,194	4,599	1,923	6	1,000

Cash flows from investing activities:
Additions of property and equipment	(13,299)	(4,719)	(1,057)	—	(11)
Proceeds from sale of discontinued operations	2,731	—	—	—	—
Other	1,872	600	—	3	—

Net cash provided by (used in) investing activities	(8,696)	(4,119)	(1,057)	3	(11)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	120,900	—	—
Repayments of debt	(1,319)	(222)	(65,311)	—	—
Restricted cash	2,897	(2,694)	(16,075)	—	—
Payment of financing costs	—	—	(1,500)	—	—
Proceeds from exercise of Penny Warrants	—	13	—	—	—

Net cash (used in) provided by financing activities	1,578	(2,903)	38,014	—	—

Net increase (decrease) in cash and cash equivalents	(3,924)	(2,423)	38,880	9	989
Increase in cash and cash equivalents related to Tropicana AC acquisition	—	58,014	—	—	—
Decrease in cash and cash equivalents related to assets held for sale	1,488	764	—	—	—
Cash and cash equivalents, beginning of period	154,442	94,617	50,904	2,372	3,844

Cash and cash equivalents, end of period	$152,006	$150,972	$89,784	$2,381	$4,833

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$9,823	$6,291	$1,964	$—	$5
Cash paid for reorganization items	—	—	3,916	6	7
Cash received related to reorganization items	—	—	1	—	—
Cash paid for income taxes	3,450	263	—	—	—
Supplemental disclosure of non-cash items:
Common stock and Ordinary Warrants issued in exchange for discharge of liabilities subject to compromise	—	—	307,292	—	—
Common stock issued in connection with acquisition of Tropicana AC	—	282,128	—	—	—

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

        On October 28, 2010, immediately following Mississippi Gaming Commission approval, the Company elected to effect a merger which resulted in the purchase of the minority interests in Greenville Riverboat, LLC, our subsidiary that owns Lighthouse Point. The minority owner received $2.5 million in January 2011, and exercised its appraisal rights requesting an additional $3.2 million as payment for its minority interest. The minority owner also asserted certain cross claims against Lighthouse Point in the appraisal proceedings for additional distributions. The Company believes that the cross claims are without merit and intends to vigorously defend the same, and also has contested any additional payment for the minority interest. There can be no assurance that the Company will succeed in this proceeding, and the Company could be required to make additional payments.

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

liabilities associated with Horizon Vicksburg. The transaction closed in March 2011, resulting in a gain of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed statements of operations for the six months ended June 30, 2011.

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

        References in this Quarterly Report on Form 10-Q to "Successor" refer to the Company on or after March 8, 2010. References to "Predecessors" refer to the Predecessors prior to March 8, 2010. The accompanying condensed statements of operations and cash flows for the six months ended June 30, 2010 are presented for two periods: January 1, 2010 through March 7, 2010 (the "Predecessor Period") and March 8, 2010 through June 30, 2010 (the "Successor Period"). The Predecessor Period reflects the historical accounting basis in the Predecessors' assets and liabilities, while the Successor Period reflects assets and liabilities at fair value by allocating the Company's enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

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

        The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of June 30, 2011 is approximately $132.6 million.

  Recently Issued Accounting Standards

        In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-05, which amends ASC Topic 220, "Comprehensive Income." The guidance in this ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance in this ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

net income. Upon adoption, this update is to be applied retrospectively and is effective during interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.

        In December 2010, the Financial Accounting Standards Board issued ASU No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." Under GAAP, the evaluation of goodwill impairment is a two-step test. In Step 1, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value. If it does, an entity must perform Step 2 of the goodwill impairment test to determine whether goodwill has been impaired and to calculate the amount of that impairment. The provisions of this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted the provisions of this ASU in preparing the condensed financial statements. The Company had no reporting units with zero or negative carrying amounts or reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. As a result, the adoption of this ASU had no impact on the Company's condensed financial statements.

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

NOTE 3—PRO FORMA RESULTS

        The following unaudited pro forma results of operations assume that the Restructuring Transactions, including the acquisition of the Predecessors and Tropicana AC, occurred at the beginning of the period (in thousands, except per share data, unaudited):

Six months ended June 30, 2010
Net revenues	$329,376
Operating income	16,313
Net loss	(372)
Basic and diluted loss per common share	$(0.01)

        This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Restructuring Transactions had actually occurred at the beginning of the period, nor of the results that may be reported in the future.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 4—RECEIVABLES

        Receivables consist of the following (in thousands):

	Successor
	June 30, 2011	December 31, 2010
	(unaudited)
Casino	$22,189	$21,903
Hotel	6,046	6,009
Predecessors' administrative tax claim	14,314	14,314
Income taxes	5,110	—
Other	6,856	6,448

	54,515	48,674
Allowance for doubtful accounts	(10,725)	(9,819)

Receivables, net	$43,790	$38,855

        The Predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. The timing of any collections on these claims is uncertain and is pending litigation.

NOTE 5—PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	Successor
	Estimated life (years)	June 30, 2011	December 31, 2010
		(unaudited)
Land	—	$92,860	$92,860
Buildings and improvements	10 - 40	298,703	298,716
Furniture, fixtures and equipment	3 - 7	72,414	68,099
Riverboats and barges	5 - 15	18,533	18,450
Construction in progress	—	10,871	4,392

		493,381	482,517
Accumulated depreciation		(50,360)	(34,471)

Property and equipment, net		$443,021	$448,046

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

        In connection with the application of fresh-start reporting, we recorded goodwill and intangible assets which were adjusted during our annual impairment testing in the fourth quarter of 2010. As of both June 30, 2011 and December 31, 2010, the Company had goodwill of $24.9 million related to deferred taxes associated with purchase accounting, of which $14.2 million related to the gaming license and the remaining $10.7 million related to the trade name.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Goodwill and intangible assets consist of the following (in thousands):

	Successor
	June 30, 2011
	(unaudited)			December 31, 2010
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Goodwill	$26,659	$1,731	$24,928	$26,659	$1,731	$24,928

	Successor
	Estimated life (years)	June 30, 2011	December 31, 2010
		(unaudited)
Trade name	Indefinite	$25,800	$25,800
Gaming licenses	Indefinite	28,700	28,700
Customer lists	3	3,079	3,079
Favorable lease	5 - 42	24,100	24,100

Total intangible assets		81,679	81,679
Less accumulated amortization:
Customer lists		(1,369)	(855)
Favorable lease		(1,815)	(1,085)

Total accumulated amortization		(3,184)	(1,940)

Intangible assets, net		$78,495	$79,739

        Upon the adoption of fresh-start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the "Tropicana" trade name which was reduced by a $3.7 million impairment loss during the fourth quarter of 2010. The Company also recognized, upon the adoption of fresh- start reporting, $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators, which was reduced by a $15.3 million impairment loss during the fourth quarter of 2010. At June 30, 2011, $28.7 million of indefinite life gaming license is related to Casino Aztar.

        Customer lists, which represent the value associated with customers enrolled in our customer loyalty programs, were valued at $1.7 million upon adoption of fresh-start reporting and $1.4 million was also recognized in connection with the Tropicana AC acquisition and are being amortized on a straight-line basis over three years. Amortization expense related to customer lists, which is amortized to depreciation and amortization expense, for the quarters ended June 30, 2011 and 2010 was $0.3 million and $0.3 million, respectively. Amortization expense for the six months ended June 30, 2011 and Successor Period was $0.5 million and $0.3 million, respectively. Favorable lease arrangements were valued at $8.6 million upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over 30 years, which approximates the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million of intangibles assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS (Continued)

connection with the acquisition of Tropicana Aruba, the Company recognized $10.3 million of intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease of approximately 42 years. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the quarters ended June 30, 2011 and June 30, 2010, was $0.4 million and $0.3 million, respectively. Amortization expense for the six months ended June 30, 2011 and the Successor Period was $0.7 million and $0.4 million, respectively. Intangible assets related to the acquisition of the Predecessors and Tropicana AC were valued using the income and cost based methods as appropriate. The "Tropicana" trade name was valued based on the relief from royalty method which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee, and a discount rate. The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates for similar assets to reach a 1% royalty rate. The discount rate applied was 14%, based on the weighted average cost of capital of the properties benefiting from the trade name. Gaming licenses were valued based on the Greenfield method, which is the function of the cost to build a new casino operation, the build out period, projected cash flows attributed to the casino once operational, and a discount rate. The projected cash flows assumed a revenue growth rate of 2% and effective tax rate of 40%. The discount rate assumed was 16%, based on the weighted average cost of capital for the respective property plus a premium to reflect the additional risks of achieving individual cash flows. The value assigned to customer lists is based on the present value of future earnings using the replacement cost method based on internally developed estimates.

        In connection with fresh-start reporting, the Predecessors' intangible assets were eliminated on the Effective Date. Amortization expense for TEH and CP Vicksburg for the Predecessor Period was $27,000 and $2,000, respectively. JMBS Casino recognized no amortization expense for the Predecessor Period as the intangible assets were fully amortized.

NOTE 7—INVESTMENTS

        The New Jersey Casino Control Act provides, among other things, for an assessment of licenses equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the Casino Reinvestment Development Authority (the "CRDA"). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at June 30, 2011 and December 31, 2010 approximate their fair value.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 7—INVESTMENTS (Continued)

        Investments consist of the following (in thousands):

	Successor
	June 30, 2011	December 31, 2010
	(unaudited)
Investment in bonds—CRDA	$14,276	$13,933
Less unamortized discount	(2,122)	(3,857)
Less valuation allowance	(4,483)	(2,065)
Deposits—CRDA	30,215	29,819
Less valuation allowance	(7,647)	(7,598)
Direct investment—CRDA	3,685	3,685
Less valuation allowance	(845)	(646)

Total investments	$33,079	$33,271

        The CRDA bonds have various contractual maturities that range from 5 to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights.

NOTE 8—OTHER ASSETS

        Other assets consist of the following (in thousands):

	Successor
	June 30, 2011	December 31, 2010
	(unaudited)
Debt issuance costs	$5,321	$6,825
Casino Aztar prepaid rent	9,283	10,633
Deposits	8,821	9,195
Other	3,667	3,776

Other assets	$27,092	$30,429

NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following (in thousands):

	Successor
	June 30, 2011	December 31, 2010
	(unaudited)
Accrued payroll and related	$27,637	$25,281
Accrued gaming and related	14,342	16,226
Accrued taxes	7,200	13,194
Predecessors' administrative tax claim	13,628	13,628
Other accrued expenses and current liabilities	10,772	13,721

Total accrued expenses and other current liabilities	$73,579	$82,050

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES (Continued)

        The Predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. We are in the process of determining the timing and amount of the Predecessors' claims to be settled.

NOTE 10—DEBT

        Debt consists of the following (in thousands):

	Successor
	June 30, 2011	December 31, 2010
	(unaudited)
Term Loan Facility, due 2013, interest at 15% at June 30, 2011, net of unamortized discount of $16.0 million and $20.7 million at June 30, 2011 and December 31, 2010, respectively.	$112,733	$109,307
Other long-term debt	151	170

Total long-term debt	112,884	109,477
Less current portion of debt	(1,340)	(1,339)

Total long-term debt, net	$111,544	$108,138

  Successor

  Exit Facility

        On December 29, 2009, TEI entered into a credit facility (the "Exit Facility") with multiple lenders including entities affiliated with Mr. Icahn ("Icahn Affiliates"), as further discussed in Note 11, which consists of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility"). The Exit Facility matures on March 8, 2013. The Term Loan Facility requires mandatory principal payments of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility generally does not require mandatory borrowing or principal payments. Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders under the Exit Facility. On the Effective Date the proceeds of the Exit Facility were used to repay certain indebtedness, including TEH's DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company is required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of TEI.

        The Exit Facility, as amended in February 2011, contains mandatory prepayment provisions from proceeds received by TEI and its subsidiaries as a result of asset sales and the incurrence of

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 10—DEBT (Continued)

indebtedness (subject in each case to certain exceptions). Key covenants binding TEI and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 1.00 to 1.00 prior to December 31, 2011 (other than December 31, 2010 which had no requirement) and not less than 2.00 to 1.00 after December 31, 2011 and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants will be tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against TEI or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses, and (vi) the bankruptcy or insolvency of TEI or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. TEI was in compliance with the covenants of the Exit Facility, as amended, at June 30, 2011.

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

  Icahn Affiliates

        On May 4, 2009, pursuant to the Plan, the Company entered into a commitment letter (the "Commitment Letter") with Icahn Affiliates, pursuant to which Icahn Affiliates committed to provide, on a fully underwritten basis, the Exit Facility. Certain Icahn Affiliates are lenders under the Exit Facility and hold more than 50% of the loans extended under the Exit Facility. In addition, another entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility. Pursuant to the Commitment Letter, the Company was also responsible for various professional fees, including legal costs and gaming license costs, on behalf of Mr. Icahn. The Company expensed $0.1 million and $0.3 million during the quarter ended June 30, 2010, and the Successor Period, respectively, related to these costs. TEH expensed $1.1 million during the Predecessor Period related to these costs. The Company and TEH paid a total of $9.5 million in debt issuance costs related to the Exit Facility. Unamortized debt issuance costs of $5.3 million and $6.8 million were included in other assets, net on the accompanying condensed balance sheet as of June 30, 2011 and December 31, 2010, respectively.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 11—RELATED PARTY TRANSACTIONS (Continued)

We are a member of the buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such vendors, and we are under no obligation to do so. We do not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. We may purchase a variety of goods and services as members of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis.

NOTE 12—COMMITMENTS AND CONTINGENCIES

  Leases

  MontBleu Lease

        The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent will be equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, or (ii) 10% of gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $9.0 million on the accompanying condensed balance sheets as of June 30, 2011.

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

  Horizon Vicksburg Lease (Discontinued Operations)

        The Company's lease agreement with the City of Vicksburg that permitted the development of Horizon Vicksburg and provided for ongoing payments to the City of Vicksburg was assigned to Delta upon consummation of the sale of Horizon Vicksburg in March 2011.

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

  Tropicana Trademark Litigation

        Certain parties (the "Plaintiffs") affiliated with the new owners of the Tropicana Las Vegas ("Tropicana LV") filed a declaratory judgment action in the District Court, Clark County, Nevada ("Nevada State Court"), on July 20, 2009, against Aztar Corporation ("Aztar") and Tropicana Entertainment, LLC ("TE") originally seeking a declaratory judgment that Tropicana LV had the right

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

to operate a hotel and casino under the name "Tropicana" without any interference by or payment to Aztar or TE (together, the "Defendants"). The Plaintiffs' complaint sought no damages or injunctive relief. On August 10, 2009, Defendants removed the action to the District of Nevada and filed an answer and counterclaim asserting Plaintiffs' use of "Tropicana" infringes upon Defendants' rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada State Court, which was granted on January 21, 2010. The parties are currently engaged in discovery.

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

        If the Plaintiffs are successful in the Nevada State Court action, they would have rights to continued use of the "Tropicana" trademark in perpetuity in connection with Tropicana LV and associated operations without control by the Company or payment of any royalty or license fee to the Company. Their continued use of the trademark without restriction could dilute the "Tropicana" brand and be detrimental to the Company's future properties that utilize that brand. Furthermore, if the Plaintiffs are successful in the Nevada State Court action and the Defendants and the Company are not successful in the Bankruptcy Court proceedings, the Plaintiffs may establish ownership rights and the Company's right to continued use of the "Tropicana" name, in a particular geographic area, on an exclusive basis, or at all, could be adversely affected. At this time an estimate cannot reasonably be made regarding the possible loss or range of loss in connection with this matter.

        The parties have agreed to stay activities in the Nevada State Court action and the Bankruptcy Court proceedings for a period of time as they negotiate a potential settlement of these matters. There can be no assurance that any such settlement will be reached.

  Wimar and CSC Administrative Expense Claims

        On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the Chapter 11 Cases, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. CSC and Wimar have requested oral argument on their summary judgment motions, but no date has been set.

  Aztar v. Marsh

        Aztar filed a broker malpractice and breach of contract action in the Superior Court of New Jersey, Atlantic County, on August 12, 2010, against Marsh & McLennan Companies, Marsh, Inc., Marsh USA, Inc. and various fictitious Marsh entities (together, the "Marsh Defendants"). The claim seeks $100 million or more in compensatory damages against the Marsh Defendants, Aztar's risk management and insurance brokers at the time of a 2002 expansion of Tropicana AC by Aztar, including, but not limited to, lost profits, expenses arising from the interruption of operations, attorneys' fees, loss of the use of the insurance proceeds at issue, and litigation expenses resulting from the Marsh Defendants' failure to secure for Aztar business interruption and property damage coverage covering losses sustained by Aztar from the collapse of a parking garage that occurred at Tropicana AC on October 30, 2003. The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint. Any recovery obtained by Aztar in this action will be recoverable by the Company as the current owner of Tropicana AC. Discovery is proceeding, and trial is not expected to take place until 2012, at the earliest.

  Litigation in General

        The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

NOTE 13—STOCKHOLDERS' EQUITY

  Common Stock

        The Company is authorized to issue up to 100 million shares of its Common Stock, $0.01 par value per share, of which 26,312,500 shares were issued and outstanding as of June 30, 2011. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

  Preferred Stock

        The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of June 30, 2011. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.

  Warrants

        In accordance with the Plan, holders of the Predecessors' $960 million of 9 5/8% Senior Subordinated Notes and general unsecured claims received Ordinary Warrants to purchase 3,750,000 shares of Common Stock. The Ordinary Warrants have a four year, six month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as a reorganization item of the Predecessors on the accompanying condensed statements of operations.

        In addition, pursuant to the terms of the Exit Facility, the Company issued Penny Warrants to purchase 1,312,500 shares of Common Stock at a strike price of $0.01 to participating lenders on the Effective Date. The Penny Warrants had a term of 3 months. The Company valued the Penny Warrants using the Black-Scholes option valuation model assuming a life of 0.24 years, a volatility factor of 41% and a risk free rate of 0.16%. The resulting value of $19.5 million is treated as a debt discount and netted against the carrying value of the Exit Facility on the accompanying condensed balance sheet as of June 30, 2011 and December 31, 2010. The discount is amortized at a constant rate applied to the outstanding balance of the Exit Facility with a corresponding increase in non-cash interest expense. During the Successor Period, all 1,312,500 Penny Warrants were exercised at $0.01 per share.

  Significant Ownership

        At June 30, 2011, Mr. Icahn indirectly controlled approximately 51.5% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

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

NOTE 15—DISCONTINUED OPERATIONS

        As discussed in Note 1, on December 1, 2010, the Company, through CP Vicksburg, entered into an agreement to sell substantially all of the assets of Horizon Vicksburg, and as a result, its operations are presented as discontinued operations in the accompanying condensed statements of operations for the six months ended June 30, 2011 and the Successor Period while its assets and liabilities are presented as held for sale in the accompanying condensed balance sheet as of December 31, 2010. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed statements of cash flows.

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

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 15—DISCONTINUED OPERATIONS (Continued)

        Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

	Successor
	TEI(a)
	Three months ended June 30, 2010	Six months ended June 30, 2011	Period from March 8, 2010 through June 30, 2010
Net revenues	$1,568	$1,652	$2,061
Operating costs and expenses	2,586	2,416	3,224

Loss from operations	(1,018)	(764)	(1,163)
Interest income, net	—	1	—
Gain from disposal of discontinued operations, net	—	1,007	—
Income tax (expense) benefit	343	(86)	391

Gain (loss) from discontinued operations, net	$(675)	$158	$(772)

(a)
Represents the operating results of Horizon Vicksburg.

  Gain from Disposal of Discontinued Operations, Net

        The Company no longer owned or operated Horizon Vicksburg as of March 25, 2011. As a result, the Company recorded a gain from the disposition of Horizon Vicksburg in the first quarter of 2011 of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed statements of operations.

NOTE 16—INCOME TAXES

        The Company's effective income tax rate from continuing operations for the three months ended June 30, 2011 and 2010 was 35.5% and 33.8%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for both the three months ended June 30, 2011 and 2010 was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences. The Company's effective income tax rate from continuing operations for the six months ended June 30, 2011 and the Successor Period was 37.1% and 33.7%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for both the six months ended June 30, 2011 and the Successor Period was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

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

NOTE 17—FLOODING AND RELATED EXPENSES

        Lighthouse Point and Jubilee, both located in Greenville, Mississippi, closed for approximately 29 days in May 2011, as a result of Mississippi River flooding. The land based building at Lighthouse Point suffered damage from the flooding. Through June 30, 2011, Lighthouse Point and Jubilee recorded a total of approximately $0.5 million of expenses, primarily comprised of payroll, certain fixed expenses and repairs. Although property damage at Jubilee was minor, the damage sustained at Lighthouse Point resulted in approximately $0.2 million write-down of fixed assets.

  Insurance Coverage

        Insurance policies carried on both Lighthouse Point and Jubilee include coverage for property damage and business interruption subject to a deductible. The Company filed claims with its insurance carriers for Lighthouse Point and Jubilee under our property policies in July 2011. As the claim for property damage and expenses is in excess of the $0.7 million in expenses and write-offs the Company has recognized an insurance receivable of approximately $0.7 million which was recorded in other assets on our condensed balance sheet at June 30, 2011. It is unknown how much will be received for our business interruption claims, if any, therefore no additional receivable has been recorded. We can provide no assurances that additional property damage will not be discovered as repairs are made to both Lighthouse Point and Jubilee or that any additional property damage would be covered by insurance.

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 18—SEGMENT INFORMATION

        The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, (iv) and South and other. The Company uses operating income to compare operating results among its segments and allocate resources.

        The following table highlights by segment our net revenues and operating income, and reconciles operating income to loss from continuing operations before income taxes for the quarters ended June 30, 2011 and 2010 (in thousands, unaudited):

	Successor
	Three months ended June 30, 2011	Three months ended June 30, 2010
	TEI
Net revenues:
East	$61,760	$77,630
Central	31,489	29,891
West	29,304	31,374
South and other	22,374	24,647
Corporate	—	—

Total net revenues	$144,927	$163,542

Operating income:
East	$(4,537)	$4,815
Central	6,950	5,052
West	2,530	660
South and other	2,453	2,568
Corporate	(3,721)	(6,660)

Total operating income	$3,675	$6,435

Reconciliation of operating income to loss from continuing operations before income taxes:
Operating income	$3,675	$6,435
Interest expense	(8,103)	(8,156)
Interest income	192	225

Loss from continuing operations before income taxes	$(4,236)	$(1,496)

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 18—SEGMENT INFORMATION (Continued)

        The following table highlights by segment our net revenues and operating income (loss), and reconciles operating income (loss) to income (loss) from continuing operations before income taxes for the six months ended June 30, 2011, the Successor Period and the Predecessor Period (in thousands, unaudited):

	Successor		Predecessors
	Tropicana Entertainment, Inc.			Discontinued Operations
				CP Vicksburg	JMBS Casino
			TEH
		Period March 8, 2010 through June 30, 2010
	Six months ended June 30, 2011		Period January 1, 2010 through March 7, 2010
Net revenues:
East	$126,153	$97,296	$—	$—	$—
Central	62,816	38,108	22,432	—	—
West	62,509	40,993	25,999	—	—
South and other	50,678	31,528	16,043	1,271	3,552
Corporate	—	39	45	—	—

Total net revenues	$302,156	$207,964	$64,519	$1,271	$3,552

Operating income (loss):
East	$(8,567)	$4,598	$—	$—	$—
Central	13,303	6,832	4,691	—	—
West	5,776	1,886	1,731	—	—
South and other	7,438	3,782	2,603	(874)	933
Corporate	(9,124)	(8,870)	(4,604)	—	—

Total operating income (loss)	$8,826	$8,228	$4,421	$(874)	$933

Reconciliation of operating income (loss) to income (loss) from continuing operations before income taxes:
Operating income (loss)	8,826	$8,228	$4,421	$(874)	$933
Interest expense	(16,153)	(10,306)	(2,005)	—	(2)
Interest income	414	271	11	40	103
Reorganization items, net	—	—	2,093,098	2,288,185	2,266,609

Income (loss) from continuing operations before income taxes	$(6,913)	$(1,807)	$2,095,525	$2,287,351	$2,267,643

TROPICANA ENTERTAINMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 18—SEGMENT INFORMATION (Continued)

	Successor
	June 30, 2011	December 31, 2010
Assets by segment:
East	$334,191	$339,189
Central	158,772	163,576
West	116,647	120,691
South and other	115,472	121,331
Corporate	110,664	99,452
Assets held for sale	—	4,653

Total assets	$835,746	$848,892

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or other strategic plans, our competition, financing, revenues, tax benefits, our beliefs regarding the sufficiency of our existing cash and credit sources, including our Exit Facility (as defined below) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. You should consider the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include three casinos in Nevada, two casinos in Mississippi, and one casino in each of Indiana, Louisiana and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of June 30, 2011, our properties collectively included approximately 411,000 square feet of gaming space with 7,543 slot machines, 219 table games and 6,034 hotel rooms.

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

        We are a Delaware corporation formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries, pursuant to their plan of reorganization (the "Plan") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). We also acquired CP Vicksburg, JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("CP Laughlin Realty"), all of whom were part of the same Plan as TEH (TEH, together with certain of its subsidiaries, CP Vicksburg, JMBS Casino and CP Laughlin Reality are (collectively referred to as the "Predecessors"). Except where the context suggests otherwise, the terms "we," "us," "our," and "the Company" refer to Tropicana Entertainment Inc. and its subsidiaries.

        In addition, we acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, including Tropicana AC, separately from the acquisitions pursuant to the Plan. The results of operations of Tropicana AC are not presented for the Predecessor Period (as defined below). The results of operations of Tropicana AC are included from the Effective Date (as defined below).

        On May 5, 2008, the Predecessors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The reorganization of the Predecessors pursuant to the Plan and the acquisition of Tropicana AC (collectively, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time we acquired Adamar and several of the Predecessors' gaming properties and related assets. Prior to the Effective Date, we conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.

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

        Due to the adoption of fresh-start reporting on March 8, 2010, the accompanying condensed statements of operations and cash flows for the six months ended June 30, 2010 are presented for two periods: January 1, 2010 through March 7, 2010 (the "Predecessor Period") for each of the

Predecessors, and March 8, 2010 through June 30, 2010 (the "Successor Period") for the Company. The Predecessor Period reflects the historical accounting basis in the Predecessors' assets and liabilities, while the Successor Period reflects the assets and liabilities at fair value by allocating the Company's enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

        Because we conducted no business prior to March 8, 2010, we have presented the results of the Predecessor Period for comparison purposes. We refer to our six months ended June 30, 2010 results as "2010 Combined," derived from the summation of the results of TEI for the Successor Period and TEH and JMBS Casino for the Predecessor Period. CP Vicksburg is excluded from the 2010 Combined period as it is classified as discontinued operations. However, CP Vicksburg is one of our Predecessors and we are required to report the historical results of our Predecessors and accordingly have presented CP Vicksburg as discontinued operations in our management's discussion and analysis of financial condition and results of operations. The discussion of our results of operations contains a comparison of our results for the six months ended June 30, 2011 and our results for the 2010 Combined period. The application of fresh-start reporting did not materially affect the Company's continuing operations; however the 2010 Combined period may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation and amortization and interest expense. The combined presentation does not comply with generally accepted accounting principles in the United States ("GAAP") or with the rules of the Securities and Exchange Commission (the "SEC") for pro forma presentation; however, it is presented because we believe it is the most meaningful comparison of our results between periods.

Results of Operations

        Our financial results are highly dependent upon the number of customers that we attract to our facilities and the amounts those customers spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the discretionary income of our customers, competitive factors, gaming tax increases and other regulatory changes, the opening or acquisition of new gaming operations, the negative impact the Predecessors' bankruptcy filings had on our facilities, our ability to reinvest in our properties, potential future exposure for liabilities of the Predecessors that we assumed, our limited operating history, and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Historically, our operating results are the strongest in the third quarter and the weakest in the fourth quarter. In addition, weather and long-weekend holidays affect our operating results.

        Revenues are one of our main performance indicators with more than 85% of net revenues generated from casino operations. Casino revenues represent the difference between wins and losses from gaming activities such as slot machines and table games. Key volume indicators include table games volumes and slot volumes, which refer to amounts wagered by our customers. Win or hold percentage represents the percentage of the amounts wagered by the customer that is won by the casino, which is not fully controllable by us, and recorded as casino revenue. Most of our revenues are cash-based, through customers wagering with cash or chips or paying for non-gaming services with cash or credit cards, and therefore are not subject to any significant or complex estimation. As a result, fluctuations in net revenues have a direct impact on cash flows from operating activities. Other performance indicators include hotel occupancy, which is a volume indicator for hotels, and the average daily rate, which is a price indicator for the amount customers paid for hotel rooms.

        The following significant factors and trends should be considered in analyzing our operating performance:

  •
  Tropicana AC.  We acquired Tropicana AC on March 8, 2010 and its operating results are included only from the Effective Date. For the six months ended June 30, 2011, our operating results include a full period of Tropicana AC results compared to 115 days of operations in the Successor Period. In 2010, Tropicana AC implemented a new marketing strategy to target high end table games players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table game hold and differences in the odds for different table games. High end play may lead to greater fluctuations in our table game hold and, as a result, we may experience greater revenue fluctuation between reporting periods due to this new marketing strategy. For the three months ended June 30, 2011, the table game hold decreased 7.7 percentage points when compared to the same period in the prior year. This hold percentage is not necessarily indicative of results that can be expected for future periods.

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

  •
  General Economic Conditions.  Current economic conditions continue to adversely impact us and the gaming industry as a whole. We believe our guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the investment and housing markets.

  •
  Debt and Interest Expense.  On December 29, 2009, we entered into the Exit Facility, which consists of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility"). The Exit Facility matures on March 8, 2013. The Term Loan Facility requires principal payments of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility does not generally require principal payments prior to the maturity date. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. On the Effective Date, the proceeds of the Term Loan Facility were used to repay certain indebtedness, including TEH's $65 million post-petition, debtor-in-possession financing (the "DIP Credit Facility"), to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. As a result of entering into the Exit Facility, our interest expense was $8.1 million and $8.2 million for the three months ended June 30, 2011 and 2010, respectively, which includes $3.2 million for each of the three months ended June 30, 2011 and 2010 of amortization of the related debt discount, Penny Warrants and debt issuance costs. For the six months ended June 30, 2011 and the Successor Period, interest expense was $16.2 million and $10.3 million, respectively, which includes $6.3 million and $4.0 million, respectively, of amortization of the related debt discount, Penny Warrants and debt issuance costs. The Exit Facility is guaranteed by substantially all our existing and future subsidiaries.

  •
  Acquisitions.  On August 31, 2010 we purchased a casino resort in Aruba with approximately 361 units, including the unsold fractional timeshares attached to such property, a temporary casino currently not in operation and an unfinished permanent casino structure. We renamed the property Tropicana Aruba Resort & Casino. We are currently operating the timeshare facilities, intend to open a temporary casino in late 2011 and are currently developing a permanent casino. However, our development plans have not been finalized and we may decide not to proceed.

    On October 28, 2010, we elected to effect a merger which resulted in the purchase of the minority interests in Greenville Riverboat, LLC, our subsidiary that owns Lighthouse Point. The minority owner received $2.5 million in cash, and exercised appraisal rights, requesting an additional $3.2 million as payment for its minority interest. The minority owner also asserted certain cross claims against Lighthouse Point in the appraisal proceedings for additional distributions. We believe that the cross claims are without merit and intend to vigorously defend the same. We also have contested any additional payment for the minority interest. There can be no assurance that we will succeed in this proceeding, and we could be required to make additional payments.

  •
  Horizon Vicksburg.  On December 1, 2010, we, through CP Vicksburg, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Delta Investments & Development, LLC ("Delta") pursuant to which we agreed to sell substantially all of the assets associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash and the assumption by Delta of certain liabilities associated with Horizon Vicksburg. The transaction closed in March 2011, resulting in a gain of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed statements of operations for the six month period ended June 30, 2011.

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

        The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Successor
	Three months ended June 30, 2011	Three months ended June 30, 2010
	TEI
Net revenues:
East	$61,760	$77,630
Central	31,489	29,891
West	29,304	31,374
South and other	22,374	24,647
Corporate	—	—

Total net revenues	$144,927	$163,542

Operating income:
East	$(4,537)	$4,815
Central	6,950	5,052
West	2,530	660
South and other	2,453	2,568
Corporate	(3,721)	(6,660)

Total operating income	$3,675	$6,435

Operating income margin(a):
East	(7.3)%	6.2%
Central	22.1%	16.9%
West	8.6%	2.1%
South and other	11.0%	10.4%
Total operating income margin	2.5%	3.9%

(a)
Operating income margin is operating income as a percentage of net revenues.

        The following table presents detail of our net revenues (in thousands):

	Successor
	Three months ended June 30, 2011	Three months ended June 30, 2010
	TEI
Revenues:
Casino	$127,536	$146,004
Room	27,078	26,638
Food and beverage	21,692	22,368
Other	6,534	6,645

Gross revenues	182,840	201,655
Less promotional allowances	(37,913)	(38,113)

Net revenues	$144,927	$163,542

  Net Revenues

        In the East region, net revenues were $61.8 million for the three months ended June 30, 2011, a decrease of 20.4% over the three months ended June 30, 2010. The decline in net revenues is driven by a decline in casino revenue of 19.6% for the same period. The Atlantic City market experienced year over year declines in casino revenue of 6.7% in the three months ended June 30, 2011. The Atlantic City market has been negatively impacted by the introduction of table games in Pennsylvania in mid 2010. Tropicana AC results are unfavorable to market results due to volatility in the hold percentage associated with high end table games play and low slot volumes. Table game volumes at Tropicana AC were 15.4% higher than the same period in the prior year. However, the table game hold percentage was 7.7 percentage points lower than the same period in the prior year. Slot volumes at Tropicana AC decreased 9.7% which was unfavorable to market results due to competitors in the Atlantic City market increasing their marketing and promotional efforts on slot volumes more than Tropicana AC. The occupancy rate for the three months ended June 30, 2011 at Tropicana AC was 87.4%, which was relatively flat when compared with the three months ended June 30, 2010. The average daily room rate was $106 for the three months ended June 30, 2011, a 3.2% increase over the three months ended June 30, 2010.

        In the Central region, net revenues were $31.5 million for the three months ended June 30, 2011, an increase of 5.3% over the three months ended June 30, 2010 primarily due to a 4.6% increase in the slot volumes, which is attributable to new slot product and marketing initiatives, and the favorable impact that Casino Aztar recognized when its competitors were temporarily closed due to river flooding. The average daily room rate at Casino Aztar was $84 for the three months ended June 30, 2011, compared to $77 for the three months ended June 30, 2010.

        In the West region, net revenues were $29.3 million for the three months ended June 30, 2011, a decrease of 6.6% compared to the three months ended June 30, 2010. The decrease was primarily driven by a 16.6% decline in slot volumes and a 13.7% decline in table volumes. Net revenues and volumes in the West region continue to be negatively impacted by the deterioration of casino revenue in the Laughlin and South Lake Tahoe markets resulting from the continuing poor economic conditions, reduced consumer discretionary spending, and road construction. Based on the most recent market data available, the Laughlin market as a whole experienced a 7.3% decline in casino revenue in the second quarter of 2011 when compared to the second quarter of 2010. The unfavorable results in the West region compared to the markets are predominantly driven by the operations at the River Palms property. Due to its location, the River Palms has been significantly impacted by the road construction. In response, management has reduced the gaming capacity at River Palms to minimize expenses. This reduced capacity has also contributed to the decline in gaming volumes. The occupancy rate for the three months ended June 30, 2011 at our properties in the West region was 56.7%, which was relatively flat when compared with the three months ended June 30, 2010. The average daily room rate for the West region was $39 for the three months ended June 30, 2011, a 4.9% decline over the three months ended June 30, 2010, which is attributable to lower room rates in an effort to maintain occupancy.

        In the South and other region, net revenues were $22.4 million for the three months ended June 30, 2011, a decrease of 9.2% compared to the three months ended June 30, 2010. While results at the Belle of Baton Rouge were relatively flat between years, the Mississippi properties were closed for approximately 29 days due to Mississippi River flooding. The property closures resulted in a 13.4% decrease in total gaming volumes in the South and other region for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The occupancy rate at our properties in the South and other region was 41.9% and 52.5% for the three months ended June 30, 2011 and 2010, respectively. The decline in occupancy is predominantly driven by the acquisition of Tropicana Aruba on August 31, 2010. The average daily room rate for the South region was $67 for both the three months ended June 30, 2011 and 2010. Despite the reduced occupancy rate, room revenues increased $0.3 million for the South and other region for the three months ended June 30, 2011 due to the acquisition of Tropicana Aruba on August 31, 2010.

  Operating Income

        In the East region, the three months ended June 30, 2011 includes an operating loss of $4.5 million attributable to Tropicana AC, compared to operating income of $4.8 million in the three months ended June 30, 2010. The decline in operating income in the East Region is the result of declines in casino revenues noted above and the decline in overall market revenues. Tropicana AC continues to monitor and reduce its operating expenses in response to the current economic conditions.

        In the Central region, operating income for the three months ended June 30, 2011 was $7.0 million or $1.9 million higher than the three months ended June 30, 2010. The increased operating income is related to the increased revenues noted above, partially offset by increased rent expense in the current year period. Under the terms of the lease renewal, effective December 2010, for the land on which Casino Aztar is situated, rent expense increased approximately $1.0 million in the three months ended June 30, 2011 from the three months ended June 30, 2010.

        In the West region, the operating income for the three months ended June 30, 2011 was $2.5 million, a $1.9 million increase compared to the three months ended June 30, 2010. This increase is mainly attributable to the $2.5 million decrease in payroll and benefits expense in the three months ended June 30, 2011. Additionally, the West region properties realized a $0.8 million decrease in depreciation and amortization expense due to certain assets having been fully depreciated. These decreased expenses were partially offset by the decrease in revenues noted above.

        In the South and other region operating income for the three months ended June 30, 2011 was $2.5 million, a $0.1 million decrease compared to the three months ended June 30, 2010. This decrease is primarily due to the Mississippi property closures discussed above and operating costs at Tropicana Aruba, which was acquired on August 31, 2010. Additionally, the South and other region realized a $0.9 million decrease in depreciation and amortization expense primarily due to certain assets having been fully depreciated.

        Corporate expenses were $3.7 million for the three months ended June 30, 2011, a $2.9 million decrease from the three months ended June 30, 2010, driven by a reduction in outside professional fees and payroll expenses.

  Interest Expense

        Interest expense for the three months ended June 30, 2011 and 2010 was $8.1 million and $8.2 million, respectively. The interest expense was related to our Exit Facility, which was funded on March 8, 2010 and bears interest at 15% per annum and was issued at a 7% discount. Cash paid for interest expense was $4.9 million and $5.0 million for the three months ended June 30, 2011 and 2010, respectively.

  Income Taxes

        Income tax benefit was $1.5 million for the three months ended June 30, 2011 and our effective income tax rate was 35.5%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended June 30, 2011 was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences. For the three months ended June 30, 2010, the income tax benefit was $0.5 million and our effective tax rate was 33.8%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended June 30, 2010, was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.

Six Months ended June 30, 2011 compared to Six Months Ended June 30, 2010

        The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Successor(a)		Predecessor(a)
	TEI		TEH	CP Vicksburg	JMBS Casino
	Six months ended June 30, 2011	Period from March 8, 2010 through June 30, 2010	Period from January 1, 2010 through March 7, 2010
Net revenues:
East	$126,153	$97,296	$—	$—	$—
Central	62,816	38,108	22,432	—	—
West	62,509	40,993	26,174	—	—
South and other	50,678	31,528	15,868	1,271	3,552
Corporate	—	39	45	—	—

Total net revenues	$302,156	$207,964	$64,519	$1,271	$3,552

Operating income (loss):
East	$(8,567)	$4,598	$—	$—	$—
Central	13,303	6,832	4,691	—	—
West	5,776	1,886	1,731	—	—
South and other	7,438	3,782	2,603	(874)	933
Corporate	(9,124)	(8,870)	(4,604)	—	—

Total operating income	$8,826	$8,228	$4,421	$(874)	$933

Operating income margin(b):
East	(6.8)%	4.7%	n/a	n/a	n/a
Central	21.2%	17.9%	20.9%	n/a	n/a
West	9.2%	4.6%	6.6%	n/a	n/a
South	14.7%	12.0%	16.4%	(68.8)%	26.3%
Total operating income margin	2.9%	4.0%	6.9%	(68.8)%	26.3%

(a)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly for results related to depreciation, amortization and interest expense.

(b)
Operating income margin is operating income as a percentage of net revenues.

        The following table presents detail of our net revenues (in thousands):

	Successor(c)		Predecessor(c)
	TEI		TEH	CP Vicksburg	JMBS Casino
	Six months ended June 30, 2011	Period from March 8, 2010 through June 30, 2010	Period from January 1, 2010 through March 7, 2010
Revenues:
Casino	$270,086	$185,732	$55,416	$1,189	$3,498
Rooms	52,475	33,626	7,101	86	45
Food and Beverage	44,073	28,581	9,306	75	78
Other	12,269	8,409	1,559	16	30

Gross Revenues	378,903	256,348	73,382	1,366	3,651
Less Promotional Allowances	(76,747)	(48,384)	(8,863)	(95)	(99)

Total net revenues	$302,156	$207,964	$64,519	$1,271	$3,552

(c)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010.

  Net Revenues

        In the East region, net revenues were $126.2 million for the six months ended June 30, 2011, an increase of 29.7% over the 2010 Combined six month period. As the acquisition of Tropicana AC occurred on March 8, 2010, the 2010 Combined six month period includes 66 fewer days of operations of Tropicana AC. The Atlantic City market experienced year over year declines in casino revenue of 7.0% in the six months ended June 30, 2011. The Atlantic City market has been negatively impacted by the introduction of table games in Pennsylvania in mid 2010. Tropicana AC results are unfavorable to market results due to volatility in the hold percentage associated with high end table games play and low slot volumes. Table game volumes at Tropicana AC were 10.9% higher than the same period in the prior year. However, the table game hold percentage was 3.7 percentage points lower than the same period in the prior year. Slot volumes at Tropicana AC decreased 10.2% when compared to the same period in the prior year, which was unfavorable to market results due to competitors in the Atlantic City market increasing their marketing and promotional efforts on slot volumes more than Tropicana AC. The occupancy rate at Tropicana AC was 80.0% and the average daily room rate was $104 for the six months ended June 30, 2011.

        In the Central region, net revenues were $62.8 million for the six months ended June 30, 2011, a 3.8% increase compared to the 2010 Combined six month period due to a 3.5% increase in the slot volumes, which is partially attributable to new slot product and marketing initiatives at Casino Aztar. The average daily room rate at our Central region property was $85 for the three months ended June 30, 2011, a 9.6% increase compared the 2010 Combined six month period.

        In the West region, net revenues were $62.5 million for the six months ended June 30, 2011, a 6.9% decrease compared to the 2010 Combined six month period. This decrease is driven by a 12.9% decrease in slot volumes, a 9.3% decrease in table volumes and a 8.8% decline in the average room rate for the six months ended June 30, 2011, compared to the 2010 Combined six month period. Net revenues in the West region continue to be negatively impacted by the deterioration of casino revenues in the Laughlin and South Lake Tahoe markets resulting from the current economic conditions, reduced consumer discretionary spending and road construction. Based on the most recent market data available, the Laughlin market as a whole witnessed a decline in casino revenue of 4.7% for the six months ended June 30, 2011 when compared to the same period of 2010. For the six months ended

June 30, 2011, the South Lake Tahoe market experienced a decline in casino revenue of 4.6% compared to the first six months of 2010. The unfavorable results in the West region compared to the markets are predominantly driven by the operations at the River Palms property. Due to its location, the River Palms has been significantly impacted by the road construction. In response, management has reduced the gaming capacity at River Palms to minimize expenses. This reduced capacity has also contributed to the decline in gaming volumes.

        In the South and other region, net revenues were $50.6 million for the six months ended June 30, 2011, a 0.5% decrease compared to the 2010 Combined six month period. This decrease is driven by a 7.3% decrease in slot volumes related to the Mississipi property closures due to river flooding in May 2011 as well as the current economic conditions and reduced consumer discretionary spending, and road construction. The gaming revenue declines were almost entirely offset by hotel revenues at Tropicana Aruba, which was acquired on August 31, 2010. Belle of Baton Rouge experienced a slight increase in net revenues due to a 3.1% increase in slot volumes for the six months ended June 30, 2011 compared to the 2010 Combined six month period. Belle of Baton Rouge results were favorable compared to an overall market decline in casino revenue of 13.4% in the first six months of 2011.

  Operating Income

        In the East region, the operating loss of $8.6 million for the six months ended June 30, 2011 is compared to operating income of $4.6 million during the Successor Period. Despite the fact that the Successor Period includes 66 fewer days of Tropicana AC operations, the operating income has declined due to the lower table games hold percentage and slot volumes in the six months ended June 30, 2011.

        In the Central region, operating income for the six months ended June 30, 2011 was $13.3 million or 15.4% higher than the 2010 Combined six month period. The increased operating income is related to the increased revenues noted above offset by increased rent expense in the current year period. Under the terms of the lease renewal, effective December 2010, for the land on which Casino Aztar is situated, rent expense increased approximately $2.0 million in the six months ended June 30, 2011 from the 2010 Combined six month period.

        In the West region, the operating income for the six months ended June 30, 2011 was $5.8 million, a 59.7% increase compared to the 2010 Combined six month period. This increase is mainly attributable to the decreased payroll and benefits in the six months ended June 30, 2011 and decreased depreciation and amortization expense due to certain assets having been fully depreciated in the current period.

        In the South and other region operating income for the six months ended June 30, 2011 was $7.4 million, a 1.6% increase compared to the 2010 Combined six month period. The increase is due to increased operating income at Belle of Baton Rouge offset by the Mississippi property closures discussed above and operating losses at Tropicana Aruba, which was acquired on August 31, 2010. At Belle of Baton Rouge, the increase in operating income was driven by decreased payroll and benefits expenses as well as decreased depreciation and amortization expense due to certain assets having been fully depreciated during the six months ended June 30, 2010.

        Corporate expenses were $9.1 million for the six months ended June 30, 2011, a 32.3% decrease from the 2010 Combined six month period, due to a reduction in outside professional fees and payroll expenses.

  Interest Expense

        Interest expense for the six months ended June 30, 2011 was $16.2 million. The interest expense was related to our Exit Facility, which was funded on March 8, 2010 and bears interest at 15% per annum and was issued at a 7% discount. Cash paid for interest expense was $9.8 million for the six months ended June 30, 2011. Interest expense for the Successor Period related to the Exit Facility was

$10.3 million and cash paid for interest for the same period was $6.3 million. TEH's interest expense for the Predecessor Period was $2.0 million related to the Predecessors' DIP Credit Facility and cash paid for interest was $2.0 million for the same period.

  Income Taxes

        The income tax benefit was $2.6 million for the six months ended June 30, 2011, and our effective income tax rate was 37.1%. The difference between the federal statutory rate of 35% and the effective tax rate for the six months ended June 30, 2011 was primarily due to the effects of permanent differences on the current provision. The income tax benefit was $0.6 million for the Successor Period and our effective tax rate was 33.7%. The difference between the federal statutory rate of 35% and the effective tax rate for the Successor Period was primarily due to the effects of permanent differences on the current provision. TEH's income tax benefit was $26.7 million for the Predecessor Period and the effective income tax rate was (1.3)%. The difference between the federal statutory rate of 35% and the effective tax rate for Predecessor Period was primarily due to reorganization charges at TEH, for which no tax benefit was recognized.

  Discontinued Operations

        The Company sold substantially all of CP Vicksburg's assets related to the operation of Horizon Vicksburg, in March 2011. Accordingly, the results of operations of Horizon Vicksburg are presented as discontinued operations in the accompanying condensed statements of operations for the six months ended June 30, 2011 and the Successor Period. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed statements of cash flows for the six months ended June 30, 2011 and the Successor Period.

  Net Income (Loss)

        Net loss for the six months ended June 30, 2011 was $4.2 million.

        Net loss for the Successor Period was $2.0 million, which was impacted by a net gain of $2.1 billion related to reorganization items as a result of the discharge of debt and liabilities subject to compromise. Net loss for TEH for the six months ended June 30, 2009 was $498.7 million, which included loss from discontinued operations of $316.5 and net expenses of $19.7 million related to reorganization items.

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

Liquidity and Capital Resources

        Our cash flows are and will continue to be affected by a variety of factors, many of which are outside of our control, including regulatory restrictions, competition, financial markets and other general business conditions. On the Effective Date, we repaid the DIP Credit Facility with the Term Loan Facility as discussed below. We believe that we will have sufficient liquidity through anticipated borrowing availability, available cash, trade credit and cash flow from our properties to fund our cash requirements and capital expenditures for our normal operating activities for at least twelve months. We will endeavor to fund capital expenditures for maintenance of our properties through future improvements in operating results and increased borrowing availability for at least twelve months. However, we cannot provide assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations as our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions. In addition, we continually evaluate our financing needs and we may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

        Part of our overall strategy includes consideration of expansion opportunities in new gaming jurisdictions, underserved markets and acquisition opportunities that may arise periodically. We may require additional funds in order to execute on such strategic growth, and may incur additional debt or issue additional equity to finance any such transaction. We cannot assure you that we will be able to incur such debt or issue any such additional equity on acceptable terms or at all.

        Our material cash requirements for our existing properties for the remainder of 2011 are expected to include (i) interest payments of $9.9 million related to our Exit Facility, (ii) capital maintenance expenditures expected to be approximately $30 million, (iii) minimum lease payments under our operating leases of $3.6 million, (iv) capital expenditures to repair our Mississippi properties damaged by flooding, which may or may not be covered by insurance and (v) construction and development costs related to Tropicana Aruba which is currently in the planning and design stages. While we have not finalized our development plans related to Tropicana Aruba, we currently estimate that we will spend approximately $5.0 million on a temporary casino facility and maintenance projects during the remainder of 2011.

        The following table summarizes our cash flows (in thousands):

	Successor(a)		Predecessor(a)
	Six months ended June 30, 2011	Period from March 8, 2010 through June 30, 2010	Period from January 1, 2010 through March 7, 2010
				Discontinued Operations
	TEI	TEI	TEH	CP Vicksburg	JMBS Casino
Cash Flow Information:
Net cash provided by operating activities	$3,194	$4,599	$1,923	$6	$1,000
Net cash provided by (used in) investing activities	(8,696)	(4,119)	(1,057)	3	(11)
Net cash provided by (used in) financing activities	1,578	(2,903)	38,014	—	—

Net increase (decrease) in cash and cash equivalents from continuing operations	$(3,924)	$(2,423)	$38,880	$9	$989

(a)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

        For the six months ended June 30, 2011 and the Successor Period net cash provided by operating activities include the results of Tropicana AC. Cash paid for interest expenses was $9.8 million and $6.3 million for the six months ended June 30, 2011 and the Successor Period, respectively. Interest expense in the Predecessor Period is related to the DIP Credit Facility which had an interest rate of

13.3% on an outstanding balance of $65.2 million, which was repaid in full on March 8, 2010. In addition, TEH paid approximately $3.9 million in reorganization items as a result of the Chapter 11 Cases during the Predecessor Period.

        Net cash used in investing activities consists primarily of $13.3 million for capital expenditures offset by $2.7 million net proceeds from the sale of Horizon Vicksburg and $1.5 million in sales and luxury tax rebates in the six months ended June 30, 2011. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures in the six months ended June 30, 2011 were higher than the 2010 Combined period due to capital expenditures at Tropicana AC, which were not included in the Predecessor Period.

        Net cash used in financing activities for the six months ended June 30, 2011 consists of a principal payment made on our Exit Facility offset by restricted cash released back to us related to professional services incurred as part of the Chapter 11 Cases. Net cash used in financing activities in the Successor period consists primarily of a payment made into an escrow account with the City of Evansville for city development projects in accordance with Casino Aztar's lease terms. Other items include amounts related to the repayment of debt and proceeds from the exercise of the Penny Warrants. In TEH's Predecessor Period, net cash provided by financing activities consisted of $120.9 million of net proceeds from the Exit Facility which was used to repay certain indebtedness, including $65.2 million related to the DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay $1.5 million for fees and expenses related to the Exit Facility and for other general corporate purposes.

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

        The Exit Facility, as amended in February 2011, contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 2.00 to 1.00 (other than (i) for the quarter ended December 31, 2010, which had no requirement and (ii) for each of the quarters in the year ending December 31, 2011, which requires compliance with a ratio of not less than 1.00 to 1.00), and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants are tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions)

include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against the Company or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses, and (vi) the bankruptcy or insolvency of the Company or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with these covenant requirements at June 30, 2011.

        Our interest expense for the three months ended June 30, 2011 and 2010 was $8.1 million and $8.2 million, respectively, which includes $3.2 million of amortization of the related debt discount, Penny Warrants and debt issuance costs for each of the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011, and the Successor Period, interest expense was $16.2 million and $10.3 million, respectively, which includes amortization of debt discounts and issuance costs of $6.3 million and $4.1 million for the six months ended June 30, 2011 and the Successor Period, respectively.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

        There have been no material changes to our critical accounting policies during the six months ended June 30, 2011 compared to those reported in our 2010 form 10-K.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        Our Interim Chief Executive Officer and Interim President (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of June 30, 2011. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

        During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        We are party to certain lawsuits in the normal course of business, some of which are described in Note 12 "Other Commitments and Contingencies" to our condensed financial statements.

ITEM 1A.    RISK FACTORS.

        "Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010 includes a discussion of our risk factors. There have been no material changes to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balanced Sheets at June 30, 2011 (unaudited) and December 31, 2010 (audited); (ii) Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2011, the three months ended June 30, 2010, the Successor Period and the Predecessor Period; (iii) Unaudited Statements of Cash Flows for the six months ended June 30, 2011, the Successor Period and the Predecessor Period; and (iv) Notes to the Condensed Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROPICANA ENTERTAINMENT INC.
Date: August 9, 2011	By:	/s/ LANCE J. MILLAGE
	Name:	Lance J. Millage
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)