Form 10-Q
period 2011-09-30
Tropicana Entertainment Inc.
filed 2011-11-02
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2011
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
3930 Howard Hughes Parkway, 4th Floor, Las Vegas, Nevada 89169 (Address of principal executive offices, Zip Code)
Registrant's telephone number, including area code:702-589-3900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 31, 2011, there were 26,312,500 shares outstanding of the registrant's common stock, $.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Successor
	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$176,261	$154,442
Restricted cash	15,605	18,494
Receivables, net	42,524	38,855
Inventories	4,212	4,360
Prepaid expenses and other assets	11,121	11,675
Assets held for sale	—	4,653
Total current assets	249,723	232,479
Property and equipment, net	443,579	448,046
Goodwill	24,928	24,928
Intangible assets, net	77,875	79,739
Investments	33,559	33,271
Other assets, net	23,453	30,429
Total assets	$853,117	$848,892
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt—related party	$1,341	$1,339
Liabilities related to assets held for sale	—	1,671
Accounts payable	38,175	42,086
Accrued expenses and other current liabilities	75,694	82,050
Total current liabilities	115,210	127,146
Long-term debt, net—related party	113,935	108,138
Other long-term liabilities	8,326	8,711
Deferred tax liabilities	19,500	19,500
Total liabilities	256,971	263,495
Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at September 30, 2011 and December 31, 2010	263	263
Additional paid-in capital	605,999	605,999
Accumulated deficit	(10,116)	(20,865)
Total shareholders' equity	596,146	585,397
Total liabilities and shareholders' equity	$853,117	$848,892
The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Successor		Successor		Predecessors
						Discontinued Operations
	Tropicana Entertainment Inc.		Tropicana Entertainment Inc.		Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Period from March 8, 2010 through September 30, 2010	Period from January 1, 2010 through March 7, 2010
Revenues:
Casino	$156,213	$158,287	$426,299	$344,019	$55,416	$1,189	$3,498
Room	29,387	30,719	81,862	64,345	7,101	86	45
Food and beverage	23,200	25,016	67,273	53,597	9,306	75	78
Other	7,580	7,082	19,849	15,491	1,559	16	30
Gross revenues	216,380	221,104	595,283	477,452	73,382	1,366	3,651
Less promotional allowances	(41,024)	(44,954)	(117,771)	(93,338)	(8,863)	(95)	(99)
Net revenues	175,356	176,150	477,512	384,114	64,519	1,271	3,552
Operating costs and expenses:
Casino	58,876	64,846	174,381	145,817	22,559	622	1,087
Room	8,994	8,568	23,923	18,299	2,819	62	24
Food and beverage	9,968	11,179	28,967	24,218	5,373	81	13
Other	2,271	2,471	6,516	5,593	1,081	7	—
Marketing, advertising and promotions	15,869	16,964	44,552	36,901	2,199	78	72
General and administrative	28,763	29,956	92,323	71,251	14,327	673	764
Maintenance and utilities	16,004	16,472	46,299	34,281	5,628	248	227
Depreciation and amortization	7,561	10,605	24,675	24,437	6,112	374	432
Total operating costs and expenses	148,306	161,061	441,636	360,797	60,098	2,145	2,619
Operating income (loss)	27,050	15,089	35,876	23,317	4,421	(874)	933
Other income (expense):
Interest expense	(8,193)	(8,239)	(24,346)	(18,545)	(2,005)	—	(2)
Interest income	225	281	639	552	11	40	103
Total other income (expense)	(7,968)	(7,958)	(23,707)	(17,993)	(1,994)	40	101
Income (loss) from continuing operations before reorganization items and income taxes	19,082	7,131	12,169	5,324	2,427	(834)	1,034
Reorganization items, net	—	—	—	—	2,093,098	2,288,185	2,266,609
Income from continuing operations before income taxes	19,082	7,131	12,169	5,324	2,095,525	2,287,351	2,267,643
Income tax benefit (expense)	(4,146)	(4,747)	(1,578)	(4,138)	26,654	—	—
Income from continuing operations, including noncontrolling interest	14,936	2,384	10,591	1,186	2,122,179	2,287,351	2,267,643
Gain (loss) from discontinued operations, net	—	(950)	158	(1,722)	—	—	—
Net income (loss), including noncontrolling interest	14,936	1,434	10,749	(536)	2,122,179	2,287,351	2,267,643
Net loss attributable to noncontrolling interests	—	70	—	89	845	—	—
Net income (loss)	$14,936	$1,504	$10,749	$(447)	$2,123,024	$2,287,351	$2,267,643
Net income (loss) attributable to Tropicana Entertainment Inc.:
Income from continuing operations	$14,936	$2,454	$10,591	$1,275
Gain (loss) from discontinued operations, net	—	(950)	158	(1,722)
Net income (loss)	$14,936	$1,504	$10,749	$(447)
Basic and diluted income (loss) per common share attributable to Tropicana Entertainment Inc.:
Income from continuing operations	$0.57	$0.09	$0.40	$0.05
Gain (loss) from discontinued operations, net	—	(0.03)	0.01	(0.07)
Net income (loss)	$0.57	$0.06	$0.41	$(0.02)
Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313	26,313	26,313
The accompanying notes are an integral part of these condensed financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor		Predecessors
				Discontinued Operations
	Tropicana Entertainment Inc.		Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
	Nine months ended September 30, 2011	Period from March 8, 2010 through September 30, 2010	Period from January 1, 2010 through March 7, 2010
Cash flows from operating activities:
Net income (loss), including noncontrolling interest	$10,749	$(536)	$2,122,179	$2,287,351	$2,267,643
Adjustments to reconcile net income (loss), including noncontrolling interest, to net cash provided by operating activities
Non-cash reorganization items and fresh-start reporting adjustments	—	—	(2,098,064)	(2,288,191)	(2,266,614)
Gain from disposal of discontinued operations, net	(1,007)	—	—	—	—
Depreciation and amortization (including discontinued operations)	24,675	24,871	6,112	374	432
Amortization of debt discount and debt issuance costs	9,547	7,233	137	—	—
Gain on disposition of asset (including discontinued operations)	269	—	—	—	—
Deferred income tax	—	—	(30,838)	—	—
Changes in current assets and current liabilities:
Receivables, net	(3,974)	(2,954)	2,942	8	(79)
Inventories, prepaids and other assets	771	2,767	1,698	34	47
Accrued interest	—	(1)	(239)	—	—
Accounts payable, accrued expenses and other liabilities	(10,751)	2,012	(1,994)	(479)	(432)
Due from affiliates	—	—	(672)	934	3
Other	5,430	(4,336)	662	(25)	—
Net cash provided by operating activities	35,709	29,056	1,923	6	1,000
Cash flows from investing activities:
Additions of property and equipment	(22,424)	(10,899)	(1,057)	—	(11)
Insurance proceeds	500	—	—	—	—
Proceeds from sale of discontinued operations	2,731	—	—	—	—
Aruban acquisition, net of $71 cash acquired	—	(11,789)	—	—	—
Other	2,255	215	—	3	—
Net cash provided by (used in) investing activities	(16,938)	(22,473)	(1,057)	3	(11)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	120,900	—	—
Repayments of debt	(1,329)	(391)	(65,311)	—	—
Restricted cash	2,889	(2,720)	(16,075)	—	—
Payment of financing costs	—	—	(1,500)	—	—
Proceeds from exercise of Penny Warrants	—	13	—	—	—
Net cash provided by (used in) financing activities	1,560	(3,098)	38,014	—	—
Net increase in cash and cash equivalents	20,331	3,485	38,880	9	989
Increase in cash and cash equivalents related to Tropicana AC acquisition	—	58,014	—	—	—
Decrease in cash and cash equivalents related to assets held for sale	1,488	1,058	—	—	—
Cash and cash equivalents, beginning of period	154,442	94,617	50,904	2,372	3,844
Cash and cash equivalents, end of period	$176,261	$157,174	$89,784	$2,381	$4,833
Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$14,798	$11,315	$1,964	$—	$5
Cash paid for reorganization items	—	—	3,916	6	7
Cash received related to reorganization items	—	—	1	—	—
Cash paid for income taxes	3,450	1,164	—	—	—
Supplemental disclosure of non-cash items:
Common stock and Ordinary Warrants issued in exchange for discharge of liabilities subject to compromise	—	—	307,292	—	—
Common stock issued in connection with acquisition of Tropicana AC	—	282,128	—	—	—
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
Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company acquired the Predecessors in exchange for (i) the issuance of 12,098,053 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), and warrants to purchase an additional 3,750,000 shares of Common Stock (the "Ordinary Warrants") in accordance with the Plan and (ii) the entering into new debt in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of our Common Stock at $0.01 per share (the "Penny Warrants"). As a result of the reorganization the Company also applied fresh-start reporting. Additionally, on the Effective Date, certain subsidiaries of the Company acquired Tropicana AC, and the lenders under the TEH Senior Secured Credit Facility ("Credit Facility") each received their pro rata share of 12,901,947 shares of the Company's Common Stock in exchange for their credit bid of $200.0 million (the "Credit Bid"). As a result, on the Effective Date, Carl C. Icahn, Chairman of our Board of Directors, became the beneficial owner of approximately 47.5% of the Company's Common Stock. Since March 8, 2010, Mr. Icahn has increased his beneficial ownership to approximately 61.6% of the Company's Common Stock.
On August 31, 2010, the Company through a subsidiary, purchased Tropicana Entertainment Cayman Holdings Co. Ltd.,

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

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
On December 1, 2010, the Company, through CP Vicksburg, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Delta Investments & Development, LLC ("Delta") pursuant to which it agreed to sell substantially all of the assets associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash and the assumption by Delta of certain liabilities associated with Horizon Vicksburg. The transaction closed in March 2011, resulting in a gain of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed statements of operations for the nine months ended September 30, 2011.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

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
The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of September 30, 2011 is approximately $132.6 million.
Recently Issued Accounting Standards
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-09, “Disclosures about an Employer's Participation in a Multiemployer Plan”, to require expanded disclosures for entities participating in multiemployer plans. The enhanced disclosures are designed to assist financial statement users in assessing the potential impact of an entity's participation in multiemployer plans on future cash flow. This guidance is effective for annual reporting periods ending after December 15, 2011 for public companies. The ASU does not change the accounting or financial reporting for an employer's participation in a multiemployer plan.
In September 2011, The FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” Under the new guidance, entities have the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity chooses to perform the qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in FASB Accounting Standards Codification® (“ASC”) 350-20, Intangibles - Goodwill and Other: Goodwill and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The decision to perform a qualitative assessment is made at the reporting unit level, and an entity with multiple reporting units may utilize a mix of qualitative assessments and quantitative tests among its reporting units. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The Company is currently evaluating the effect of this ASU on our financial

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

condition, results of operations or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, "Comprehensive Income." The guidance in this ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance in this ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Upon adoption, this update is to be applied retrospectively and is effective during interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.
In December 2010, the FASB issued ASU No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." Under GAAP, the evaluation of goodwill impairment is a two-step test. In Step 1, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value. If it does, an entity must perform Step 2 of the goodwill impairment test to determine whether goodwill has been impaired and to calculate the amount of that impairment. The provisions of this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted the provisions of this ASU in preparing the condensed financial statements. The Company had no reporting units with zero or negative carrying amounts or reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. As a result, the adoption of this ASU had no impact on the Company's condensed financial statements.
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
NOTE 3—PRO FORMA RESULTS
The following unaudited pro forma results of operations assume that the Restructuring Transactions, including the acquisition of the Predecessors and Tropicana AC, occurred at the beginning of the period (in thousands, except per share data, unaudited):

Nine months ended September 30, 2010
Net revenues	$505,526
Operating income	31,402
Net income	1,132
Basic and diluted income per common share	$0.04
This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Restructuring Transactions had actually occurred at the beginning of the period, nor of the results that may be reported in the future.
NOTE 4—RECEIVABLES
Receivables consist of the following (in thousands):

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

	Successor
	September 30, 2011	December 31, 2010
	(unaudited)
Casino	$24,196	$21,903
Hotel	6,840	6,009
Predecessors' administrative tax claim	14,314	14,314
Income taxes	1,408	—
Other	7,192	6,448
	53,950	48,674
Allowance for doubtful accounts	(11,426)	(9,819)
Receivables, net	$42,524	$38,855
The Predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. The timing of any collections on these claims is uncertain and is pending litigation.
NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Successor
	Estimated life (years)	September 30, 2011	December 31, 2010
		(unaudited)
Land	—	$92,860	$92,860
Buildings and improvements	10 - 40	301,381	298,716
Furniture, fixtures and equipment	3 - 7	77,619	68,099
Riverboats and barges	5 - 15	18,533	18,450
Construction in progress	—	10,815	4,392
		501,208	482,517
Accumulated depreciation		(57,629)	(34,471)
Property and equipment, net		$443,579	$448,046
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
In connection with the application of fresh-start reporting, we recorded goodwill and intangible assets which were adjusted during our annual impairment testing in the fourth quarter of 2010. As of both September 30, 2011 and December 31, 2010, the Company had goodwill of $24.9 million related to deferred taxes associated with purchase accounting.
Goodwill and intangible assets consist of the following (in thousands):

	Successor
	September 30, 2011
	(unaudited)			December 31, 2010
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Goodwill	$26,659	$1,731	$24,928	$26,659	$1,731	$24,928

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

	Successor
	Estimated life (years)	September 30, 2011	December 31, 2010
		(unaudited)
Trade name	Indefinite	$25,800	$25,800
Gaming licenses	Indefinite	28,700	28,700
Customer lists	3	3,079	3,079
Favorable lease	5 - 42	24,100	24,100
Total intangible assets		81,679	81,679
Less accumulated amortization:
Customer lists		(1,625)	(855)
Favorable lease		(2,179)	(1,085)
Total accumulated amortization		(3,804)	(1,940)
Intangible assets, net		$77,875	$79,739
Upon the adoption of fresh-start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the "Tropicana" trade name which was reduced by a $3.7 million impairment loss during the fourth quarter of 2010. The Company also recognized, upon the adoption of fresh-start reporting, $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators, which was reduced by a $15.3 million impairment loss during the fourth quarter of 2010. At September 30, 2011, $28.7 million of indefinite life gaming license is related to Casino Aztar.
Customer lists, which represent the value associated with customers enrolled in our customer loyalty programs, were valued at $1.7 million upon adoption of fresh-start reporting and $1.4 million was also recognized in connection with the Tropicana AC acquisition and are being amortized on a straight-line basis over three years. Amortization expense related to customer lists, which is amortized to depreciation and amortization expense, for the quarters ended September 30, 2011 and 2010 was $0.3 million and $0.3 million, respectively. Amortization expense for the nine months ended September 30, 2011 and Successor Period was $0.8 million and $0.6 million, respectively.
Favorable lease arrangements were valued at $8.6 million upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over 30 years, which approximates the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million of intangibles assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized $10.3 million of intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease of approximately 42 years. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the quarters ended September 30, 2011 and 2010, was $0.4 million and $0.3 million, respectively. Amortization expense for the nine months ended September 30, 2011 and the Successor Period was $1.1 million and $0.7 million, respectively.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

Amortization expense for TEH and CP Vicksburg for the Predecessor Period was $27,000 and $2,000, respectively. JMBS Casino recognized no amortization expense for the Predecessor Period as the intangible assets were fully amortized.
NOTE 7—INVESTMENTS
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the Casino Reinvestment Development Authority (the "CRDA"). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at September 30, 2011 and December 31, 2010 approximate their fair value.
Investments consist of the following (in thousands):

	Successor
	September 30, 2011	December 31, 2010
	(unaudited)
Investment in bonds—CRDA	$14,274	$13,933
Less unamortized discount	(3,941)	(3,857)
Less valuation allowance	(2,946)	(2,065)
Deposits—CRDA	30,799	29,819
Less valuation allowance	(7,732)	(7,598)
Direct investment—CRDA	3,943	3,685
Less valuation allowance	(838)	(646)
Total investments	$33,559	$33,271
The CRDA bonds have various contractual maturities that range from 3 to 39 years. Actual maturities may differ from contractual maturities because of prepayment rights. The Company treats CRDA bonds as held-to-maturity since the Company has the ability and the intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. As such, the CRDA bonds are initially recorded at a discount to approximate fair value.
After the initial determination of fair value, the Company will analyze the CRDA bonds for recoverability on a quarterly basis based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional valuation allowances will be recorded to lower the carrying value to fair value.
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and record the deposit at fair value on the date the deposit obligation arises. During the nine months ended September 30, 2011, the Company charged $1.3 million to general and administrative expenses on the accompanying condensed statement of operations.
NOTE 8—OTHER ASSETS
Other assets consist of the following (in thousands):

	Successor
	September 30, 2011	December 31, 2010
	(unaudited)
Debt issuance costs	$4,506	$6,825
Casino Aztar prepaid rent	8,573	10,633
Deposits	7,799	9,195
Other	2,575	3,776
Other assets	$23,453	$30,429
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	Successor
	September 30, 2011	December 31, 2010
	(unaudited)
Accrued payroll and related	$26,725	$25,281
Accrued gaming and related	14,626	16,226
Accrued taxes	10,440	13,194
Predecessors' administrative tax claim	13,628	13,628
Other accrued expenses and current liabilities	10,275	13,721
Total accrued expenses and other current liabilities	$75,694	$82,050
The Predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. We are in the process of determining the timing and amount of the Predecessors' claims to be settled.
NOTE 10—DEBT
Debt consists of the following (in thousands):

	Successor
	September 30, 2011	December 31, 2010
	(unaudited)
Term Loan Facility, due 2013, interest at 15% at September 30, 2011, net of unamortized discount of $14.0 million and $20.7 million at September 30, 2011 and December 31, 2010, respectively.	$115,135	$109,307
Other long-term debt	141	170
Total long-term debt	115,276	109,477
Less current portion of debt	(1,341)	(1,339)
Total long-term debt, net	$113,935	$108,138
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

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
The Exit Facility, as amended in February 2011, contains mandatory prepayment provisions from proceeds received by TEI and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding TEI and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 1.00 to 1.00 prior to December 31, 2011 (other than December 31, 2010 which had no requirement) and not less than 2.00 to 1.00 after December 31, 2011 and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants will be tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against TEI or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses, and (vi) the bankruptcy or insolvency of TEI or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. TEI was in compliance with the covenants of the Exit Facility, as amended, at September 30, 2011.
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
Icahn Affiliates
On May 4, 2009, pursuant to the Plan, the Company entered into a commitment letter (the "Commitment Letter") with Icahn Affiliates, pursuant to which Icahn Affiliates committed to provide, on a fully underwritten basis, the Exit Facility. Certain Icahn Affiliates are lenders under the Exit Facility and hold more than 50% of the loans extended under the Exit Facility. In addition, another entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility. Pursuant to the Commitment Letter, the Company was also responsible for various professional fees, including legal costs and gaming license costs, on behalf of Mr. Icahn. The Company expensed $0.0 million and $0.3 million during the quarter ended September 30, 2010, and the Successor Period, respectively, related to these costs. TEH expensed $1.1 million during the Predecessor Period related to these costs. The Company and TEH paid a total of $9.5 million in debt issuance costs related to the Exit Facility. Unamortized debt issuance costs of $7.7 million and $6.8 million were included in other assets, net on the accompanying condensed balance sheet as of September 30, 2011 and December 31, 2010, respectively.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent will be equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, or (ii) 10% of gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $8.8 million on the accompanying condensed balance sheets as of September 30, 2011.
Casino Aztar Land Lease
The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Casino Aztar is situated. Under the terms of the lease, the Company may extend the lease term through November 30, 2040 by exercising up to seven five-year renewal options. In March 2010, the Company amended the Casino Aztar land lease and exercised its second of its seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 12% of the AGR in excess of $100 million. In accordance with the lease renewal, during the Successor Period the Company paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015. In addition, per the terms of the lease, the Company has agreed to construct a pedestrian bridge to Casino Aztar as a leasehold improvement at an estimated cost of approximately $3.0 million to be completed within three years after the Effective Date. The bridge is estimated to be complete by the end of the year.
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
Other Commitments and Contingencies

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

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
The Deregulation Bill removes duplicative and onerous functions that both the NJCCC and the Division of Gaming Enforcement currently require the AC Casinos to perform. Reforms in technology, internal controls, licensing and licensing requirements are among the many sections that are being amended in the New Jersey Casino Control Act, which is expected to provide the industry significant cost savings and make it more competitive in the market. However, it is too premature to quantify these savings as the regulations at this time are in the process of being implemented.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

"Tropicana" infringes upon Defendants' rights in three federally registered trademarks. The Plaintiffs filed a motion to remand the action to Nevada State Court, which was granted on January 21, 2010.
During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. Both motions were denied, although the Nevada State Court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the “Tropicana” trademark as a result of an agreement that is 30 years old. Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could potentially deprive the Company, as successor to TE, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement. In addition, the Company, together with its subsidiary, New Tropicana Holdings, Inc. ("New Tropicana"), and certain affiliates of Icahn Capital, as secured lenders to the Company, filed a complaint in the Chapter 11 Cases against the Plaintiffs (the “Bankruptcy Court action”), seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the "Tropicana" trademark, the Exit Facility lenders have a perfected security interest in that property, and the Nevada State Court action, to the extent it sought to assert ownership over the trademark or question the validity of the security interest, violated the automatic stay. The complaint also demanded an injunction against any further efforts by the Plaintiffs to re-litigate the ownership issue, and sought other remedies on behalf of the Exit Facility lenders.
On August 9, 2011 all parties to the Nevada State Court action and the Bankruptcy Court action entered into a global Settlement Agreement (the “Settlement Agreement”) concluding both actions and governing the respective rights of the parties to the “Tropicana” trademark. Pursuant to the Settlement Agreement, which became effective on September 28, 2011, the Plaintiffs, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive rights to use the names, trademarks, and/or service marks (the “Marks”) TROPICANA LAS VEGAS (or TROP LAS VEGAS) and TROPICANA LV (or TROP LV) (the “TLV Marks”, as defined in the Settlement Agreement) in conjunction with its services (“Services”, as defined in the Settlement Agreement) in the City of Las Vegas, Nevada and within a 50-mile radius of the front entrance of the Tropicana Las Vegas Hotel and Casino located at 3801 Las Vegas Boulevard South, Las Vegas, Nevada (the “TLV Territory”) along with certain rights to use the TLV Marks on the Internet without geographic limitation and to register the TLV Marks as domain names. Defendants, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive worldwide rights (excluding the TLV Territory) to use the TROPICANA and TROP Marks coupled with either a pre-existing identifier of its Services (such as "TROPICANA ENTERTAINMENT" or "TROP ADVANTAGE") or an accurate geographic identifier of the location of a Tropicana Entertainment property (other than LAS VEGAS or the name of any city within the TLV Territory) (the “TE Marks”) along with certain rights to use the TE Marks on the Internet without geographic limitation and to register the TE Marks as domain names.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying balance sheet as of September 30, 2011. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the Chapter 11 Cases, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions was conducted on September 27, 2011 and the parties are awaiting the Court's decision regarding these motions.
Aztar v. Marsh
Aztar filed a broker malpractice and breach of contract action in the Superior Court of New Jersey, Atlantic County, Law Division (the “Court”) on August 12, 2010, against Marsh & McLennan Companies, Marsh, Inc., Marsh USA, Inc. and various fictitious Marsh entities (together, the "Marsh Defendants"). The claim seeks $100 million or more in compensatory damages against the Marsh Defendants, Aztar's risk management and insurance brokers at the time of a 2002 expansion of Tropicana AC by Aztar, including, but not limited to, lost profits, expenses arising from the interruption of operations, attorneys' fees, loss of the use of the insurance proceeds at issue, and litigation expenses resulting from the Marsh Defendants' failure to secure for Aztar business interruption and property damage coverage covering losses sustained by Aztar from the collapse of a parking

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

garage that occurred at Tropicana AC on October 30, 2003.
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011 and the motion is currently pending before the Court. Discovery is also proceeding, and trial is not expected to take place until 2012, at the earliest. Any recovery obtained by Aztar in this action will be recoverable by the Company as the current owner of Tropicana AC.
Litigation in General
The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.
NOTE 13—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its Common Stock, $0.01 par value per share, of which 26,312,500 shares were issued and outstanding as of September 30, 2011. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of September 30, 2011. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Warrants
In accordance with the Plan, holders of the Predecessors' $960 million of 95/8% Senior Subordinated Notes and general unsecured claims received Ordinary Warrants to purchase 3,750,000 shares of Common Stock. The Ordinary Warrants have a four year, six month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as a reorganization item of the Predecessors on the accompanying condensed statements of operations.
In addition, pursuant to the terms of the Exit Facility, the Company issued Penny Warrants to purchase 1,312,500 shares of Common Stock at a strike price of $0.01 to participating lenders on the Effective Date. The Penny Warrants had a term of 3 months. The Company valued the Penny Warrants using the Black-Scholes option valuation model assuming a life of 0.24 years, a volatility factor of 41% and a risk free rate of 0.16%. The resulting value of $19.5 million is treated as a debt discount and netted against the carrying value of the Exit Facility on the accompanying condensed balance sheet as of September 30, 2011 and December 31, 2010. The discount is amortized at a constant rate applied to the outstanding balance of the Exit Facility with a corresponding increase in non-cash interest expense. During the Successor Period, all 1,312,500 Penny

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

Warrants were exercised at $0.01 per share.
Significant Ownership
At September 30, 2011, Mr. Icahn indirectly controlled approximately 61.6% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
NOTE 15—DISCONTINUED OPERATIONS
As discussed in Note 1, on December 1, 2010, the Company, through CP Vicksburg, entered into an agreement to sell substantially all of the assets of Horizon Vicksburg, and as a result, its operations are presented as discontinued operations in the accompanying condensed statements of operations for the nine months ended September 30, 2011 and the Successor Period while its assets and liabilities are presented as held for sale in the accompanying condensed balance sheet as of December 31, 2010. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed statements of cash flows.
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
Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

	Successor
	TEI(a)
	Three months ended September 30, 2010	Nine months ended September 30, 2011	Period from March 8, 2010 through September 30, 2010
Net revenues	$1,766	$1,652	$3,827
Operating costs and expenses	2,845	2,416	6,069
Loss from operations	(1,079)	(764)	(2,242)
Interest income, net	—	1	—
Gain from disposal of discontinued operations, net	—	1,007	—
Income tax (expense) benefit	129	(86)	520
Gain (loss) from discontinued operations, net	$(950)	$158	$(1,722)

(a)	Represents the operating results of Horizon Vicksburg.
Gain from Disposal of Discontinued Operations, Net
The Company no longer owned or operated Horizon Vicksburg as of March 25, 2011. As a result, the Company recorded a gain from the disposition of Horizon Vicksburg in the first quarter of 2011 of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed statements of operations.
NOTE 16—INCOME TAXES
The Company's effective income tax rate from continuing operations for the three months ended September 30, 2011 and 2010 was 21.7% and 66.6%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for both the three months ended September 30, 2011 and 2010 was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences. The Company's effective income tax rate from continuing operations for the nine months ended September 30, 2011 and the Successor Period was 13.0% and 77.7%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for both the nine months ended September 30, 2011 and the Successor Period was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
TEH's effective tax rate for the Predecessor Period was (1.3)%. The difference between the federal statutory rate of 35% and TEH's tax rate for the Predecessor Period was primarily due to reorganization charges for which no tax benefit was recognized.
CP Vicksburg and JMBS Casino were pass-through entities for federal and state income tax purposes. As pass-through entities, the tax attributes of CP Vicksburg and JMBS Casino would pass through to its members who owed any related income taxes. As a result, no provision for income taxes was recorded in the accompanying financial statements for CP Vicksburg and JMBS Casino.
NOTE 17—FLOODING AND RELATED EXPENSES
Lighthouse Point and Jubilee, both located in Greenville, Mississippi, closed for approximately 29 days in May 2011, as a result of Mississippi River flooding. The land based building at Lighthouse Point suffered damage from the flooding. Through September 30, 2011, Lighthouse Point and Jubilee recorded a total of approximately $0.8 million of expenses, primarily comprised of payroll, certain fixed expenses and repairs. Although property damage at Jubilee was minor, the damage sustained at Lighthouse Point resulted in approximately $0.2 million write-down of fixed assets.
Insurance Coverage
Insurance policies carried on both Lighthouse Point and Jubilee include coverage for property damage and business interruption subject to a deductible. The Company filed claims with its insurance carriers for Lighthouse Point and Jubilee under our property policies in July 2011. As the claim for property damage and expenses is in excess of the $1.0 million in expenses and write-offs, the Company has recognized an insurance receivable and there is no current income statement impact. As of September 30, 2011, the Company had received $0.5 million in advances from our insurance carriers and had a net receivable of $0.4 million recorded on our condensed balance sheet. It is unknown how much will be received for the Company's business interruption claims, if any, therefore no additional receivable has been recorded. The Company can provide no assurances that additional property damage will not be discovered as repairs are made to both Lighthouse Point and Jubilee or that any additional property damage would be covered by insurance.
NOTE 18—SEGMENT INFORMATION
The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, (iv) and South and other. The Company uses operating income to compare operating results among its segments and allocate resources.
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the quarters ended September 30, 2011 and 2010 (in thousands, unaudited):

	Successor
	Three months ended September 30, 2011	Three months ended September 30, 2010
	TEI
Net revenues:
East	$86,046	$86,105
Central	31,582	31,768
West	33,216	34,676
South and other	24,512	23,601
Corporate	—	—
Total net revenues	$175,356	$176,150
Operating income:
East	$13,014	$8,705
Central	6,697	5,809
West	4,411	2,642
South and other	3,343	1,454
Corporate	(415)	(3,521)
Total operating income	$27,050	$15,089
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$27,050	$15,089
Interest expense	(8,193)	(8,239)
Interest income	225	281
Income from continuing operations before income taxes	$19,082	$7,131
The following table highlights by segment our net revenues and operating income (loss), and reconciles operating income (loss) to income from continuing operations before income taxes for the nine months ended September 30, 2011, the Successor Period and the Predecessor Period (in thousands, unaudited):

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited) (Continued)

	Successor		Predecessors
	Tropicana Entertainment, Inc.			Discontinued Operations
			TEH	CP Vicksburg	JMBS Casino
	Nine months ended September 30, 2011	Period from March 8, 2010 through September 30, 2010	Period from January 1, 2010 through March 7, 2010
Net revenues:
East	$212,199	$183,401	$—	$—	$—
Central	94,398	69,876	22,432	—	—
West	95,725	75,669	26,174	—	—
South and other	75,190	55,129	15,868	1,271	3,552
Corporate	—	39	45	—	—
Total net revenues	$477,512	$384,114	$64,519	$1,271	$3,552
Operating income (loss):
East	$4,447	$13,303	$—	$—	$—
Central	20,000	12,641	4,691	—	—
West	10,187	4,528	1,731	—	—
South and other	10,781	5,236	2,603	(874)	933
Corporate	(9,539)	(12,391)	(4,604)	—	—
Total operating income (loss)	$35,876	$23,317	$4,421	$(874)	$933
Reconciliation of operating income (loss) to income from continuing operations before income taxes:
Operating income (loss)	35,876	$23,317	$4,421	$(874)	$933
Interest expense	(24,346)	(18,545)	(2,005)	—	(2)
Interest income	639	552	11	40	103
Reorganization items, net	—	—	2,093,098	2,288,185	2,266,609
Income from continuing operations before income taxes	$12,169	$5,324	$2,095,525	$2,287,351	$2,267,643

	Successor
	September 30, 2011	December 31, 2010
Assets by segment:
East	$338,820	$339,189
Central	155,102	163,576
West	113,809	120,691
South and other	116,818	121,331
Corporate	128,568	99,452
Assets held for sale	—	4,653
Total assets	$853,117	$848,892

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
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include three casinos in Nevada, two casinos in Mississippi, and one casino in each of Indiana, Louisiana and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of September 30, 2011, our properties collectively included approximately 411,000 square feet of gaming space with 7,448 slot machines, 223 table games and 6,048 hotel rooms.
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
We are a Delaware corporation formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries, pursuant to their plan of reorganization (the "Plan") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). We also acquired CP Vicksburg, JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("CP Laughlin Realty"), all of whom were part of the same Plan as TEH (TEH, together with certain of its subsidiaries, CP Vicksburg, JMBS Casino and CP Laughlin Reality are collectively referred to as the "Predecessors"). Except where the context suggests otherwise, the terms "we," "us," "our," and "the Company" refer to Tropicana Entertainment Inc. and its subsidiaries.
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
Because we conducted no business prior to March 8, 2010, we have presented the results of the Predecessor Period for comparison purposes. We refer to our nine months ended September 30, 2010 results as "2010 Combined," derived from the summation of the results of TEI for the Successor Period and TEH and JMBS Casino for the Predecessor Period. CP Vicksburg is excluded from the 2010 Combined period as it is classified as discontinued operations. However, CP Vicksburg is one of our Predecessors and we are required to report the historical results of our Predecessors and accordingly have presented CP Vicksburg as discontinued operations in our management's discussion and analysis of financial condition and results of operations. The discussion of our results of operations contains a comparison of our results for the nine months ended September 30, 2011 and our results for the 2010 Combined period. The application of fresh-start reporting did not materially affect the Company's continuing operations; however the 2010 Combined period may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation and amortization and interest expense. The combined presentation does not comply with generally accepted accounting principles in the United States ("GAAP") or with the rules of the Securities and Exchange Commission (the "SEC") for pro forma presentation; however, it is presented because we believe it is the most meaningful comparison of our results between periods.
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
Casino revenues are one of our main performance indicators and account for a significant portion of our net revenues. Casino revenues represent the difference between wins and losses from gaming activities such as slot machines and table games. Key volume indicators include table games volumes and slot volumes, which refer to amounts wagered by our customers. Win or hold percentage represents the percentage of the amounts wagered by the customer that is won by the casino, which is not fully controllable by us, and recorded as casino revenue. Most of our revenues are cash-based, through customers wagering with cash or chips or paying for non-gaming services with cash or credit cards, and therefore are not subject to any significant or complex estimation. As a result, fluctuations in net revenues have a direct impact on cash flows from operating activities. Other performance indicators include hotel occupancy, which is a volume indicator for hotels, and the average daily rate, which is a price indicator for the amount customers paid for hotel rooms.
The following significant factors and trends should be considered in analyzing our operating performance:

•
Tropicana AC.  We acquired Tropicana AC on March 8, 2010 and its operating results are included only from the Effective Date. For the nine months ended September 30, 2011, our operating results include a full period of Tropicana AC results compared to 207 days of operations in the Successor Period. In 2010, Tropicana AC implemented a new marketing strategy to target high end table games players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table games hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table games hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods due to this new marketing strategy. For the three months ended September 30, 2011, the table game hold increased 2.3 percentage points when compared to the same period in the prior year. This hold percentage is not necessarily indicative of results that can be expected for future periods.

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

•
Debt and Interest Expense.  On December 29, 2009, we entered into the Exit Facility, which consists of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility"). The Exit Facility matures on March 8, 2013. The Term Loan Facility requires principal payments of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility does not generally require principal payments prior to the maturity date. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. On the Effective Date, the proceeds of the Term Loan Facility were used to repay certain indebtedness, including TEH's $65 million post-petition, debtor-in-possession financing (the "DIP Credit Facility"), to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. As a result of entering into the Exit Facility, our interest expense was $8.2 million and $8.2 million for the three months ended September 30, 2011 and 2010, respectively, which includes $3.2 million for each of the three months ended September 30, 2011 and 2010 of amortization of the related debt discount, Penny Warrants and debt issuance costs. For the nine months ended September 30, 2011 and the Successor Period, interest expense was $24.3 million and $18.5 million, respectively, which includes $9.5 million and $7.2 million, respectively, of amortization of the related debt discount, Penny Warrants and debt issuance costs. The Exit Facility is guaranteed by substantially all our existing and future subsidiaries.

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

•
Horizon Vicksburg.  On December 1, 2010, we, through CP Vicksburg, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Delta Investments & Development, LLC ("Delta") pursuant to which we agreed to sell substantially all of the assets associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash and the assumption by Delta of certain liabilities associated with Horizon Vicksburg. The transaction closed in March 2011, resulting in a gain of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed statements of operations for the nine month period ended September 30, 2011.

Three months ended September 30, 2011 compared to three months ended September 30, 2010
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Successor
	Three months ended September 30, 2011	Three months ended September 30, 2010
	TEI
Net revenues:
East	$86,046	$86,105
Central	31,582	31,768
West	33,216	34,676
South and other	24,512	23,601
Corporate	—	—
Total net revenues	$175,356	$176,150
Operating income:
East	$13,014	$8,705
Central	6,697	5,809
West	4,411	2,642
South and other	3,343	1,454
Corporate	(415)	(3,521)
Total operating income	$27,050	$15,089
Operating income margin(a):
East	15.1%	10.1%
Central	21.2%	18.3%
West	13.3%	7.6%
South and other	13.6%	6.2%
Total operating income margin	15.4%	8.6%

(a)	Operating income margin is operating income as a percentage of net revenues.
The following table presents detail of our net revenues (in thousands):

	Successor
	Three months ended September 30, 2011	Three months ended September 30, 2010
	TEI
Revenues:
Casino	$156,213	$158,287
Room	29,387	30,719
Food and beverage	23,200	25,016
Other	7,580	7,082
Gross revenues	216,380	221,104
Less promotional allowances	(41,024)	(44,954)
Net revenues	$175,356	$176,150
Net Revenues
In the East region, net revenues were $86.0 million for the three months ended September 30, 2011, which is relatively flat when compared to the three months ended September 30, 2010. In August 2011, Hurricane Irene caused a city mandated closure of all Atlantic City casinos, including Tropicana AC, for 3 days. The storm also negatively impacted business levels leading up to and immediately after the mandated closure. Management currently estimates that Tropicana AC lost $5.4 million in net revenues due to the impacts of the storm. Despite the closure and related business decline, Tropicana AC's net revenues were comparable to the prior year period primarily due to a 4.0% increase in casino revenues, offset by a 10.8% decline in room revenues. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 9.3% in the three months ended September 30, 2011. Tropicana AC results were favorable to market results primarily due to volatility in the hold percentage associated with high end table games play, partially offset by lower slot volumes. Table game volumes at Tropicana AC were 14.1% higher than the same period in the prior year. Table game hold percentage was 2.3 percentage points higher than the same period in the prior year. Slot volumes at Tropicana AC decreased 10.0% which was consistent with market results. The occupancy rate for the three months ended September 30, 2011 at Tropicana AC was 91%, down from 92% in the three months ended September 30, 2010. The average daily room rate was $106 for the three months ended September 30, 2011, a 4.4% decrease from the three months ended September 30, 2010. In addition to the decreases in average daily room rates and occupancy percentages primarily due to continued competition in Pennsylvania, the room revenues decreased in the three months ended September 30, 2011 as a result of the impacts from Hurricane Irene.
In the Central region, net revenues were $31.6 million for the three months ended September 30, 2011, a decrease of 0.6% over the three months ended September 30, 2010 primarily due to a decline in food and beverage revenues related to a restaurant closure for two weeks during August for renovations. Our gaming revenues remained flat compared to the prior year period primarily due to a 2.1 percentage point increase in the table game hold percentage partially offset by a 3.4% decrease in table games volumes. The occupancy rate for the three months ended September 30, 2011 at Casino Aztar was 76%, down from 81% in the three months ended September 30, 2010. The average daily room rate at Casino Aztar was $82 for the three months ended September 30, 2011, compared to $77 for the three months ended September 30, 2010.
In the West region, net revenues were $33.2 million for the three months ended September 30, 2011, a decrease of 4.2% compared to the three months ended September 30, 2010. The decrease was primarily driven by a 16.0% decline in slot volumes and a 7.5% decline in table volumes. Net revenues and volumes in the West region continue to be negatively impacted by the deterioration of casino revenue in the Laughlin market resulting from the continuing poor economic conditions and reduced consumer discretionary spending. Net revenues at our Laughlin properties declined $1.5 million for the three months ended September 30, 2011. In addition to the negative impacts on net revenues resulting from general market conditions in Laughlin, management has shifted the marketing strategy to focus on a more profitable customer and has reduced the gaming capacity at River Palms to minimize expenses. The average daily room rate for the West region was $46 for the three months ended September 30, 2011, a 14.5% increase over the three months ended September 30, 2010. The occupancy rate for the three months ended September 30, 2011 and 2010 at our properties in the West region was 60% and 71%, respectively. The decrease in the occupancy is attributable to the increased room rates in Laughlin which is a result of the shift in strategy to a more profitable customer.
In the South and other region, net revenues were $24.5 million for the three months ended September 30, 2011, an increase of 3.9% compared to the three months ended September 30, 2010. The acquisition of Tropicana Aruba on August 31, 2010, contributed an increase of $1.2 million in room revenues during the three months ended September 30, 2011. Results at the Belle of Baton Rouge were relatively flat between years primarily due to reduced casino revenues being offset by reduced promotional allowances, while our Mississippi properties declined due to lower casino revenues. The South and other region experienced a 2.9% decrease in total gaming volumes for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The occupancy rate at our properties in the South and other region was 48% and 54% for the three months ended September 30, 2011 and 2010, respectively. The average daily room rate for the South and other region was $70 and $47 for the three months ended September 30, 2011 and 2010. Despite the reduced occupancy rate, room revenues increased for the South and other region during the three months ended September 30, 2011 due to a full quarter of results from Tropicana Aruba compared to only one month of results in the prior year comparable period.
Operating Income
In the East region, the operating income for the three months ended September 30, 2011 was $13.0 million, a $4.3 million increase compared to the three months ended September 30, 2010. The increase in operating income in the East Region is the result of reductions in operating expenses as Tropicana AC continues to monitor its operating expenses in response to the current economic conditions. Operating income also increased due to a $1.5 million decrease in depreciation and amortization expense due to certain assets having been fully depreciated.
In the Central region, the operating income for the three months ended September 30, 2011 was $6.7 million, a $0.9 million increase compared to the three months ended September 30, 2010. The increase in operating income is related to decreased payroll and benefits expense partially offset by increased rent expense in the current year period. Under the terms of the lease renewal, effective December 2010, for the land on which Casino Aztar is situated, rent expense increased approximately $1.0 million in the three months ended September 30, 2011 from the three months ended September 30, 2010.
In the West region, the operating income for the three months ended September 30, 2011 was $4.4 million, a $1.8 million increase compared to the three months ended September 30, 2010. This increase is mainly attributable to a decrease in payroll and benefits expense in the three months ended September 30, 2011. Additionally, the West region properties realized a $0.6 million decrease in depreciation and amortization expense due to certain assets having been fully depreciated. These decreased expenses were partially offset by the decrease in revenues noted above.
In the South and other region operating income for the three months ended September 30, 2011 was $3.3 million, a $1.9 million increase compared to the three months ended September 30, 2010. This increase is primarily due to the increase in revenues discussed above. Additionally, the South and other region realized a $0.7 million decrease in gaming taxes at our Baton Rouge property and a $0.7 million decrease in depreciation and amortization expense due to certain assets having been fully depreciated.
Corporate expenses were $0.4 million for the three months ended September 30, 2011, a $3.1 million decrease from the three months ended September 30, 2010, driven by a reduction of reserves related to pre-bankruptcy emergence claims sought by Wimar Tahoe Corporation and Columbia Sussex Corporation. In addition, we received a refund of amounts that had been held in escrow related to the Adamar bankruptcy.
Interest Expense
Interest expense for the three months ended September 30, 2011 and 2010 was $8.2 million and $8.2 million, respectively. The interest expense was related to our Exit Facility, which was funded on March 8, 2010 and bears interest at 15% per annum and was issued at a 7% discount. Cash paid for interest expense was $14.8 million and $11.3 million for the three months ended September 30, 2011 and 2010, respectively.
Income Taxes
Income tax expense was $4.1 million for the three months ended September 30, 2011 and our effective income tax rate was 21.7%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended September 30, 2011 was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences. For the three months ended September 30, 2010, the income tax expense was $4.7 million and our effective tax rate was 66.6%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended September 30, 2010, was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.
Nine months ended September 30, 2011 compared to nine months ended September 30, 2010
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Successor(a)		Predecessors(a)
				Discontinued Operations
	TEI		TEH	CP Vicksburg	JMBS Casino
	Nine months ended September 30, 2011	Period from March 8, 2010 through September 30, 2010	Period from January 1, 2010 through March 7, 2010
Net revenues:
East	$212,199	$183,401	$—	$—	$—
Central	94,398	69,876	22,432	—	—
West	95,725	75,669	26,174	—	—
South and other	75,190	55,129	15,868	1,271	3,552
Corporate	—	39	45	—	—
Total net revenues	$477,512	$384,114	$64,519	$1,271	$3,552
Operating income (loss):
East	$4,447	$13,303	$—	$—	$—
Central	20,000	12,641	4,691	—	—
West	10,187	4,528	1,731	—	—
South and other	10,781	5,236	2,603	(874)	933
Corporate	(9,539)	(12,391)	(4,604)	—	—
Total operating income	$35,876	$23,317	$4,421	$(874)	$933
Operating income margin(b):
East	2.1%	7.3%	n/a	n/a	n/a
Central	21.2%	18.1%	20.9%	n/a	n/a
West	10.6%	6.0%	6.6%	n/a	n/a
South	14.3%	9.5%	16.4%	(68.8)%	26.3%
Total operating income margin	7.5%	6.1%	6.9%	(68.8)%	26.3%

(a)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly for results related to depreciation, amortization and interest expense.

(b)	Operating income margin is operating income as a percentage of net revenues.
The following table presents detail of our net revenues (in thousands):

	Successor(c)		Predecessors(c)
				Discontinued Operations
	TEI		TEH	CP Vicksburg	JMBS Casino
	Nine months ended September 30, 2011	Period from March 8, 2010 through September 30, 2010	Period from January 1, 2010 through March 7, 2010
Revenues:
Casino	$426,299	$344,019	$55,416	$1,189	$3,498
Rooms	81,862	64,345	7,101	86	45
Food and Beverage	67,273	53,597	9,306	75	78
Other	19,849	15,491	1,559	16	30
Gross Revenues	595,283	477,452	73,382	1,366	3,651
Less Promotional Allowances	(117,771)	(93,338)	(8,863)	(95)	(99)
Total net revenues	$477,512	$384,114	$64,519	$1,271	$3,552

(c)	The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010.
Net Revenues
In the East region, net revenues were $212.2 million for the nine months ended September 30, 2011, an increase of 15.7% over the 2010 Combined nine month period. As the acquisition of Tropicana AC occurred on March 8, 2010, the 2010 Combined nine month period includes 66 fewer days of operations of Tropicana AC. The Atlantic City market experienced year over year declines in casino revenue of 7.8% in the nine months ended September 30, 2011. The Atlantic City market has been negatively impacted by the introduction of table games in Pennsylvania in mid 2010. Tropicana AC results are unfavorable to market results primarily due to volatility in the hold percentage associated with high end table games play and low slot volumes. Table game volumes at Tropicana AC were 12.1% higher than the same period in the prior year. However, the table game hold percentage was 1.5 percentage points lower than the same period in the prior year. Slot volumes at Tropicana AC decreased 10.2% when compared to the same period in the prior year, which was unfavorable to market results primarily due to competitors in the Atlantic City market increasing their marketing and promotional efforts on slot volumes more than Tropicana AC. The occupancy rate at Tropicana AC was 84% and the average daily room rate was $105 for the nine months ended September 30, 2011.
In the Central region, net revenues were $94.4 million for the nine months ended September 30, 2011, an increase of 2.3% compared to the 2010 Combined nine month period due to a 2.4% increase in the slot volumes, which is partially attributable to new slot product and marketing initiatives at Casino Aztar. The average daily room rate at our Central region property was $84 for the nine months ended September 30, 2011, an 8.5% increase compared to the 2010 Combined nine month period. The occupancy rate was 73% for the nine months ended September 30, 2011, down 2.8 percentage points from the 2010 Combined nine month period.
In the West region, net revenues were $95.7 million for the nine months ended September 30, 2011, a decrease of 6.0% compared to the 2010 Combined nine month period. This decrease is driven by a 13.9% decrease in slot volumes, an 8.6% decrease in table volumes and a 1.1% decline in the average room rate for the nine months ended September 30, 2011, compared to the 2010 Combined nine month period. Net revenues in the West region continue to be negatively impacted by the deterioration of casino revenues in the Laughlin market resulting from the current economic conditions and reduced consumer discretionary spending. In addition, both Laughlin properties were negatively impacted by the road construction during the first six months of the year and both properties shifted their marketing strategy in the last three months towards a more profitable customer. Finally, management has reduced the gaming capacity at River Palms to minimize expenses which has also contributed to the decline in gaming volumes.
In the South and other region, net revenues were $75.2 million for the nine months ended September 30, 2011, an increase of 0.9% compared to the 2010 Combined nine month period. This increase is driven by hotel revenues at Tropicana Aruba, which was acquired on August 31, 2010. Belle of Baton Rouge also experienced an increase in net revenues primarily due to an 8.4% increase in table game volumes and a 1.0% increase in slot volumes for the nine months ended September 30, 2011 compared to the 2010 Combined nine month period. However, the increases in Aruba and Baton Rouge were almost entirely offset by casino revenue declines at our Mississippi properties. Our Mississippi properties experienced a 19.4% decrease in total gaming volumes compared to prior year primarily related to the current, local economic conditions and reduced consumer discretionary spending as well as the Mississippi property closures due to river flooding in May 2011.
Operating Income
In the East region, the operating income for the nine months ended September 30, 2011 was $4.4 million, an $8.9 million decrease compared to the Successor Period. Despite the fact that the Successor Period includes 66 fewer days of Tropicana AC operations, the operating income has declined primarily due to the lower table games hold percentage, lower slot volumes and fewer occupied rooms in the nine months ended September 30, 2011.
In the Central region, operating income for the nine months ended September 30, 2011 was $20.0 million, a $2.7 million increase compared to the 2010 Combined nine month period. The increase in operating income is related to the increased revenues noted above and a decrease in payroll and benefits expense, offset by increased rent expense in the nine months ended September 30, 2011. Under the terms of the lease renewal, effective December 2010, for the land on which Casino Aztar is situated, rent expense increased approximately $2.9 million in the nine months ended September 30, 2011 from the 2010 Combined nine month period.
In the West region, the operating income for the nine months ended September 30, 2011 was $10.2 million, a $3.9 million increase compared to the 2010 Combined nine month period. This increase is mainly attributable to the decreased payroll and benefits in the nine months ended September 30, 2011 and decreased depreciation and amortization expense due to certain assets having been fully depreciated in the current period.

In the South and other region operating income for the nine months ended September 30, 2011 was $10.8 million, a $2.0 million increase compared to the 2010 Combined nine month period. The increase is due to increased operating income at Belle of Baton Rouge offset by the Mississippi property closures discussed above and operating losses at Tropicana Aruba, which was acquired on August 31, 2010. At Belle of Baton Rouge, the increase in operating income was driven by decreased payroll and benefits expenses, decreased gaming taxes as well as decreased depreciation and amortization expense due to certain assets having been fully depreciated during the nine months ended September 30, 2011. The decreased gaming taxes are a result of both a tax credit and reduced tax rate during the nine months ended September 30, 2011.
Corporate expenses were $9.5 million for the nine months ended September 30, 2011, a $7.5 million decrease from the 2010 Combined nine month period, primarily due to a reduction of reserves related to pre-bankruptcy emergence claims sought by Wimar Tahoe Corporation and Columbia Sussex Corporation and a refund of amounts that had been held in escrow related to the Adamar bankruptcy. In addition, we experienced a reduction in outside professional fees and payroll and benefits expenses.
Interest Expense
Interest expense for the nine months ended September 30, 2011 was $24.3 million. The interest expense was related to our Exit Facility, which was funded on March 8, 2010 and bears interest at 15% per annum and was issued at a 7% discount. Cash paid for interest expense was $14.8 million for the nine months ended September 30, 2011. Interest expense for the Successor Period related to the Exit Facility was $18.5 million and cash paid for interest for the same period was $11.3 million. TEH's interest expense for the Predecessor Period was $2.0 million related to the Predecessors' DIP Credit Facility and cash paid for interest was $2.0 million for the same period.
Income Taxes
The income tax expense was $1.6 million for the nine months ended September 30, 2011, and our effective income tax rate was 13.0%. The difference between the federal statutory rate of 35% and the effective tax rate for the nine months ended September 30, 2011 was primarily due to the effects of permanent differences on the current provision. The income tax expense was $4.1 million for the Successor Period and our effective tax rate was 77.7%. The difference between the federal statutory rate of 35% and the effective tax rate for the Successor Period was primarily due to the effects of permanent differences on the current provision. TEH's income tax benefit was $26.7 million for the Predecessor Period and the effective income tax rate was (1.3)%. The difference between the federal statutory rate of 35% and the effective tax rate for Predecessor Period was primarily due to reorganization charges at TEH, for which no tax benefit was recognized.
Discontinued Operations
The Company sold substantially all of CP Vicksburg's assets related to the operation of Horizon Vicksburg, in March 2011. Accordingly, the results of operations of Horizon Vicksburg are presented as discontinued operations in the accompanying condensed statements of operations for the nine months ended September 30, 2011 and the Successor Period. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed statements of cash flows for the nine months ended September 30, 2011 and the Successor Period.
Net Income (Loss)
Net loss for the nine months ended September 30, 2011 was $10.7 million.
Net loss for the Successor Period was $0.4 million, which included a gain from discontinued operations of $1.7 million. Net income for TEH for the Predecessor Period was $2.1 billion, which was impacted by a net gain of $2.1 billion related to reorganization items as a result of the discharge of debt and liabilities subject to compromise.
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
Our material cash requirements for our existing properties in the fourth quarter of 2011 are expected to include (i) interest payments of $5.0 million related to our Exit Facility, (ii) capital expenditures expected to be approximately $15.0 million, (iii) minimum lease payments under our operating leases of $1.2 million, (iv) capital expenditures to repair our Mississippi properties damaged by flooding, which may or may not be covered by insurance and (v) construction and development costs related to Tropicana Aruba which is currently in the planning and design stages. While we have not finalized our development plans related to Tropicana Aruba, we currently estimate that we will spend approximately $3.0 million on a temporary casino facility and maintenance projects during the fourth quarter of 2011.
The following table summarizes our cash flows (in thousands):

	Successor(a)		Predecessors(a)
	Nine months ended September 30, 2011	Period from March 8, 2010 through September 30, 2010	Period from January 1, 2010 through March 7, 2010
				Discontinued Operations
	TEI		TEH	CP Vicksburg	JMBS Casino
Cash Flow Information:
Net cash provided by operating activities	$35,709	$29,056	$1,923	$6	$1,000
Net cash provided by (used in) investing activities	(16,938)	(22,473)	(1,057)	3	(11)
Net cash provided by (used in) financing activities	1,560	(3,098)	38,014	—	—
Net increase in cash and cash equivalents from continuing operations	$20,331	$3,485	$38,880	$9	$989

(a)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

For the nine months ended September 30, 2011 and the Successor Period net cash provided by operating activities include the results of Tropicana AC. Cash paid for interest expenses was $14.8 million million and $11.3 million for the nine months ended September 30, 2011 and the Successor Period, respectively. Interest expense in the Predecessor Period is related to the DIP Credit Facility which had an interest rate of 13.3% on an outstanding balance of $65.2 million, which was repaid in full on March 8, 2010. In addition, TEH paid approximately $3.9 million in reorganization items as a result of the Chapter 11 Cases during the Predecessor Period.
Net cash used in investing activities consists primarily of $22.4 million for capital expenditures offset by $2.7 million net proceeds from the sale of Horizon Vicksburg and $2.4 million in sales and luxury tax rebates in the nine months ended September 30, 2011. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.

Capital expenditures in the nine months ended September 30, 2011 were higher than the 2010 Combined period due to capital expenditures at Tropicana AC, which were not included in the Predecessor Period. The Successor Period includes $11.8 million (net of cash acquired) for the Tropicana Aruba acquisition.
Net cash used in financing activities for the nine months ended September 30, 2011 consists of a principal payment made on our Exit Facility offset by restricted cash released back to us related to professional services incurred as part of the Chapter 11 Cases. Net cash used in financing activities in the Successor period consists primarily of a payment made into an escrow account with the City of Evansville for city development projects in accordance with Casino Aztar's lease terms. Other items include amounts related to the repayment of debt and proceeds from the exercise of the Penny Warrants. In TEH's Predecessor Period, net cash provided by financing activities consisted of $120.9 million of net proceeds from the Exit Facility which was used to repay certain indebtedness, including $65.2 million related to the DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay $1.5 million for fees and expenses related to the Exit Facility and for other general corporate purposes.
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
The Exit Facility, as amended in February 2011, contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 2.00 to 1.00 (other than (i) for the quarter ended December 31, 2010, which had no requirement and (ii) for each of the quarters in the year ending December 31, 2011, which requires compliance with a ratio of not less than 1.00 to 1.00), and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants are tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against the Company or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses, and (vi) the bankruptcy or insolvency of the Company or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with these covenant requirements at September 30, 2011.
Our interest expense for the three months ended September 30, 2011 and 2010 was $8.2 million and $8.2 million, respectively, which includes $3.2 million and $3.2 million, respectively, of amortization of the related debt discount, Penny Warrants and debt issuance costs for each of the three months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011, and the Successor Period, interest expense was $24.3 million and $18.5 million, respectively, which includes amortization of debt discounts and issuance costs of $9.5 million and $7.2 million for the nine months ended September 30, 2011 and the Successor Period, respectively.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the nine months ended September 30,

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
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Interim Chief Executive Officer and President (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of September 30, 2011. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
For a description of our previously reported legal proceedings, refer to "Item 3-Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2010. Other than disclosed below, there have been no material developments with respect to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. Both motions were denied, although the Nevada State Court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the “Tropicana” trademark as a result of an agreement that is 30 years old. Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could potentially deprive the Company, as successor to TE, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement. In addition, the Company, together with its subsidiary, New Tropicana Holdings, Inc. ("New Tropicana"), and certain affiliates of Icahn Capital, as secured lenders to the Company, filed a complaint in the Chapter 11 Cases against the Plaintiffs (the “Bankruptcy Court action”), seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the "Tropicana" trademark, the Exit Facility lenders have a perfected security interest in that property, and the Nevada State Court action, to the extent it sought to assert ownership over the trademark or question the validity of the security interest, violated the automatic stay. The complaint also demanded an injunction against any further efforts by the Plaintiffs to re-litigate the ownership issue, and sought other remedies on behalf of the Exit Facility lenders.
On August 9, 2011 all parties to the Nevada State Court action and the Bankruptcy Court action entered into a global

Settlement Agreement (the “Settlement Agreement”) concluding both actions and governing the respective rights of the parties to the “Tropicana” trademark. Pursuant to the Settlement Agreement, which became effective on September 28, 2011, the Plaintiffs, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive rights to use the names, trademarks, and/or service marks (the “Marks”) TROPICANA LAS VEGAS (or TROP LAS VEGAS) and TROPICANA LV (or TROP LV) (the “TLV Marks”, as defined in the Settlement Agreement) in conjunction with its services (“Services”, as defined in the Settlement Agreement) in the City of Las Vegas, Nevada and within a 50-mile radius of the front entrance of the Tropicana Las Vegas Hotel and Casino located at 3801 Las Vegas Boulevard South, Las Vegas, Nevada (the “TLV Territory”) along with certain rights to use the TLV Marks on the Internet without geographic limitation and to register the TLV Marks as domain names. Defendants, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive worldwide rights (excluding the TLV Territory) to use the TROPICANA and TROP Marks coupled with either a pre-existing identifier of its Services (such as "TROPICANA ENTERTAINMENT" or "TROP ADVANTAGE") or an accurate geographic identifier of the location of a Tropicana Entertainment property (other than LAS VEGAS or the name of any city within the TLV Territory) (the “TE Marks”) along with certain rights to use the TE Marks on the Internet without geographic limitation and to register the TE Marks as domain names.
We are party to certain other lawsuits in the normal course of business, some of which are described in Note 12 "Other Commitments and Contingencies" to our condensed financial statements.
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

4.2	Form of Stock Purchase Warrant issued to general unsecured creditors of the Predecessors. (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)

4.3	Form of Stock Purchase Warrant issued to lenders under the Exit Facility. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.1	Fifth Amendment to Lease Agreement dated September 1, 2011 by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC, and New Tropicana OpCo, Inc.

31.1	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010 (audited); (ii) Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2011, the three months ended September 30, 2010, the Successor Period and the Predecessor Period; (iii) Unaudited Statements of Cash Flows for the nine months ended September 30, 2011, the Successor Period and the Predecessor Period; and (iv) Notes to the Condensed Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROPICANA ENTERTAINMENT INC.

Date:	November 2, 2011	By:	/s/ LANCE J. MILLAGE
		Name:	Lance J. Millage
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)