Form 10-K
period 2011-12-31
Tropicana Entertainment Inc.
filed 2012-03-08
CIK 1476246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .
Commission file number 000-53831
_________________________________________________________________________________
TROPICANA ENTERTAINMENT INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0540158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3930 Howard Hughes Parkway, 4th Floor, Las Vegas, Nevada 89169
(Address of principal executive offices), (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐
The aggregate market value of the common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $147.1 million based on the closing sales price of $16.00 per share of such stock on the OTCQB Market on June 30, 2011. As of March 1, 2012, there were 26,312,500 shares outstanding of the Registrant's common stock, $0.01 par value per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our operating or other strategic plans; our competition, financing, revenue, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our Exit Facility (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months; our expectations regarding the potential refinancing of our Exit Facility; estimated asset and liability values; risk of counterparty nonperformance; our legal strategies and the potential effect of pending legal claims on our business and financial condition; and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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
The following chart summarizes certain features of our properties as of December 31, 2011:

Name	Location	Casino Square Footage	Slot Machines (a)	Table Games (b)	Hotel Rooms
East
Tropicana AC	Atlantic City, NJ	137,000	2,660	113	2,078
Central
Casino Aztar	Evansville, IN	38,360	908	34	347
West
Tropicana Laughlin	Laughlin, NV	53,000	968	18	1,495
River Palms	Laughlin, NV	58,000	568	7	1,001
MontBleu	South Lake Tahoe, NV	45,000	559	22	437
South and other
Lighthouse Point (c)	Greenville, MS	22,000	509	—	—
Jubilee (c)	Greenville, MS	28,500	460	7	41
Belle of Baton Rouge	Baton Rouge, LA	28,500	851	23	300
Tropicana Aruba (d)	Noord, Aruba	3,400	100	7	361
		413,760	7,583	231	6,060
______________________________________________________________________________

(a)	Includes slot machines, video poker machines and other electronic gaming devices.

(b)	Includes blackjack ("21"), craps, roulette and other table games; does not include poker tables.

(c)
The Company plans to expand Lighthouse Point into a renovated, land-side facility. As part of this project, the operations at Jubilee are planned to be consolidated into Lighthouse Point. The new combined property is expected to include 550 slot machines, seven table games and 41 hotel rooms.

(d)	The Company opened a small temporary casino on December 16, 2011. Plans for a permanent casino are under development. A 361-unit timeshare and rental unit is currently operational.
We were formed in May 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH") pursuant to TEH's plan of reorganization as described further in "Item 1—Business—Our Corporate History and Information."
Our Strengths
Focus on Regional Gaming Markets in Favorable Jurisdictions. Our properties primarily serve local and regional markets. We believe that regional gaming markets have been less volatile than destination gaming markets, which rely on air travel for their patronage. Our properties are primarily located in significant drive-in gaming markets, which allows our casino patrons to reach us in short travel times and make repeated trips to our gaming facilities. In order to meet the specific needs of local and regional customers, we tailor our gaming and entertainment experience to offer our customers a high quality product at a compelling price point. In addition, the majority of the states in which we operate offer favorable gaming tax laws, with approximately 70% of our net revenues generated in states with 8% or lower gaming tax rates.

Diversity in Geography and Product Offerings.    We operate both land-based and dockside gaming facilities in several of the largest commercial gaming states in the United States. In addition, we currently operate a small temporary casino at our property on the Caribbean island of Aruba and are developing plans for a permanent casino. Because our facilities are geographically diversified, we are not subject to reliance on any single gaming market, which we believe mitigates the impact of potential market cycles. The majority of our gaming facilities offer multi-denominational, state-of-the-art slot machines as well as a full range of table games and betting minimums and limits, catering to a wide range of potential customers. The majority of our casino properties include hotel rooms, which both diversifies our revenue base and helps extend the average length our patrons' stay at our facilities. Additionally, our customers enjoy a strong breadth of product offerings at our facilities, including restaurants, nightclubs, bars, retail stores and entertainment venues, which further diversifies our sources of revenue and offers our customers attractive non-gaming entertainment options.
Emphasis on Slot Play.    At certain properties, we emphasize slot machine wagering, which we believe is typically both the highest margin and most predictable component of the gaming industry. Slot machines do not have the staffing requirements of table games nor do they have the variation in hold percentages that characterize the table game component of the casino business. We believe this affords us a more stable and predictable revenue base, as well as the potential for more consistent margins.
Committed Sponsorship.    Icahn Enterprises L.P. ("Icahn Enterprises"), the beneficial owner of approximately 65.1% of our common stock, has demonstrated a history of successfully acquiring assets and improving and enhancing such assets' operations. Its investment record is based on a long-term investment horizon that enhances business value. Our management continues to work closely with Icahn Enterprises to identify immediate and long-term strategic and operational improvements.
Our Strategies
Offer A Fun and Exciting Experience at Good Value.    We believe our facilities provide our guests with an attractive price-to-value relationship by offering an exciting gaming atmosphere in attractive surroundings. We intend to apply this positioning across all gaming and related amenities while maintaining attentive and friendly guest service. To ensure consistent first-class service, we emphasize professional and courteous attitudes consistent with our high hospitality standards. By communicating our clearly defined value proposition to customers through our marketing programs and their experiences at our properties, we believe we distinguish ourselves from our competition.
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
Continue Execution of Operational Improvements and Cost Saving Opportunities.    Since TEH's plan of reorganization in March 2010, we have implemented a number of capital investment programs and operational "best practices" aimed at growing revenue, improving margins at our properties, and reducing corporate overhead expenses. Our highly analytical approach to running the properties and in-depth research of gaming operations have allowed us to identify further cost saving opportunities across our portfolio of assets. Most of these savings do not impact customer service but rather involve more efficient use of resources. These changes include centralizing purchasing to reduce costs, consolidating and streamlining back office operations, including utilizing third parties for certain services, reconfiguring gaming floor layouts and optimizing table game rules to increase hold and win. Other identified initiatives include developing a database and campaign manager system, outsourcing of minimal skill, large staff functions and consolidating business functions in areas where there are geographic synergies.
Pursue Appropriate Expansion Opportunities.    Our primary focus since acquiring assets of TEH in bankruptcy has been the stabilization of revenue degradation driven by gaming market declines, implementation of operational improvements, and development of strategic business initiatives at our existing properties. We will also consider prudent expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically. In addition, we continue to evaluate, enhance and expand our existing facilities, potentially high return on investment projects and other opportunities.
Properties and Segments
The Company views each casino property as an operating segment which is aggregated by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The following describes each of our properties by region.

East
Tropicana AC
Tropicana Casino and Resort, Atlantic City ("Tropicana AC") is situated on a 14-acre site with approximately 660 feet of ocean frontage in Atlantic City, New Jersey. This market generated gaming revenues of approximately $3.3 billion in 2011, making it the second largest gaming market in the United States. Located within driving distance from the densely populated New York-to-Washington D.C. corridor, the Atlantic City market attracts customers within a 300-mile radius, which includes approximately 48 million adults. In addition to gaming facilities, the property features The Quarter, a Havana-themed, Las Vegas-style, approximately 200,000 square-foot indoor entertainment and retail center, hosting several restaurants, shops and an IMAX theatre. Other amenities include a 2,000-seat showroom, a full service spa and salon, a health club and indoor pool, a beach and pool bar and approximately 99,000 square feet of meeting and convention space.
Central
Casino Aztar
Casino Aztar Evansville ("Casino Aztar") is a large casino hotel and entertainment complex, and a popular attraction in Evansville, the third largest city in the state of Indiana. The property serves customers in the tri-state region of southern Indiana, southeastern Illinois and northwestern Kentucky and is the only casino within an 85-mile radius, an area with approximately 1.2 million adults. Over 60% of Casino Aztar's revenues come from customers within a 50-mile radius. The property's casino operations are located dockside on the three-deck "City of Evansville" riverboat. Located adjacent to the casino, we own two distinctive hotels: the Casino Aztar Hotel, a 251-room hotel that offers guests a restaurant, conference rooms and banquet facilities; and Le Merigot Hotel, a luxurious 96-room boutique hotel with an upscale martini lounge. A 44,000-square-foot pavilion adjacent to the riverboat features three restaurants, an entertainment lounge, gift shop, coffee shop, players club and VIP lounge. The District at Casino Aztar, a $33 million entertainment complex that opened in late 2006, includes two restaurants and the Le Merigot Hotel. During the first quarter of 2012, we plan to finish construction of a new pedestrian bridge to connect the Le Merigot Hotel to the riverboat. Casino Aztar also includes a seven-story parking garage as well as surface parking.
West
Tropicana Laughlin
Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") is located on an approximately 31-acre site on Casino Drive, Laughlin, Nevada's principal thoroughfare. The property attracts customers who drive in from southern California and Arizona. Tropicana Laughlin primarily targets customers in this market who are seeking great value, a breadth of amenities and friendly service in their gaming, lodging, dining and entertainment experiences. Non-gaming amenities include 1,495 hotel rooms, a heated outdoor swimming pool, seven restaurants, three full service bars, an entertainment lounge with live music, a premium lounge for high-end players, an 800-seat multi-purpose showroom and concert hall, meeting and convention space, retail stores, an arcade and a covered parking structure.
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
MontBleu
MontBleu Casino Resort & Spa ("MontBleu") is situated on approximately 21 acres in South Lake Tahoe, Nevada surrounded by the Sierra Nevada Mountains. The property attracts both drive-in and destination patrons, primarily from the northern California and northern Nevada markets. The area also attracts people seeking outdoor recreational activities. In May 2006, an extensive re-branding and refurbishment of the property's casino, lobby, retail facilities, restaurants and nightclubs was completed, further solidifying its position in the area. In addition to the casino, the property offers guests 437 hotel rooms, a choice of three restaurants and various non-gaming amenities, including retail shops, two nightclubs, a 1,500-seat showroom, approximately 14,000 square feet of meeting and convention space, a parking garage, a full service health spa and workout area, an indoor heated lagoon style pool with whirlpool and a 120-seat wedding chapel.

South and other
Lighthouse Point
Lighthouse Point Casino ("Lighthouse Point") is a 210-foot, three-deck, dockside riverboat located in Greenville, Mississippi. Lighthouse Point and Jubilee, together with a third land-based casino, are currently the only gaming facilities in the Greenville market. The properties draw customers primarily from the local market and to some extent from the Little Rock, Vicksburg and Tunica markets. In addition to slot machines, the riverboat includes a deli and bars on each floor while the dockside facility includes a buffet, a bar and 386 onsite surface parking spaces.
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
The Company plans to expand Lighthouse Point into a renovated, land-side facility. As part of this project, the operations at Jubilee are planned to be consolidated into Lighthouse Point and the current Jubilee riverboat facility is expected to be closed in the second quarter of 2012. The new combined property is expected to include 550 slot machines, seven table games and 41 hotel rooms. The Company will continue to operate the Greenville Inn & Suites.
Belle of Baton Rouge
Belle of Baton Rouge Casino & Hotel ("Belle of Baton Rouge") is a dockside riverboat situated on approximately 23 acres on the Mississippi River in the downtown historic district of Baton Rouge, across from the River Center, a 70,000-square-foot convention center. The three-deck, dockside riverboat casino is one of two casino facilities in the Baton Rouge market. Baton Rouge is located 75 miles north of New Orleans and is the largest city in Louisiana. The city has experienced significant growth in recent years, particularly after Hurricane Katrina struck the New Orleans region in 2005. Over 90% of the Belle of Baton Rouge customer base resides within a 50-mile radius of the property. Non-gaming amenities include 300 hotel rooms, 25,000 square feet of meeting space, an outdoor pool, a fitness center, two restaurants, a deli, buffet, an entertainment venue inside a 56,000-square-foot glass atrium that also encloses a lush tropical lobby and a 326-space parking garage.
Tropicana Aruba
Tropicana Aruba Resort & Casino ("Tropicana Aruba"), a casino resort under development in Noord, Aruba, currently consists of 361 timeshare and rental units as well as a 3,400-square-foot temporary casino opened in December 2011. When fully developed, we expect the property will have approximately 361 timeshare and rental units, an approximately 16,000 square foot permanent casino, two pools, a swim-up bar & grill, a fitness center and tennis courts which will be located on approximately 14 acres near Eagle Beach. The development project is currently in the planning and design stages, however, our development plans have not been finalized and we may decide not to proceed.
Our Equity Owners
As part of the reorganization pursuant to the Plan (as defined below), certain affiliates of Icahn Enterprises became the beneficial owners of approximately 47.5% of our Common Stock (as defined below) as of March 8, 2010. As of December 31, 2011, Icahn Enterprises was the beneficial owner of approximately 65.1% of the Company's Common Stock. Icahn Enterprises is a diversified holding company that owns subsidiaries engaged in the investment management, automotive, gaming, metals, real estate, home fashion, railcar and food packaging industries. Icahn Enterprises is publicly listed on the NASDAQ Global Select Market (ticker: "IEP"). Carl C. Icahn, who is the chairman of our board of directors, is also the chairman of the board of directors of the general partner of Icahn Enterprises.
Our Corporate History and Information
We are a Delaware corporation that was formed on May 11, 2009 to acquire certain assets of TEH and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). We also acquired Columbia Properties Vicksburg, LLC ("CP Vicksburg") which we later sold in March 2011, JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("Realty"), all of which were part of the same plan of reorganization (the "Plan") as TEH (collectively, the "Predecessors"). In addition, we acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, including Tropicana AC.

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
Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which we acquired the Predecessors in exchange for (i) the issuance of 12,098,053 shares of our common stock, $0.01 par value per share ("Common Stock") and warrants to purchase an additional 3,750,000 shares of Common Stock (the "Ordinary Warrants") in accordance with the Plan and (ii) the issuance of new debt in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of our Common Stock at $0.01 per share (the "Penny Warrants" and, together with the Ordinary Warrants, the "Warrants"). As a result of the reorganization we applied fresh-start reporting. Additionally, on the Effective Date, certain of our subsidiaries acquired Tropicana AC, and the lenders under the Credit Facility (as defined herein) each received their pro rata share of 12,901,947 shares of our Common Stock in exchange for their $200.0 million credit bid.
Our executive offices are located at 3930 Howard Hughes Parkway, 4th Floor, Las Vegas, Nevada. Our telephone number is (702) 589-3900 and our website is www.tropicanacasinos.com.
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
In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas including casinos located on Native American reservations. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.
We believe competition in existing markets has intensified over the last several years, due to new markets opening for development, overall challenging economic conditions and decreased spending on leisure activities. Many casino operators have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete, and we expect this intense competition to continue.
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
Our ability to compete successfully is dependent upon our ability to manage our costs and develop and implement strong and effective marketing campaigns both at our individual properties and across our business, as well as invest in, and upgrade, the facilities we own. To the extent we are unable to develop and implement these types of marketing initiatives and invest in and upgrade our facilities, we may not be successful in competing in our markets, which may have a material adverse effect on our financial position.
The competitive environment of each of our properties is described below by region.
East
Tropicana AC
Tropicana AC primarily competes with casino and gaming facilities located in Atlantic City, Pennsylvania, New York, Maryland, Delaware and Connecticut. The following is a brief summary of competition in these six markets.

Atlantic City.    The Atlantic City market primarily serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 48 million adults living within a 300-mile radius. The Atlantic City market is currently the second largest gaming market in the United States, after Las Vegas.
Competition in Atlantic City is intense and continues to increase. Currently, the 11 casino hotels located in Atlantic City, including Tropicana AC, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, Tropicana AC and its competitors have historically incurred substantial capital expenditures to compete effectively. The current economic downturn and increased competition (actual and pending) from neighboring jurisdictions, particularly Pennsylvania, New York, Delaware and Maryland (as discussed in more detail below), has further intensified the competition among the 11 casino hotels operating in Atlantic City, and may require us to increase our capital expenditures.
Revel Entertainment Group is currently completing construction of an approximately $2 billion resort on a 20-acre, oceanfront site next to the Showboat Casino Hotel, which is currently projected to open in the spring of 2012. When completed, this project will add significantly to the intra-city competition for casino patrons.
Significant regulatory and legislative action took place in 2011 which impacts the New Jersey gaming industry. Of import are three laws enacted in early 2011. The first law enacted in January 2011 allows for "boutique casinos" in Atlantic City. These boutique casinos are subject to less stringent size and costs structures than those to which Tropicana AC and other existing casinos were and are currently subject but would be subject to a higher gross gaming tax than non-boutique Atlantic City casinos. These smaller, less capital intensive to build casinos could enhance the gaming market product in Atlantic City; however, the increased competition and new, modern casino experience and higher gross gaming tax rates could have a detrimental effect on the performance of existing facilities. In addition to this law, on February 1, 2011, two bills, the Tourism District Bill and the Deregulation Bill were signed into law. The overall impact of the Tourism District Bill is to delegate redevelopment authority and the responsibility for the creation of a master plan to the New Jersey Casino Reinvestment Development Authority (the "CRDA"). The Tourism District Bill also authorizes the CRDA to enter into a public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance to jointly market the city. The Deregulation Bill makes substantial and sweeping amendments to the New Jersey Casino Control Act and eliminates many duplicative and onerous functions that the New Jersey Casino Control Commission (the "NJCCC") and the Division of Gaming Enforcement ("NJDGE"), two state agencies that share regulatory control over the New Jersey casino industry, previously required of casino license holders. The stated purpose of the reforms, which address areas such as technology, internal controls, licensing and licensing requirements, among others, is "to modernize and streamline the current outdated casino regulatory structure in order to achieve efficiencies and cost savings." During 2011, the NJDGE adopted regulations to implement many provisions of the Deregulation Bill. Most of the monies saved through the Deregulation Bill initiatives are to be redirected to the CRDA for redevelopment and marketing purposes. These savings and the more industry favorable regulatory structure that are intended to result from the Deregulation Bill are expected to make New Jersey casinos more competitive with neighboring jurisdictions, where both casinos and racetracks with slot operations are proliferating. In addition to these three bills, in November 2011 New Jersey voters approved an amendment to New Jersey's constitution to allow for sports betting at Atlantic City casinos and racetracks, and in January 2012 the New Jersey Legislature enacted a law permitting sports betting at those facilities. Implementation is subject to amendment or repeal of existing Federal law that prohibits sports betting in New Jersey. Should sports betting be implemented at Atlantic City casinos and racetracks increased competition among these facilities will likely result.
In August 2008, the Atlantic City casinos executed a Purse Enhancement Agreement ("PEA") with the New Jersey Sports and Exposition Authority ("NJSEA"). This agreement required substantial annual payments to be made by the casinos to the NJSEA in 2008 through 2011 to subsidize horse racing. In exchange for these payments, a moratorium on the conduct of casino gaming in New Jersey outside of Atlantic City, including video lottery terminals at racetracks, was put in place until the expiration of the agreement on December 31, 2011.
We cannot ascertain at this time the effects that any new projects could have on the Atlantic City gaming market. However, future developments and expansions could have a material adverse effect on our business and operations.
Pennsylvania.    In July 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act which authorizes the Pennsylvania Gaming Control Board to permit a total of up to 61,000 slot machines in up to fourteen different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at free standing casinos (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetrack sites, Pocono Downs, Philadelphia Park and Chester Downs, along with three slot parlors, two in Philadelphia and one in Bethlehem, are located in the market area of Tropicana AC. Slot machine operations commenced in late 2006 at the racetracks and, as of December 31, 2011, approximately 27,000 slot machines were operating in Pennsylvania. Sands Casino Resort Bethlehem opened in May 2009 and currently has approximately 3,000 slot machines and 130 table games. In September 2010, Sugar House Casino opened its casino in Philadelphia, which includes approximately 1,600 slot machines and 50 table games. Competition from the Pennsylvania area slot machine facilities that are currently operational has adversely impacted Atlantic City casinos, including Tropicana AC. In addition, in 2011 the Pennsylvania Gaming Control Board revoked the license related to a second proposed casino development in Philadelphia and has indicated that it will re-bid and re-issue the license. In the event the second license is awarded to another gaming company and another casino is developed in Philadelphia, it could further impact Atlantic City gaming revenues.
In addition, Pennsylvania approved the legalization of live table games in January 2010. The Pennsylvania Gaming Control Board issued table game regulations and table game operations commenced in July 2010. As of December 31, 2011, there were approximately 900 table games operating in Pennsylvania. The legalization of live table games in Pennsylvania and the potential opening of additional slot parlors or casinos will continue to adversely impact Atlantic City casinos, including Tropicana AC.
New York.    Pursuant to legislation enacted in 2001, the Division of the Lottery of the State of New York is authorized to permit the installation of video lottery terminals ("VLTs") at various horse racing facilities in New York. During 2004, VLT operations commenced at four upstate and western New York racetracks and at a racetrack in Sullivan County, which operates approximately 1,100 VLTs and is considerably closer (approximately 95 miles) to Manhattan than Tropicana AC. The VLT facility at Yonkers Raceway ("Yonkers") opened in late 2006 and now operates approximately 5,400 VLTs. The Genting Group was granted a license to operate 4,500 VLTs at Aqueduct Racetrack (the "Aqueduct") in Queens, NY, and opened Resorts World Casino in late 2011, which operates approximately 3,800 VLTS. Additionally, at various times there have been discussions about allowing VLTs at the Belmont racetrack ("Belmont"). The Yonkers, Aqueduct and Belmont locations are less than fifteen miles from Manhattan.
The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities including slot machine gaming. A compact negotiated in 2002 authorized three such facilities located in the western part of New York and outside of Tropicana AC's primary market area. The remaining three Native American casinos, if developed, are required by law to be located in either Sullivan County or Ulster County, adjoining counties less than 100 miles northwest of Manhattan. The Bureau of Indian Affairs has rejected a compact between the Stockbridge Munsee Band of Mohicans and New York to build a casino and resort in Sullivan County. Competition from the VLT facilities at Aqueduct and Yonkers as well as from potential Native American casinos as may be authorized and operated in Sullivan or Ulster County could adversely impact Atlantic City casinos, including Tropicana AC.
Maryland.    In November 2008, Maryland voters passed a referendum to allow 15,000 slot machines at five locations across that state. The State of Maryland set a February 2009 deadline for bids to operate the five locations and received only four qualified bids to operate slot machines and no bids for the fifth location. In the initial bids received, potential operators bid for 6,550 of the total potential slot machines available. Penn National Gaming ("Penn") opened Hollywood Perryville in September 2010 with approximately 1,500 slot machines. Ocean Downs Racetrack opened in January 2011 with 750 slot machines. The Cordish Company was awarded a license in Anne Arundel County and is developing a property with 4,750 slot machines and electronic table games in Baltimore, which is Maryland's largest planned casino project expected to open in Summer 2012. We believe these facilities in Maryland could adversely impact Atlantic City casinos, including Tropicana AC.
Delaware.    Tropicana AC competes with Delaware primarily for gaming customers from the southern New Jersey, southern Pennsylvania and Delaware regions. In May 2009, Delaware approved sports betting, which is currently limited to parlay wagering on National Football League games, where bettors must win bets on multiple games. In addition, live table game legislation was approved and table game operations commenced at the three Delaware casinos during 2010. While Atlantic City's casinos currently offer table games, they are currently not permitted to offer sports betting. We believe the introduction of limited sports betting and live table games in Delaware have adversely impacted Atlantic City casinos, including Tropicana AC.
Connecticut. Connecticut features two mature resort style Native American casinos, Mohegan Sun and Foxwoods Resort and Casino. Mohegan Sun offers dining, hotel accommodations, entertainment and shopping in addition to 300,000 square feet of gaming space within three casinos. Foxwoods Resort and Casino also offers dining, hotel accommodations, entertainment and shopping in addition to 6,300 slot and video poker machines and over 360 table games. These casinos draw customers from the New York metropolitan area and Southern New England that had traditionally gambled in Atlantic City. Atlantic City casinos continue to market against and compete with these facilities for customers in these geographic areas.
In addition to these six markets, in 2011 the Commonwealth of Massachusetts enacted a law providing for three resort casinos to be constructed in the Central, Southeastern and Western parts of the state, and for one slot parlor with a maximum of 1,250 slot machines and no table games. During 2012, under this law, Massachusetts will form a gaming commission that is expected to issue a request for proposals for these casinos in late 2012 or early 2013. It is anticipated that a large casino facility constructed in the Western part of Massachusetts could draw customers from the New York metropolitan area which could have a negative impact on Atlantic City revenues.

Central
Casino Aztar
As the only casino within an 85-mile radius of Evansville, Casino Aztar enjoys a prime location. Its nearest direct competitor, French Lick Casino, is located 85 miles to the northeast. Other casino competitors include: Horseshoe Southern Indiana located 115 miles east; Harrah's Metropolis located 140 miles southwest; and four casinos in the St. Louis, Missouri area located approximately 165 miles northwest. Indiana racino competitors include Indiana Live located 205 miles northeast; and Hoosier Park located 225 miles northeast.
Legislation to bring casino gambling to neighboring Kentucky has been intermittently introduced dating back to 1988. Now that Kentucky is bordered by five states with legalized gaming it may put additional pressure on Kentucky legislators to legalize gaming. State leaders have debated for years whether Kentucky, a state with a long tradition of betting on horse races, can offer casino-style gambling at racetracks and new legislative initiatives have been announced for the 2012 Legislative session. Although legislation to allow slots at the racetracks faltered, in July 2010 the Kentucky Horse Racing Commission (the "KHRC") approved regulations that would allow Instant Racing to be operated by Kentucky's racetracks. The game, Instant Racing, currently in use in Arkansas, allows players to bet on historical races that are chosen at random and shown on a video screen. Subsequently, the KHRC sought a ruling upholding its legal authority to adopt the regulations. In December 2010, a circuit judge ruled in favor of the KHRC. The ruling is under appeal. Ellis Park, a thoroughbred racetrack in Henderson, Kentucky is located approximately eight driving miles south of Casino Aztar. The racetrack traditionally conducts live racing from July 4th to September 1st every year and has announced plans to install up to 300 Instant Racing machines at its racetrack in 2012. The financial results of Casino Aztar could be adversely affected if Instant Racing is implemented at Ellis Park or if gaming is legalized in Kentucky.
West
Tropicana Laughlin and River Palms
Tropicana Laughlin and River Palms compete primarily with other Laughlin hotels and casinos located along the Colorado River based on a mix of casino games, personal service, payout ratios, price of hotel rooms, restaurant value and promotions. The Laughlin market is a value-oriented destination for travelers seeking an alternative to the fast-paced Las Vegas experience. During 2008, one of our direct competitors in the Laughlin market, Aquarius Casino Resort, completed a large capital improvement program including renovations to the casino and common areas, new slot machines, new signage and renovations to suites and standard hotel rooms.
Tropicana Laughlin and River Palms also compete with casinos in nearby locations, including the Mojave tribe's casino situated eight miles south of Laughlin, Native American casinos in Arizona and California, and numerous casinos in Las Vegas. The Laughlin area is situated in an unincorporated portion of Clark County in the southern portion of the State of Nevada. Laughlin is located along the west side of the Colorado River, which forms the boundary between Nevada and Arizona. Las Vegas is located approximately 97 miles to the north via U.S. Highway 95. Los Angeles is approximately 300 miles west with access being provided by Interstate 40 and Interstate 15. Flagstaff, Arizona is approximately 180 miles east via Interstate 40 while Phoenix, Arizona is approximately 185 miles southeast of Laughlin.
MontBleu
The South Lake Tahoe area consists of five casino properties including MontBleu and Tahoe Horizon Casino Resort ("Tahoe Horizon"). Two Harrah's casino properties, Harvey's Resort Hotel and Harrah's Casino Hotel, are the largest competitors in this market. The fifth property, The Lakeside Inn, is primarily a casino catering to local residents with an attached motor lodge catering to overnight visitors. There are also three other casinos on the North Shore of Lake Tahoe, which are approximately 25 miles from the South Lake Tahoe market. There are also numerous casinos located in Reno, Nevada, which is approximately 60 miles from South Lake Tahoe and several casinos located in Carson City, Nevada, which is approximately 30 miles from South Lake Tahoe. Gaming revenues in the South Lake Tahoe area are directly and adversely affected by the ongoing proliferation of Native American gaming in northern California. Native American casinos, including the Cache Creek in Brooks, Jackson Ranchero in Jackson, Thunder Valley Casino in Auburn and Red Hawk Casino located on Highway 50 in Placerville, the corridor from the San Francisco/Oakland Bay Area leading into Lake Tahoe, vigorously compete for would-be South Lake Tahoe visitors from northern California and the Pacific Northwest.
South and other
Lighthouse Point and Jubilee
Jubilee, Lighthouse Point and Harlow's Casino are currently the only licensed riverboat gaming facilities in the Greenville, Mississippi market. Harlow's Casino opened in November 2007 with a total project cost of $70 million, and features more than 900 gaming positions, 100 hotel rooms and a 2,500-seat theater. This facility has adversely impacted the financial performance of our Greenville properties. Expected to debut in early May 2012, Lighthouse Point will be expanded and rebranded as Trop Casino Greenville with a new land-side casino floor featuring new gaming machines, an improved dining experience and other renovations to create a new and improved entertainment experience for customers in the Greenville region. As part of this project, the operations at Jubilee are planned to be consolidated into Lighthouse Point and the current Jubilee riverboat facility is expected to close in the second quarter of 2012.
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
Belle of Baton Rouge
Belle of Baton Rouge is currently one of two licensed dockside riverboat gaming facilities operating in Baton Rouge. The other riverboat facility, Hollywood Casino Baton Rouge, is owned by Penn National Gaming, Inc.
Belle of Baton Rouge also faces competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, from casinos on Native American lands and from non-casino gaming opportunities within Louisiana. Belle of Baton Rouge faces competition from eleven casinos on the Mississippi Gulf Coast, which is approximately 120 miles east of Baton Rouge. Many of these casinos are destination resorts that attract customers from the Baton Rouge area. Subsequent to Hurricane Katrina, Mississippi Gulf Coast casinos have been allowed to operate as land-based facilities. Belle of Baton Rouge also faces competition from four locations in New Orleans, which is approximately 75 miles from Baton Rouge, in the form of two riverboat casinos, one racetrack with more than 600 slot machines, and one land-based casino. In addition, there are also three Native American casinos in Louisiana. The two closest Native American casinos are land-based facilities located approximately 45 miles southwest and approximately 65 miles northwest of Baton Rouge, respectively. Belle of Baton Rouge also faces competition from a riverboat casino located in Amelia, Louisiana, approximately a ninety-minute drive from Baton Rouge, and from a second racetrack located approximately 55 miles from Baton Rouge operating approximately 1,400 gaming machines. In addition, approximately 14,500 slot machines in non-casino venues such as truck stops, restaurants, bars and off-track betting facilities located in Louisiana provide additional competition.
Another gaming operator, Pinnacle Entertainment, received approval from the Louisiana Gaming Control Board ("LGCB") for a third riverboat casino in Baton Rouge that was subject to a local option referendum subsequently approved by East Baton Rouge Parish voters in February 2008. This new Pinnacle resort will be located on 575 acres of land approximately eight miles southeast of downtown Baton Rouge, and is expected to have approximately 1,500 slot machines and 50 table games. The project is currently under development and is scheduled to open in the summer of 2012. The Pinnacle project may have a material adverse effect on Belle of Baton Rouge.
Tropicana Aruba
There are currently eleven operating casinos in Aruba including our temporary casino. The La Cabana Timeshare Resort immediately adjacent to our resort is currently constructing an approximately 8,500 square foot casino expected to contain up to 225 slot machines and up to eight table games. This casino, expected to open in 2012, will compete directly against our temporary casino and our future planned permanent casino. In addition, it is expected that a new casino will open in the next five years as part of the Ritz Carlton project currently under construction. Other than these two projects under development, we do not expect that the Aruban casino market will experience any additional significant growth as casino licenses in Aruba are only granted to hotels with an average of 350 rooms and no additional projects of the requisite size have been announced. The casino properties in Aruba can be categorized as amenities to resort operations. Once Tropicana Aruba is fully developed, we expect it to be one of the largest casinos on the island. However, our development plans for a permanent casino have not been finalized and we may decide not to proceed.
Governmental Regulation
General Governmental and Gaming Regulations
The following is a summary of the provisions of the laws and regulations applicable to our gaming operations and other laws and regulations applicable to us. The summary does not purport to be a full description thereof and is qualified in its entirety by reference to such laws and regulations.

The ownership and operation of our gaming facilities is subject to pervasive regulation under the laws and regulations of each of the five states in which we operate, Nevada, New Jersey, Mississippi, Indiana and Louisiana, as well as in Aruba where we operate a temporary casino. Gaming laws generally are based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on the gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and financial fitness. In addition, gaming laws generally require gaming industry participants to:

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
In New Jersey, recent amendments to the gaming laws permit an institutional investor holding either under 25% of the equity securities of a casino licensee's holding or intermediary companies, or debt securities of a casino licensee's holding or intermediary companies, or another subsidiary company of a casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee, where the securities represent a portion of the outstanding debt of the company not exceeding 25% or a percentage of any issue of the outstanding debt of the company not exceeding 50%, unless the full issue is in the amount of $150 million or less (in which case no qualification is required), shall be granted a waiver of the qualification requirement if the securities are those of a corporation, whether publicly traded or privately held, and its holdings of such securities were purchased for investment purposes only and the institutional investor provides a certification which, among other things, confirms that its holdings of such securities were purchased for investment purposes only. The Director of the NJDGE may grant a waiver of the qualification requirement to an institutional investor holding a higher percentage of such securities upon a showing of good cause and compliance with the certification submission requirement.
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
License for Sale of Alcoholic Beverages
The service and sale of alcoholic beverages at our various casinos are subject to licensing, control and regulation by various governmental authorities, some of which have the authority to approve all persons owning or controlling stock, and all directors and officers in a manner similar to the gaming suitability determinations discussed above. Although these authorities, with the exception of Indiana, Louisiana and Mississippi, typically defer to the suitability determinations of the relevant gaming authority in their jurisdiction, they retain the jurisdiction to conduct any investigation and take any regulatory action deemed appropriate under the circumstances. Any holder found to be unsuitable by such an authority must dispose of held securities, and such securities would be subject to repurchase by us, as provided in our certificate of incorporation. In New Jersey, pursuant to recent amendments to the gaming laws, the authority to grant any license for, or to permit or prohibit the presence of, alcoholic beverages in, on, or about any premises licensed as part of a casino hotel is exclusively vested in the NJDGE.
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
Trademarks
We use a variety of trade names, service marks and trademarks and have all the rights and licenses necessary to conduct our continuing operations. We have registered several service marks and trademarks with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to the conduct of our business. We own the following federally registered trademarks or service marks which are material to our business: MontBleu, Aztar, Trop, Tropicana, Belle of Baton Rouge, Trop Advantage and the Quarter at Tropicana.

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
During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. Both motions were denied, although the Nevada State Court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the “Tropicana” trademark as a result of an agreement that is 30 years old. Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could have potentially deprived the Company, as successor to TE, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement. In addition, the Company, together with its subsidiary, New Tropicana Holdings, Inc. ("New Tropicana"), and certain affiliates of Icahn Capital, as secured lenders to the Company, filed a complaint in the Chapter 11 Cases against the Plaintiffs (the “Bankruptcy Court action”), seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the "Tropicana" trademark, the Exit Facility lenders have a perfected security interest in that property, and the Nevada State Court action, to the extent it sought to assert ownership over the trademark or question the validity of the security interest, violated the automatic stay. The complaint also demanded an injunction against any further efforts by the Plaintiffs to re-litigate the ownership issue, and sought other remedies on behalf of the Exit Facility lenders.
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

Employees
As of December 31, 2011, we had approximately 6,700 employees and had collective bargaining agreements with several unions covering approximately 2,600 of those employees, substantially all of whom are employed at Tropicana AC, Belle of Baton Rouge and Casino Aztar. We periodically experience challenges in negotiating collective bargaining agreements with certain unions. In September 2011, a collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,100 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union. We cannot assure that this situation will not result in a labor disruption at the property.
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
Copies of our annual, quarterly and current reports and amendments to those reports are available on our web site at www.tropicanacasinos.com or free of charge by contacting our Investors Relations Department at Tropicana Entertainment Inc., Howard Hughes Parkway, 4th floor, Las Vegas, Nevada 89169.
ITEM 1A.    RISK FACTORS.
The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements," above. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition or operating results could be materially adversely affected.
Risks Related to Our Business and Our Industry
Intense competition exists and is growing in the gaming industry, and we may not be able to compete effectively which could negatively affect our results of operations.
The gaming industry is highly competitive for both customers and employees, including those at the management level. We face increasing intense competition with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses and could compete with any new forms of gaming that exist or may be legalized in the future, including on-line gaming. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity, and may soon include virtual casinos having entirely different cost structures and game offerings. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas as well as the threat from new, emerging markets.
In 2010, Tropicana AC implemented a new marketing strategy to target high end table game players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table game hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table game hold percentage and, as a result, we may experience greater revenue and earnings fluctuation between reporting periods due to this marketing strategy.
In recent years, competition in existing markets has intensified. For example, competition with the Atlantic City market has increased with Pennsylvania and Delaware commencing live table game operations in fiscal 2010, two new casinos opening in September 2010 and January 2011 in Maryland, a new casino opening in New York in late 2011 and a new competitor in Atlantic City to open in Spring 2012. In addition, our competitors have invested in expanding their existing facilities and developing new facilities. Our subsidiaries, on the other hand, historically have been subject to limitations on capital expenditures resulting from the Chapter 11 Cases. Our ability to invest in our properties going forward may continue to be constrained, and we may not be able to compete effectively with casinos that have been modernized or recently expanded.
Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are generally illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers.  Some states are considering legislation to legalize intrastate internet wagering.  There are also proposals that would specifically legalize internet gaming under federal law.
This expansion of existing casino entertainment properties, the increase in the number of gaming opportunities, the potential emergence of legal internet gaming and the aggressive marketing strategies of many of our competitors has also increased competition in many markets in which we compete, and we expect this intense competition to continue.
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
Renovations and other capital improvements of our properties require significant capital expenditures. In addition, renovations and capital improvements of our properties usually generate little or no cash flow until the project is completed. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we rely upon the availability of debt or equity capital to fund renovations and capital improvements and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. We cannot assure that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms. Our failure to renovate our gaming properties may put us at a competitive disadvantage, which could materially adversely affect our business, financial condition and results of operations.
Renovations and other capital improvements may disrupt our operations.
Renovation projects may cause us to temporarily close all or a portion of our facilities to customers and disrupt service and room availability, causing reduced demand, occupancy and rates. As a result, any future capital improvements projects may increase our expenses and reduce our cash flows and our revenues and, accordingly, may have a material adverse effect on our business, financial condition and results of operations.
Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.
We are party to 10 collective bargaining agreements with different unions. In September 2011, a collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,100 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union. In January 2012, Tropicana AC advised UNITE HERE Local 54 that the parties were at an impasse and provided the union with Tropicana AC's final proposal. The Company withdrew from the UNITE HERE National Retirement Fund on February 25, 2012. We cannot assure that we will be able to enter into a new collective bargaining agreement with UNITE HERE Local 54 or renegotiate the other collective bargaining agreements with other unions currently in effect. The addition of new or changes to the existing collective bargaining agreements could cause significant increases in labor costs, which could have a material adverse effect on our businesses, financial condition and results of operations.
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
Finally, if we are unable to negotiate these agreements on mutually acceptable terms, the affected employees, including union members with the UNITE HERE Local 54 bargaining unit, may engage in a strike or other job actions instead of continuing to operate without contracts or under expired contracts, which could have a materially adverse effect on our results of operations and financial condition, including the operations of Tropicana AC. Any unexpected shutdown of one of the casino properties, including Tropicana AC, from a work stoppage or strike action could have a material adverse effect on our businesses and results of operations. Moreover, strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting our casinos. We cannot assure that we can be adequately prepared for unexpected labor developments that may lead to a temporary or permanent shutdown of any of our casino properties.
Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the local, regional or national economy.
Consumer demand for casino and hotel properties, such as ours, is particularly sensitive to downturns in the local, regional or national economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the current housing crisis, the recent credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual declines in disposable consumer income and wealth, the effect of the current economic environment and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for amenities that we offer.
The current housing crisis and recent recession in the United States have resulted in a significant decline in tourism and consumer spending. Economic conditions like the recent downturn (and slowdowns or recessions less severe) could cause fewer consumers to spend money or cause consumers to spend less money at our properties and could materially adversely affect our business, financial condition and results of operations. While general economic conditions have modestly improved, we cannot assure that they will continue to improve or will not worsen in the future.
The recent state of the global financial markets may impact our ability to obtain sufficient financing and credit on a going forward basis which could negatively impact our ability to operate our business.
In addition to earnings and cash flows from operations, we may rely on borrowed money to finance our business, which may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms. Developments in the global financial markets that have led to unpredictable government interventions in the United States and European banking systems, including the 2008 capital crisis in the banking system, a series of rating agency downgrades of subprime United States mortgage-related assets and significant provisions for loan losses recorded by major financial institutions and downgrades of sovereign debt in the United States and certain EU member nations have resulted in volatility in the credit markets, a low level of liquidity in many global financial markets and other adverse conditions for issuers in fixed income, credit and equity markets. In the recent past, these markets have experienced disruption that had a dramatic impact on the availability and cost of capital and credit. The market interest rate for debt of companies similar to ours has been volatile. The United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, although we cannot assure that such steps will have the effect of easing the conditions in global credit and capital markets. Therefore, we cannot assure that such steps will facilitate our further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness. While these conditions have recently improved, we cannot assure that they will not worsen in the future. We are unable to predict the likely duration or severity of any disruption in the capital and credit markets, or its impact on the larger economy. A disruption in the global credit and financial markets may materially and adversely affect our ability to obtain sufficient financing to execute our business strategy.
Changes in our management team could affect our business strategy and adversely impact our performance and results of operations.
In the last year, we have experienced significant management changes. Daniel A. Ninivaggi, the president and principal executive officer of Icahn Enterprises, was appointed as our Interim President and Chief Executive Officer in January 2011. Lance J. Millage was promoted to Executive Vice President, Chief Financial Officer and Treasurer in February 2011. Effective February 2012, Anthony P. Rodio assumed the position of President & Chief Operating Officer and Mr. Ninivaggi remains our Interim Chief Executive Officer. We intend to continue to focus on strengthening our management team. However, we cannot assure that we will be successful. In addition, turnover in our management team could have a negative impact on our performance and results of operations.

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
Our business has a limited operating history.
We were formed in May 2009 and have a limited operating history. There are substantial risks and uncertainties to which our business is subject. To address these risks and uncertainties, we must do the following, among other things:

•	Successfully execute our business strategy;

•	Respond to competitive developments; and

•	Attract, integrate, retain and motivate qualified personnel
We cannot assure that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Additionally, we cannot assure that our business strategy will be successful, that we will successfully address the risks that face our business or that we will be able to access capital markets if the need arises. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations could be materially and adversely affected.
We may be subject to litigation resulting from our gaming, resort and dining operations which, if adversely determined, could result in substantial losses.
We will be, from time to time, during the ordinary course of operating our businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to our properties. Certain litigation claims may not be covered entirely or at all by our insurance policies or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on our businesses. We cannot predict the outcome of any action, and it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.
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
We own, operate, or have an interest in gaming facilities located in Nevada, Indiana, Mississippi, Louisiana, New Jersey and Aruba. We have obtained all material governmental licenses, qualifications, registrations, permits, and approvals necessary for the operation of our gaming facilities as operations at such facilities are presently conducted. However, we cannot assure that we can obtain any new licenses, or renew any existing, licenses, qualifications, findings of suitability, registrations, permits, or approvals that may be required in the future or that existing ones will not be suspended or revoked. If we relocate or expand any of our current gaming facilities or enter new jurisdictions, we must obtain all additional licenses, qualifications, findings of suitability, registrations, permits and approvals of the applicable gaming authorities in such jurisdictions. If state regulatory authorities were to find an officer, director, owner, or other person affiliated with our operations unsuitable, we would be required to sever our relationship with that person. Gaming authorities, as well as other state regulatory authorities, may conduct similar investigations in the future in connection with new equity and debt holders. We cannot predict the outcome of these investigations or their potential impact on our businesses.
Additionally, certain manufacturers, distributors and suppliers of gaming devices, junkets, goods or services to our gaming facilities, may be required to obtain a license, permit or registration or undergo a suitability investigation by the gaming authorities. We cannot assure that such licenses, permits or registrations will be obtained by such vendors. The failure of any such vendors to obtain any required licenses, permits or registrations on a timely basis could materially adversely affect our business, financial condition and results of operations.

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
We plan to develop a casino resort in Aruba. However, our development plans have not been finalized and we may decide not to proceed. In addition, international operations are subject to inherent risks including variation in local economies, currency fluctuation, greater difficulty in accounts receivable collection, trade barriers, burden of complying with a variety of international laws, and political and economic instability. Each of these risks could impair our ability to execute our business strategy and adversely affect our business.
If we decide to proceed with the development of Tropicana Aruba, we could encounter problems during development, construction, renovation and refurbishment that could increase the construction costs or delay the opening of Tropicana Aruba. In addition, we may not be able to complete development of or operate Tropicana Aruba if we do not obtain all necessary permits, licenses and approvals.
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
We have not finalized a budget for the permanent casino project. Once a budget for the permanent casino facility is developed, if the actual costs greatly exceed the budgeted amounts, we may not be able to modify the design in a manner that would enable us to remain within budget and, therefore, we may not have sufficient funds to complete the project. Failure to complete Tropicana Aruba on time or within budget could have a material adverse effect on our financial condition, results of operations, prospects and ability to satisfy our obligations. Opening Tropicana Aruba within our anticipated time frame and remaining within budget will depend upon, among other things, the absence of any unforeseen difficulties or delays.
In addition, certain permits, licenses and approvals necessary for the development, construction and operation of Tropicana Aruba have not yet been obtained. The scope of the approvals required for a project of this nature is extensive. Unexpected changes or concessions required by Aruban regulatory authorities could involve significant additional costs and result in delay in the scheduled opening of Tropicana Aruba. We may not receive the necessary licenses and approvals or obtain them within our anticipated time frame.
Our business, financial condition and results of operations could be materially adversely affected by the occurrence of accidents, natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.
Natural disasters, such as hurricanes, floods, fires and earthquakes could adversely affect our businesses and operating results. Hurricanes are common to the areas in which our Louisiana and Mississippi properties are located and the severity of such natural disasters is unpredictable. For example, in May 2011 both of our properties in Greenville, Mississippi - Lighthouse Point and Jubilee - were closed for approximately 29 days as a result of Mississippi River flooding causing substantial damage at our Lighthouse Point property and adversely affecting our operating results at both properties. Likewise, in August 2011 Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximate three-day closure of our Tropicana AC property, adversely affecting our operating results. Also, in 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. We cannot predict the impact that any future natural disasters will have on our ability to maintain our customer base or to sustain our business activities.
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
Our properties, including our riverboats and dockside facilities, are subject to risks relating to mechanical failure, weather and regulatory compliance.
All of our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as result of casualty, forces of nature, mechanical failure, or extended or extraordinary maintenance, among other causes. In addition, our gaming operations, particularly those conducted on riverboats or at dockside facilities, could be damaged or halted due to extreme weather conditions. For example, in May 2011 both of our properties in Greenville, Mississippi, - Lighthouse Point and Jubilee - were closed for approximately 29 days as a result of Mississippi River flooding causing substantial damage at our Lighthouse Point property and adversely affecting our operating results at both properties. Likewise, in August 2011 Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximate three-day closure of our Tropicana AC property, adversely affecting our operating results.
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

Except for our riverboats that have opted for alternate inspection by the American Bureau of Shipping allowed in those gaming jurisdictions where we operate that provide for such alternative inspections, U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, alternative hull inspections may be approved. The U.S. Coast Guard may require that such hull inspections be conducted at a dry-docking facility, and if so required, the cost of travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the U.S. Coast Guard has allowed in-place inspections of our riverboats. The U.S. Coast Guard may not allow these types of inspections in the future. The loss of a riverboat casino from service for any period of time could materially adversely affect our business, financial condition and results of operations.
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
In recent years, the prices of new slot machines have dramatically increased. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring gaming operators to execute participation lease arrangements for them to be able to offer such machines to patrons. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental fee. Such agreements may (depending on regulatory restrictions in the applicable jurisdiction) also include a percentage payment to the manufacturer based on the usage of the machine or the gaming company's receipts from the machine, sometimes referred to as "coin-in" or "net win" percentage payments. Generally, a slot machine participation lease is more expensive over the long term than the cost of purchasing a new slot machine. We have slot machine participation leases at each of our properties.
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
Our casino properties may be subject to extreme weather conditions, including, but not limited to, hurricanes and floods. In the future, such extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption. We cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period.
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
We carry certain insurance policies that, in the event of certain substantial losses, may not be sufficient to pay the full current market value or current replacement cost of damaged property. As a result, if a significant event were to occur that is not fully covered by our insurance policies, we may lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from such property. We cannot assure that we will not face uninsured losses pertaining to the risks we have retained. Consequently, uninsured losses may negatively affect our financial condition, liquidity and results of operations.
We may not be able to obtain sufficient insurance coverage and cannot predict whether we may encounter difficulty in collecting on any insurance claims we may submit, including claims for business interruption.
Energy price increases may adversely affect our business, financial condition and results of operations due to the significant amounts of energy used in our operations.
Our casino properties use significant amounts of electricity, oil, natural gas and other forms of energy. Substantial increases in energy and fuel prices may negatively affect our businesses, financial condition and results of operations in the future. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but the impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which would negatively impact our revenues. Further, increases in fuel prices, and resulting increases in transportation costs, could materially adversely affect our business, financial condition and results of operations.
Our investment activities are subject to risks that may adversely affect our results of operations, liquidity and financial condition.
From time to time we may invest in marketable securities, or derivatives thereof, including higher risk equity securities and high yield debt instruments. These securities are subject to general credit, liquidity, market risks and interest rate fluctuations that can affect various sectors of the financial markets, including the credit and stock markets. The market risks associated with any investments we may make may have a material adverse effect on our results of operations, liquidity and financial condition.
Our investments at any given time also may become highly concentrated within a particular company, industry, asset category, trading style or financial or economic market. In that event, our investment portfolio will be more susceptible to fluctuations in value resulting from adverse economic conditions affecting the performance of that particular company, industry, asset category, trading style or economic market than a less concentrated portfolio would be. As a result, our investment portfolio could become concentrated and its aggregate return may be volatile and may be affected substantially by the performance of only one or a few holdings.
For reasons not necessarily attributable to any of the risks set forth in this Form 10-K (for example, supply/demand imbalances or other market forces), the prices of the securities in which we invest may decline substantially.
Risks Related to Our Indebtedness
We may not be able to refinance our existing Exit Facility prior to March 8, 2013 when the Exit Facility matures.  If we are able to refinance the Exit Facility or, in the alternative, renew or extend the facility, it may be on terms substantially less favorable than the current Exit Facility.

On December 29, 2009, we entered into a credit facility (the "Exit Facility"), which consists of a $130 million senior secured term loan credit facility issued at a discount of 7% and a $20 million senior secured revolving credit facility. The Exit Facility matures on March 8, 2013. As of the date of filing of this Annual Report on Form 10-K, we are in discussions with a group of potential lenders concerning a possible refinancing of our Exit Facility. An entity affiliated with Carl C. Icahn, the chairman of our board of directors and, through Icahn Enterprises, our principal beneficial stockholder, is a lender under the Exit Facility and holds more than 50% of the loans extended under the Exit Facility. In addition, an entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility.
While we believe that we have sufficient cash and cash generating resources to meet our debt service obligations, if we have not refinanced the Exit Facility prior to the maturity date our cash on hand and cash flow from operations will be negatively impacted.  This impact to our cash on hand and cash flows will restrict our ability to reinvest in our business and pursue expansion opportunities.  We may be forced to refinance the Exit Facility on materially worse terms than we have currently.  Failure to obtain new debt on favorable or reasonable terms to replace existing debt could affect our liquidity and the value of our equity.  Our ability to refinance or otherwise retire our Exit Facility prior to March 8, 2013, or in the alternative to renew or extend our existing Exit Facility could be impaired if current market conditions decline.  Lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs.
We cannot assure that we will be able to refinance our Exit Facility prior to its maturity date on favorable terms, if at all. Consummation of any such refinancing is subject to market and other customary conditions including, among other things, the negotiation and execution of definitive documentation. If we are unable to refinance our Exit Facility, we cannot assure that we will be able to renew or extend the Exit Facility or enter into a new credit facility, or whether any such other financing will be available on acceptable terms, if at all. Failure to obtain sufficient financing on acceptable terms would constrain our ability to operate our business and to continue our development and expansion projects. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operations.
Circumstances may arise whereby the Company may become overleveraged, which could have significant negative consequences.
As of December 31, 2011, we had total indebtedness of approximately $103.8 million, which consists primarily of our Exit Facility. Circumstances may arise that could cause us to become overleveraged, which could have significant negative consequences, including:

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
Our indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness. The terms of the Exit Facility require us to maintain a minimum fixed charge coverage ratio and maximum total debt ratio. In addition, other covenants in the Exit Facility may restrict our flexibility. Such covenants may place restrictions on our ability to incur additional indebtedness; pay dividends and make other restricted payments or investments; sell assets; make capital expenditures; engage in certain mergers and acquisitions; and refinance existing indebtedness. Additionally, there may be factors beyond our control that could affect our ability to meet debt service requirements. Our ability to meet debt service requirements will depend on our future performance and our ability to sustain sales conditions in the markets in which we operate, the economy generally, and other factors that are beyond our control. We cannot assure that our businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Moreover, our Exit Facility matures in March 2013. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.
Risks Related to Our Common Stock
Mr. Carl C. Icahn exerts significant influence over us and his interests may conflict with the interest of our other stockholders.
Mr. Carl C. Icahn, the chairman of our board of directors, controlled approximately 65.1% of the outstanding shares of our common stock as of December 31, 2011. Mr. Icahn is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financings. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire, a majority of our outstanding common stock, which may adversely decrease the value of shares held by other stockholders. An entity affiliated with Mr. Icahn is a lender under the Exit Facility and holds over 50% of the loans extended under the Exit Facility. In addition, an entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility. Furthermore, entities affiliated with Mr. Icahn hold financial interests that may be competitive to us. For example, entities affiliated with Mr. Icahn are lenders to Trump Entertainment Resorts, Inc.
As a public company, we may have reduced access to resources of, and benefits provided by, entities affiliated with Mr. Carl Icahn.
We believe that our relationship with entities affiliated with Mr. Icahn has, in many cases, provided us with a competitive advantage in identifying and attracting partners for critical supply and buying arrangements. Specifically, Icahn Sourcing, LLC (Icahn Sourcing) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. We are a member of the buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such vendors, and we are under no obligation to do so. We do not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. We have purchased a variety of goods and services as members of the buying group at prices and on terms that we believe are more favorable than those that would be achieved on a stand-alone basis.
If we were unable to participate in these supply and buying group arrangements, our costs could increase, which could materially adversely affect our business, financial condition and results of operations.
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
Central
Casino Aztar is a riverboat along with a hotel and entertainment complex situated on approximately 20 acres along the Ohio River in Evansville, Indiana. We own the riverboat along with 10 acres and the remaining 10 acres are leased from the City of Evansville. Under the terms of the lease, we may extend the lease term through November 30, 2040 by exercising up to seven five-year renewal options. In March 2010, we amended the Casino Aztar land lease and exercised its second of seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, we are required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent is equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 12% of the AGR in excess of $100 million. In accordance with the lease renewal, during the Successor Period, we paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015. In addition, per the terms of the lease, we have agreed to construct a pedestrian bridge to Casino Aztar as a leasehold improvement at an estimated cost of approximately $3.0 million to be completed within three years after the Effective Date. As of December 31, 2011 we have spent approximately $1.2 million on the pedestrian bridge and expect to complete the project in the first quarter of 2012.
West
Tropicana Laughlin is located in Laughlin, Nevada. Tropicana Laughlin is situated on approximately 31 acres, which we own.
River Palms is also located in Laughlin, Nevada. River Palms is situated on approximately 35 acres, which we own.
MontBleu is situated on approximately 21 acres in South Lake Tahoe, Nevada. We have a lease agreement with respect to the land and building which MontBleu operates through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of gross revenues in excess of $50 million through December 31, 2011. Beginning in 2012, rent will be equal to the greater of (i) $333,333 per month as increased by the same percentage that the Consumer Price Index has increased from 2009 thereafter, or (ii) 10% of gross revenues.
South and other
Lighthouse Point is a dockside riverboat situated on approximately four acres in Greenville, Mississippi. We own the riverboat in which Lighthouse Point conducts its operations and lease the land on which the docking, entry and parking facilities of the casino are situated. We are required to pay an amount equal to 2% of Lighthouse Point's monthly gross gaming revenues in rent, with a minimum monthly payment of $75,000. In addition, in any given year in which Lighthouse Point's annual gross gaming revenues exceed $36.6 million, we are required to pay 8% of the excess amount as rent pursuant to the terms of the lease. The current lease expires in 2014 with an option to extend its term through 2044. The Company plans to expand Lighthouse Point into a renovated, land-side facility. As part of this project, the operations at Jubilee are planned to be consolidated into Lighthouse Point and the current Jubilee riverboat facility is expected to close in the second quarter of 2012. The new combined property is expected to include 550 slot machines, seven table games and 41 hotel rooms.
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
Tropicana Aruba, a casino resort under development, is located in Noord, Aruba on approximately 14 acres of land which is leased through July 30, 2051. Under the terms of the land lease, the required annual payments are approximately $93,000.

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
During the course of proceedings, the Plaintiffs and Defendants each filed a motion for summary judgment claiming ownership of the "Tropicana" trademark. Both motions were denied, although the Nevada State Court preliminarily found that the Plaintiffs might have an unexercised reversionary ownership interest in the “Tropicana” trademark as a result of an agreement that is 30 years old. Nonetheless, because any exercise of this purported reversionary interest by Tropicana LV could have potentially deprived the Company, as successor to TE, of its asserted ownership of the Tropicana trademark, the Defendants filed a motion in the Chapter 11 Cases for an order rejecting the 1980 trade name agreement. In addition, the Company, together with its subsidiary, New Tropicana Holdings, Inc. ("New Tropicana"), and certain affiliates of Icahn Capital, as secured lenders to the Company, filed a complaint in the Chapter 11 Cases against the Plaintiffs (the “Bankruptcy Court action”), seeking a declaration that, consistent with prior, uncontested orders of the Bankruptcy Court, New Tropicana is the owner of the "Tropicana" trademark, the Exit Facility lenders have a perfected security interest in that property, and the Nevada State Court action, to the extent it sought to assert ownership over the trademark or question the validity of the security interest, violated the automatic stay. The complaint also demanded an injunction against any further efforts by the Plaintiffs to re-litigate the ownership issue, and sought other remedies on behalf of the Exit Facility lenders.
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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying balance sheet as of December 31, 2011. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the Chapter 11 Cases, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011 and the parties are awaiting the Court's decision regarding these motions.
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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012, and a decision is currently pending before the Court. Discovery is also proceeding, and trial is not expected to take place until 2012, at the earliest. Any recovery obtained by Aztar in this action will be recoverable by the Company as the current owner of Tropicana AC.
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
The Company is claiming the exemption on sales and use tax returns for periods from March 2008 to February 2012 based on the Nevada Supreme Court decision and has not accrued or paid any sales or use tax for that period. Recently the Nevada Department of Taxation has asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis. This position stems from a recent Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision. The Company is currently evaluating whether or not to accrue tax prospectively as it disagrees with the position asserted by the Nevada Department of Taxation.
Greenville Riverboat, LLC Appraisal Action
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
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

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

	High	Low
2011
First Quarter	$17.75	$15.25
Second Quarter	$17.20	$15.55
Third Quarter	$16.15	$13.31
Fourth Quarter	$16.50	$13.42
2010
Fourth Quarter (November 15, 2010 - December 31, 2010)	$16.00	$14.00
Holders
As of February 28, 2012, there were 60 holders of record of our common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below reflects open market purchases during the three months ended December 31, 2011 of our common stock by Mr. Carl C. Icahn, the chairman of our board of directors and, through Icahn Enterprises, our principal beneficial stockholder, and certain of his affiliates, each of whom may be deemed to be an “affiliated purchaser” as such term is defined in Rule 10b-18(b)(3) under the Exchange Act. The information contained in this table is based upon filings with the SEC made by Mr. Icahn and his affiliates. We did not repurchase any shares of our common stock during the period covered by this annual report.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 - October 31, 2011	—	$—	—	—
November 1, 2011 - November 30, 2011	898,212	14.30	—	—
December 1, 2011 - December 31, 2011	—	—	—	—
Total	898,212	$14.30	—	—
(1) No purchases were made pursuant to a publicly announced plan or program.
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
Stock Performance Graph
The graph below compares the cumulative total return on our common stock to the cumulative total return of the Dow Jones US Casino Index and the Russell 2000 Index for the period from November 15, 2010, the date our common stock began trading on the OTCQB Market, through December 31, 2011. The performance graph assumes that $100 was invested on November 15, 2010 in each of the Company's common stock, the Dow Jones US Casino Index and the Russell 2000 Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

$120.00
$110.00
$100.00
$90.00
Tropicana Entertainment Inc.
Dow Jones US Casino Index
Russell 2000 Index
11/15/2010
12/31/2010
12/31/2011

	Cumulative Total Return
	11/15/2010	12/31/2010	12/31/2011
Tropicana Entertainment Inc.	$100.00	$108.93	$117.79
Dow Jones US Casino Index	$100.00	$100.59	$93.11
Russell 2000 Index	$100.00	$108.85	$102.91

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.
ITEM 6.    SELECTED FINANCIAL DATA
The selected financial data presented below has been derived from the data of the Company as of and for the year ended December 31, 2011 and as of December 31, 2010 and for the period from March 8, 2010 through December 31, 2010 (the "Successor Period") and the data of the Predecessors for the period from January 1, 2010 through March 7, 2010 (the "Predecessor Period") and as of and for each of the years ended December 31, 2009, 2008 and 2007. The selected financial data of the Company presented below has been derived from the audited financial statements of the Company as of December 31, 2011, December 31, 2010 and for the Successor Period included elsewhere in the Annual Report on Form 10-K. The selected financial data of the Predecessors presented below for the Predecessor Period and for the year ended December 31, 2009 has been derived from the audited financial statements of the Predecessors included elsewhere in this Annual Report on Form 10-K. The selected financial data of the Predecessors presented below as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 has been derived from the audited financial statements of the Predecessors not included in this Annual Report on Form 10-K. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The historical results set forth below do not indicate results expected for any future periods. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.
Selected Financial Data—Tropicana Entertainment Inc.

	Successor		Predecessors
	Year ended December 31, 2011	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010
				Discontinued Operations (a)
(in thousands, except per share data)	TEI (a)	TEI (a)(b)	TEH	CP Vicksburg	JMBS Casino
Income Statement Data:
Net revenues	$623,556	$539,032	$64,519	$1,271	$3,552
Operating income (loss)	33,568	5,300	4,421	(874)	933
Income (loss) from continuing operations, including noncontrolling interest (c)	(2,990)	(17,529)	2,122,179	2,287,351	2,267,643
Income (loss) from continuing operations, attributable to Tropicana Entertainment Inc.	(2,990)	(17,409)
Basic and Diluted Earnings Per Share:
Income (loss) from continuing operations, attributable to Tropicana Entertainment Inc. per share	$(0.11)	$(0.66)
Balance Sheet Data (as of period end) (d):
Total assets	$821,554	$848,892
Total debt	94,087	109,477
Total shareholders' equity	582,565	585,397
_______________________________________________________________________________

(a)
In December 2010, CP Vicksburg, a former wholly owned subsidiary of the Company, entered into an agreement to sell substantially all of the assets and certain liabilities associated with the operation of the Horizon Vicksburg, in exchange for $3.25 million in cash, a transaction which closed in March 2011. Accordingly, the results of operations for Horizon Vicksburg are presented as discontinued operations for the Successor Period. In addition, CP Vicksburg is one of our Predecessors. We are required to report the historical results of our Predecessors and accordingly have presented CP Vicksburg as discontinued operations in our selected financial data.

(b)	In August 2010, we purchased the Tropicana Aruba which includes a 361-unit timeshare and rental property, a temporary casino opened in December 2011, and a casino resort under development.

(c)
During the year ended December 31, 2011, we recognized an impairment loss of $0.3 million related to our intangible assets and $5.1 million related to certain long-lived assets. During the Successor Period, we recognized an impairment loss of $19.0 million related to our intangible assets and $1.7 million related to our goodwill. During the Predecessor Period, reorganization items and fresh-start adjustments were a gain of $2.1 billion, $2.3 billion and $2.3 billion at TEH, CP Vicksburg and JMBS Casino, respectively. These amounts primarily represent non-cash charges related to the adoption of fresh-start reporting as of the Effective Date.

(d)
Upon the Effective Date and following the completion of the Restructuring Transactions, we adopted fresh-start reporting in accordance with accounting guidance on reorganizations. As a result, the value of the Predecessors' assets, including intangible assets, and liabilities has been adjusted to their fair values.

Selected Financial Data—Predecessors

	Predecessor
	TEH
	Year Ended December 31,
	2009	2008	2007 (a)
	(in thousands)
Income Statement Data:
Net revenues	$359,869	$398,862	$874,906
Operating income (loss) (b)	(153,496)	(635,189)	(959,940)
Income (loss) from continuing operations, including noncontrolling interest (c)	(189,307)	(842,827)	(1,097,125)
Balance Sheet Data (as of period end):
Total assets	$818,212	$1,705,551	$2,674,600
Total debt (excluding related party)	2,354,929	2,787,459	2,711,344
Total members' (deficit) equity	(1,823,939)	(1,593,677)	(544,167)

	Predecessor
	Discontinued Operations (d)
	CP Vicksburg
	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Income Statement Data:
Net revenues	$12,448	$24,576	$29,680
Operating income (loss)	(7,274)	(13,199)	(4,334)
Net income (loss) (e)	(15,097)	(2,293,026)	(4,099)
Balance Sheet Data (as of period end):
Total assets	$16,731	$23,004	$34,066
Total debt	—	—	—
Members' (deficit) equity	(2,283,246)	(2,268,149)	24,877

	Predecessor
	JMBS Casino
	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Income Statement Data:
Net revenues	$15,694	$18,981	$26,500
Operating income (loss)	1,281	(8,981)	3,183
Net income (loss) (e)	(6,322)	(2,289,899)	3,505
Balance Sheet Data (as of period end):
Total assets	$34,969	$33,552	$41,232
Total debt	—	—	—
Members' (deficit) equity	(2,258,208)	(2,251,886)	38,013
_______________________________________________________________________________

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
During the year ended December 31, 2008, TEH recorded $27.8 million of impairment loss related to its property and equipment.
During the year ended December 31, 2007, TEH recorded $142.4 million in impairment loss related to goodwill recognized in the acquisition of Aztar.

(c)	During the years ended December 31, 2009 and 2008, TEH recorded $27.0 million and $92.4 million, respectively, in reorganization items as a result of the Chapter 11 Cases.

(d)
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

(e)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include three casinos in Nevada, two casinos in Mississippi, and one casino in each of Indiana, Louisiana and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of December 31, 2011, our properties collectively included approximately 414,000 square feet of gaming space with 7,583 slot machines, 231 table games and 6,060 hotel rooms.
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

We are a Delaware corporation that was formed on May 11, 2009 to acquire certain assets of TEH and certain of its subsidiaries pursuant to the Plan. We also acquired CP Vicksburg (which we sold in March 2011), JMBS Casino and Realty, all of which were part of the Plan.
In addition, we acquired certain assets of Adamar, an unconsolidated subsidiary of TEH, including Tropicana AC. The Restructuring Transactions were consummated and became effective on the Effective Date, March 8, 2010, at which time we acquired Adamar and several of the Predecessors' gaming properties and related assets. Prior to the Effective Date, we conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities. The results of operations of Tropicana AC are not presented for the Predecessor Period (as defined below). The results of operations of Tropicana AC are included from the Effective Date.
Upon the Effective Date and following the completion of the Restructuring Transactions, we adopted fresh-start reporting in accordance with accounting guidance on reorganizations. As a result, the values of the Predecessors' assets, including intangible assets, and liabilities were adjusted as of the Effective Date to their estimated fair values on our balance sheet.

The historical financial results of the Predecessors and Adamar are not indicative of our current financial condition or our future results of operations following the Effective Date. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.
Presentation
References in this Annual Report on Form 10-K to "Successor" refer to the Company on or after March 8, 2010, after giving effect to (i) the issuance of 12,098,053 shares of common stock and Ordinary Warrants in accordance with the Plan, (ii) the entry into our Exit Facility in accordance with the Plan, which included the issuance of Penny Warrants, (iii) the application of fresh-start reporting and (iv) the issuance of 12,901,947 shares of our common stock related to the acquisition of Tropicana AC. References to "Predecessors" refer to the Predecessors prior to March 8, 2010.
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
Because we conducted no business prior to March 8, 2010, we have presented the results of the Predecessors for the year ended December 31, 2009 for comparison purposes. We refer to the Predecessors' combined prior year period as "2009 Combined," derived from the summation of the results of TEH's and JMBS Casino's year ended December 31, 2009. We refer to our year ended December 31, 2010 results as "2010 Combined," derived from the summation of the results of TEI for the Successor Period and TEH and JMBS Casino for the Predecessor Period. CP Vicksburg is excluded from 2009 Combined and 2010 Combined periods as it is classified as discontinued operations. However, CP Vicksburg was one of our Predecessors and we are required to report the historical results of our Predecessors and accordingly have presented CP Vicksburg as discontinued operations in our management's discussion and analysis of financial condition and results of operations. The discussion of our results of operations contains a comparison of our results for the 2010 Combined period and the results for the Predecessors for the 2009 Combined period. The application of fresh-start reporting did not materially affect the Company's continuing operations; however the 2010 Combined and 2009 Combined periods may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation and amortization and interest expense. The combined presentation does not comply with generally accepted accounting principles in the United States ("GAAP") or with the rules of the SEC for pro forma presentation; however, it is presented because we believe it is the most meaningful comparison of our results between periods.
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
Casino revenues are one of our main performance indicators and account for a significant portion of our net revenues. Casino revenues represent the difference between wins and losses from gaming activities such as slot machines and table games. Key volume indicators include table game volumes and slot volumes, which refer to amounts wagered by our customers. Win or hold percentage represents the percentage of the amounts wagered by the customer that is won by the casino, which is not fully controllable by us, and recorded as casino revenue. Most of our revenues are cash-based, through customers wagering with cash or chips or paying for non-gaming services with cash or credit cards, and therefore are not subject to any significant or complex estimation. As a result, fluctuations in net revenues have a direct impact on cash flows from operating activities. Other performance indicators include hotel occupancy, which is a volume indicator for hotels, and the average daily rate, which is a price indicator for the amount customers paid for hotel rooms.
The following significant factors and trends should be considered in analyzing our operating performance:

•
Tropicana AC.  We acquired Tropicana AC on March 8, 2010 and its operating results are included only from the Effective Date. In 2010, Tropicana AC implemented a new marketing strategy to target high end table game players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table game hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table game hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods due to this marketing strategy. For the year ended December 31, 2011, the table game hold decreased 2.2 percentage points at Tropicana AC when compared to the same period in the prior year. This hold percentage is not necessarily indicative of results that can be expected for future periods.

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

•
General Economic Conditions.  Current economic conditions continue to adversely impact us and the gaming industry as a whole. We believe our guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the investment and housing markets. While general economic conditions have modestly improved, we cannot assure that they will continue to improve or will not worsen in the future.

•
Cost Efficiencies.  As a result of economic conditions, the Predecessors focused on efficiency initiatives that they began implementing in early 2009. These cost saving initiatives included a reduction in the number of employees, reduced advertising and promotional expenses, and the suspension of the employer match to the 401(k) plan at certain of our properties, among other initiatives. In 2011, we also decreased our payroll and benefits expense related to our company-sponsored health insurance plans.

•
Debt and Interest Expense.  On December 29, 2009, we entered into a credit facility (the "Exit Facility"), which consists of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility"). The Exit Facility matures on March 8, 2013. The Term Loan Facility requires principal payments of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility does not generally require principal payments prior to the maturity date. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. On the Effective Date, the proceeds of the Term Loan Facility were used to repay certain indebtedness, including the TEH's $65 million post-petition, debtor-in-possession financing (the "DIP Credit Facility"), to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. As a result of entering into the Exit Facility, our interest expense was $32.4 million and $26.9 million for the year ended December 31, 2011 and the Successor Period, respectively, which includes $12.8 million and $10.5 million of amortization of the related debt discount, Penny Warrants and debt issuance costs. The Exit Facility is guaranteed by substantially all our existing and future subsidiaries. In addition to our scheduled principal payment in March 2011, we made a $25.0 million prepayment on our Exit Facility in December 2011 reducing the principal amount due on this loan to $103.7 million, and recognized a $2.4 million loss related to that prepayment. As of the date of filing of this Annual Report on Form 10-K, we are in discussions with a group of potential lenders concerning a possible refinancing of our Exit Facility. An entity affiliated with Carl C. Icahn, the chairman of our board of directors and, through Icahn Enterprises, our principal beneficial stockholder, is a lender under the Exit Facility and holds more than 50% of the loans extended under the Exit Facility. In addition, an entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility. We cannot assure that we will be able to refinance our Exit Facility on favorable terms, if at all.

•
Impairment Loss.  As a result of our annual impairment testing in the fourth quarter of 2011, we recognized an impairment loss of $5.4 million, of which $0.3 million was related to the "Tropicana" trade name and $5.1 million was related to our long-lived assets at River Palms. These impairments were primarily due to reduced revenue and cash flow projections. As a result of our annual impairment test in the fourth quarter of 2010, we recognized an impairment loss of $19.0 million related to intangible assets that were recorded upon the adoption of fresh-start reporting, of which $3.7 million was related to the "Tropicana" trade name, $10.5 million was related to the gaming license at Casino Aztar and $4.8 million was related to the gaming license at Belle of Baton Rouge. In addition, we recognized a $1.7 million impairment of goodwill at Belle of Baton Rouge. The trade name and Baton Rouge impairments were primarily due to reduced revenue and cash flow projections while the impairment at Casino Aztar was primarily due to higher capital expenditure assumptions, lower free cash flow amounts and changes in the weighted average cost of capital which reduced the fair value of the gaming license.

On December 12, 2007, the NJCCC denied the application of TEH to be found qualified to be a holding company of

Adamar, including Tropicana AC. Prior to the Effective Date and as a result of the actions taken on December 12, 2007 by the NJCCC, TEH determined that Tropicana AC should not be consolidated subsequent to December 12, 2007. TEH thereafter accounted for its interest in Tropicana AC, held by the interim casino authorization trust (the "ICA Trust"), under the cost method. TEH's cost basis was then adjusted to fair value in accordance with accounting guidance related to accounting for certain investments in debt and equity securities. Under the accounting guidance related to the meaning of other-than-temporary impairment and its application to certain investments, cost basis investments such as TEH's beneficial interest in the ICA Trust were evaluated for impairment under a process that results in an impairment charge reducing the cost basis to fair value when other-than-temporary impairment exists. The estimated fair value of the beneficial interest in the ICA Trust declined to $200.0 million which was based on the $200 million credit bid by the lenders under a senior credit facility (the "Credit Facility") comprised of a $1.53 billion senior secured term loan and a $180 million senior secured revolving credit facility entered into in January 2007, resulting in impairment charges at TEH of $154.3 million during year ended December 31, 2009.

•
Acquisitions.  On August 31, 2010 we purchased a casino resort in Aruba with approximately 361 units, including the unsold fractional timeshares attached to such property, a temporary casino not in operation and an unfinished permanent casino structure. The Company renamed the property Tropicana Aruba Resort & Casino. We are currently operating the timeshare facilities, opened the temporary casino in December 2011 and are currently developing a permanent casino. However, our development plans have not been finalized and we may decide not to proceed.

On October 28, 2010, we elected to effect a merger which resulted in the purchase of the minority interests in Greenville Riverboat, LLC, our subsidiary that owns Lighthouse Point. The minority owner received $2.5 million in cash, and exercised appraisal rights, requesting an additional $3.2 million as payment for its minority interest. The minority owner also asserted certain cross claims against Lighthouse Point in the appraisal proceedings for additional distributions. We believe that the cross claims are without merit and intend to vigorously defend the same. We also have contested any additional payment for the minority interest. We cannot assure that we will succeed in this proceeding, and we could be required to make additional payments.

•
Discontinued Operations.  On December 1, 2010, we, through CP Vicksburg, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Delta Investments & Development, LLC ("Delta") pursuant to which we agreed to sell substantially all of the assets associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash and the assumption by Delta of certain liabilities associated with Horizon Vicksburg. The transaction closed in March 2011, resulting in a gain of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed statements of operations for the year ended December 31, 2011.

Year ended December 31, 2011 compared to year ended December 31, 2010 (2011 compared to 2010 Combined (as defined above))
The following table presents detail of our net revenues (in thousands):

	Successor (a)		Predecessors (a)
	Year ended December 31, 2011	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010
				Discontinued Operations
	TEI	TEI	TEH	CP Vicksburg	JMBS Casino
Revenues:
Casino	$506,547	$446,147	$55,416	$1,189	$3,498
Rooms	105,516	87,872	7,101	86	45
Food and beverage	88,052	74,844	9,306	75	78
Other	24,034	22,137	1,559	16	30
Gross revenues	724,149	631,000	73,382	1,366	3,651
Less promotional allowances	(100,593)	(91,968)	(8,863)	(95)	(99)
Net revenues	$623,556	$539,032	$64,519	$1,271	$3,552
_______________________________________________________________________________

(a)	The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010.

The following table sets forth certain information concerning our results of operations by region (dollars in thousands):

	Successor (b)		Predecessors (b)
	Year ended December 31, 2011	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010
				Discontinued Operations
	TEI	TEI	TEH	CP Vicksburg	JMBS Casino
Net revenues:
East	$279,063	$257,431	$—	$—	$—
Central	123,975	98,466	22,432	—	—
West	123,608	104,840	26,174	—	—
South and other	96,910	78,256	15,868	1,271	3,552
Corporate	—	39	45	—	—
Total net revenues	$623,556	$539,032	$64,519	$1,271	$3,552
Operating income (loss):
East	$2,286	$15,170	$—	$—	$—
Central	26,284	5,296	4,691	—	—
West	7,160	5,434	1,731	—	—
South and other	10,670	(1,375)	2,603	(874)	933
Corporate	(12,832)	(19,225)	(4,604)	—	—
Impairment of beneficial interest in Trust	—	—	—	—	—
Total operating income (loss)	$33,568	$5,300	$4,421	$(874)	$933
Operating income (loss) margin (c):
East	0.8%	5.9%	—	—	—
Central	21.2%	5.4%	20.9%	—	—
West	5.8%	5.2%	6.6%	—	—
South and other	11.0%	(1.8)%	16.4%	(68.8)%	26.3%
Total operating income (loss) margin	5.4%	1.0%	6.9%	(68.8)%	26.3%
__________________________________________________________________________

(b)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly for results related to depreciation, amortization and interest expense.

(c)	Operating income (loss) margin is operating income (loss) as a percentage of net revenues.
Net Revenues
In the East region, net revenues were $279.1 million for the year ended December 31, 2011, an increase of 8.4% over the 2010 Combined period. As the acquisition of Tropicana AC occurred on March 8, 2010, the 2010 Combined period includes 66 fewer days of operations of Tropicana AC. The Atlantic City market experienced year over year declines in casino revenue of 7.8% in the year ended December 31, 2011. The Atlantic City market has been negatively impacted by the introduction of table games in Pennsylvania in mid 2010 and the opening of a new casino in New York City in the fourth quarter of 2011. Tropicana AC results were unfavorable to market results primarily due to volatility in the hold percentage associated with high end table game play and low slot volumes. Table game volumes at Tropicana AC were 4.4% higher for the year ended December 31, 2011 when compared to the same period in the prior year. However, the table game hold percentage was 2.2 percentage points lower for the year ended December 31, 2011 when compared to the same period in the prior year. Slot volumes at Tropicana AC decreased 7.3% when compared to the same period in the prior year, which was unfavorable to market results. We believe this was primarily due to competitors in the Atlantic City market increasing their marketing and promotional efforts on slot volumes more than Tropicana AC in the first half of the year. The occupancy rate at Tropicana AC was 83% and the average daily room rate was $100 for the year ended December 31, 2011, which is a slight decrease from the comparable prior year period.
In the Central region, net revenues were $124.0 million for the year ended December 31, 2011, an increase of 2.5% compared to the 2010 Combined period due primarily to a 2.4% increase in the slot volumes, which is partially attributable to new slot product and marketing initiatives at Casino Aztar. The average daily room rate at our Central region property was $84 for the year ended December 31, 2011, a 7.8% increase compared to the 2010 Combined period. Our occupancy rate was 72% for the year ended December 31, 2011, down 3.0 percentage points from the 2010 Combined period.
In the West region, net revenues were $123.6 million for the year ended December 31, 2011, a decrease of 5.7%

compared to the 2010 Combined period. This decrease was primarily driven by a 14.8% decrease in slot volumes, a 10.2% decrease in table volumes and a 4.3 percentage point decline in the occupancy rate for the year ended December 31, 2011, compared to the 2010 Combined period. We believe net revenues in the West region continue to be negatively impacted by the deterioration of casino revenues in the Laughlin market resulting from the current economic conditions and reduced consumer discretionary spending. In addition, both Laughlin properties were negatively impacted by the road construction during the first six months of the year and both properties shifted their marketing strategy in the last six months towards a more profitable customer. We have reduced the gaming capacity at River Palms to reduce expenses which has also contributed to the decline in gaming volumes.
In the South and other region, net revenues were $96.9 million for the year ended December 31, 2011, a decrease of 0.8% compared to the 2010 Combined period. This decrease is driven by casino revenue declines at our Mississippi properties. Our Mississippi properties experienced a 15.7% decrease in total gaming volumes compared to the 2010 Combined period, which we believe was primarily related to reduced consumer discretionary spending due to local economic conditions, as well as the Mississippi property closures due to river flooding in May 2011. This decrease was partially offset by hotel revenues at Tropicana Aruba, which was acquired on August 31, 2010. Belle of Baton Rouge also experienced a decrease in net revenues primarily due to a 1.3% decrease in slot volumes and a 6.9% decrease in the average daily room rate for the year ended December 31, 2011 compared to the 2010 Combined period. Our occupancy rate in the South and other region was 49% and the average daily room rate was $73 for the year ended December 31, 2011.
Operating Income
In the East region, operating income for the year ended December 31, 2011 was $2.3 million, a $12.9 million decrease compared to the 2010 Combined period. Despite the fact that the 2010 Combined period includes 66 fewer days of Tropicana AC operations, operating income declined primarily due to the lower table game hold percentage, lower slot volumes and fewer occupied rooms in the year ended December 31, 2011.
In the Central region, operating income for the year ended December 31, 2011 was $26.3 million, a $16.3 million increase compared to the 2010 Combined period. The increase in operating income is primarily related to the increased revenues noted above in addition to an impairment loss of $10.5 million recorded in the Combined 2010 period which related to the gaming license intangible asset. In the year ended December 31, 2011, operating income also increased due to a decrease in payroll and benefits expense which was partially offset by increased rent expense. Under the terms of the lease renewal, effective December 2010, for the land on which Casino Aztar is situated, rent expense increased approximately $3.4 million in the year ended December 31, 2011 from the 2010 Combined period.
In the West region, operating income for the year ended December 31, 2011 was $7.2 million, a 0.1% decrease compared to the 2010 Combined period. This decrease is mainly attributable to a $5.1 million impairment loss recognized at River Palms offset by decreased payroll and benefits in the year ended December 31, 2011 and decreased depreciation and amortization expense due to certain assets having been fully depreciated in the current period.
In the South and other region, operating income for the year ended December 31, 2011 was $10.7 million, a $8.5 million increase compared to the 2010 Combined period. The increase is primarily due to increased operating income at Belle of Baton Rouge, partially offset by losses due to the Mississippi property closures discussed above and operating losses at Tropicana Aruba, which was acquired on August 31, 2010. At Belle of Baton Rouge, the increase in operating income was driven by decreased payroll and benefits expenses, decreased gaming taxes as well as decreased depreciation and amortization expense due to certain assets having been fully depreciated during the year ended December 31, 2011. The decreased gaming taxes in Baton Rouge are a result of both a tax credit and a reduced tax rate during the year ended December 31, 2011. In addition, Belle of Baton Rouge recorded impairments related to goodwill and the gaming license intangible asset totaling $6.5 million during the 2010 Combined period.
Corporate expenses were $12.8 million for the year ended December 31, 2011, a $11.0 million decrease from the 2010 Combined period, primarily due to a reduction of reserves related to pre-bankruptcy emergence claims sought by Wimar Tahoe Corporation and Columbia Sussex Corporation, a refund of amounts that had been held in escrow related to the Adamar bankruptcy and a reduction in outside professional fees and payroll and benefits expenses during the current year. In addition, we recognized a $0.3 million impairment related to the "Tropicana" tradename during the year ended December 31, 2011 compared to a $3.7 million impairment during the 2010 Combined period.
Interest Expense
Interest expense for the year ended December 31, 2011 was $32.4 million. The interest expense was related to our Exit Facility, which was funded on March 8, 2010, bears interest at 15% per annum and was issued at a 7% discount. Cash paid for interest expense was $19.6 million for the year ended December 31, 2011. Interest expense for the Successor Period related to the Exit Facility was $26.9 million and cash paid for interest for the same period was $16.3 million. TEH's interest expense for the Predecessor Period was $2.0 million related to the Predecessors' DIP Credit Facility and cash paid for interest was $2.0 million for the same period.
Income Taxes
The income tax expense was $2.7 million for the year ended December 31, 2011, and our effective income tax rate was 779.4%. The difference between the federal statutory rate of 35% and the effective tax rate for the year ended December 31, 2011 was primarily due to disallowed foreign losses, state income taxes (net of federal benefits), employment credits, and the change in the valuation allowance. The income tax benefit was $3.2 million for the Successor Period and our effective tax rate was 15.3%. The difference between the federal statutory rate of 35% and the effective tax rate for the Successor Period was primarily related to the goodwill impairments, state income taxes (net of federal benefit), and the establishment of a valuation allowance. TEH's income tax benefit was $26.7 million for the Predecessor Period and the effective income tax rate was (1.3)%. The difference between the federal statutory rate of 35% and the effective tax rate for Predecessor Period was primarily due to reorganization charges at TEH, for which no tax benefit was recognized.
Discontinued Operations
The Company sold substantially all of CP Vicksburg's assets related to the operation of Horizon Vicksburg, in March 2011. Accordingly, the results of operations of Horizon Vicksburg are presented as discontinued operations in the accompanying condensed statements of operations for the year ended December 31, 2011 and the Successor Period. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed statements of cash flows for the year ended December 31, 2011 and the Successor Period.
Net Income (Loss)
Net loss for the year ended December 31, 2011 was $2.8 million which was impacted by impairment charges and other write-downs of $5.8 million primarily related to long-lived assets in our West region and intangible assets held at corporate.
Net loss for the Successor Period was $20.9 million, which was impacted by impairment losses of $20.7 million related to goodwill and intangible assets and also included a loss from discontinued operations of $3.5 million.
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

Year ended December 31, 2010 compared to year ended December 31, 2009 (2010 Combined compared to 2009 Combined (as defined above))
The following table presents detail of our net revenues (in thousands):

	Successor (a)	Predecessors (a)
	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010			Year ended December 31, 2009
			Discontinued Operations			Discontinued Operations
	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Revenues:
Casino	$446,147	$55,416	$1,189	$3,498	$308,794	$11,188	$15,822
Rooms	87,872	7,101	86	45	39,574	895	326
Food and beverage	74,844	9,306	75	78	56,030	924	388
Other	22,137	1,559	16	30	12,845	263	192
Gross revenues	631,000	73,382	1,366	3,651	417,243	13,270	16,728
Less promotional allowances	(91,968)	(8,863)	(95)	(99)	(57,374)	(822)	(1,034)
Net revenues	$539,032	$64,519	$1,271	$3,552	$359,869	$12,448	$15,694
_______________________________________________________________________________

(a)	The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010.
The following table sets forth information concerning our results of operations by region (dollars in thousands):

	Successor (b)	Predecessors (b)
	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010			Year ended December 31, 2009
			Discontinued Operations			Discontinued Operations
	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Net revenues:
East	$257,431	$—	$—	$—	$—	$—	$—
Central	98,466	22,432	—	—	120,190	—	—
West	104,840	26,174	—	—	146,411	—	—
South and other	78,256	15,868	1,271	3,552	93,265	12,448	15,694
Corporate	39	45	—	—	3	—	—
Total net revenues	$539,032	$64,519	$1,271	$3,552	$359,869	$12,448	$15,694
Operating income (loss):
East	$15,170	$—	$—	$—	$—	$—	$—
Central	5,296	4,691	—	—	16,997	—	—
West	5,434	1,731	—	—	(2,744)	—	—
South and other	(1,375)	2,603	(874)	933	13,828	(7,274)	1,281
Corporate	(19,225)	(4,604)	—	—	(27,277)	—	—
Impairment of beneficial interest in Trust	—	—	—	—	(154,300)	—	—
Total operating income (loss)	$5,300	$4,421	$(874)	$933	$(153,496)	$(7,274)	$1,281
Operating income (loss) margin (c):
East	5.9%	—	—	—	—	—	—
Central	5.4%	20.9%	—	—	14.1%	—	—
West	5.2%	6.6%	—	—	(1.9)%	—	—
South and other	(1.8)%	16.4%	(68.8)%	26.3%	14.8%	(58.4)%	8.2%
Total operating income (loss) margin	1.0%	6.9%	(68.8)%	26.3%	(42.7)%	(58.4)%	8.2%
_______________________________________________________________________________

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
In the West region, net revenues for the 2010 Combined period were 10.5% lower than the 2009 Combined period. This decrease was driven by a 15.5% decline in slot volumes, an 11.0% decline in table game volumes and a 4.3 percentage point decline in the occupancy rate for the 2010 Combined period compared to the 2009 Combined period. The average daily room rate for the West region was $40 for the 2010 Combined period, a 1.4% decrease from the 2009 Combined period. Net revenues in the West region continue to be negatively impacted by the deterioration of casino revenue in the Laughlin and South Lake Tahoe markets resulting from the continuing economic slowdown and reduced consumer discretionary spending. Based on the most recent market data available, the Laughlin market as a whole witnessed a decline in casino revenue of 2.1% for the year ended December 31, 2010 when compared to the year ended December 31, 2009. For the year ended December 31, 2010, the South Lake Tahoe market experienced a decline in casino revenue of 6.3% compared to the year ended December 31, 2009.
In the South and other region, net revenues from continuing operations for the 2010 Combined period were 10.4% lower than the 2009 Combined period. This decrease was driven by a 12.7% decline in slot volumes, a 16.0% decline in table game volumes and a 23.4% decline in the average daily rate for the 2010 Combined period compared to the 2009 Combined period. The average daily room rate for the South and other region was $66 for the 2010 Combined period. The decline in net revenues in the South and other region was primarily attributable to decreases in net revenues resulting from the continuing economic slowdown, reduced consumer discretionary spending and a re-branding of the hotel at the Belle of Baton Rouge which has eliminated our participation in a nationally recognized reservations system. The Baton Rouge market has experienced an overall market decline in casino revenue of 8.2% for the year ended December 31, 2010 compared to the year ended December 31, 2009.
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
Liquidity and Capital Resources
Our cash flows are and will continue to be affected by a variety of factors, many of which are outside of our control, including regulatory restrictions, competition, financial markets and other general business conditions. On the Effective Date, we repaid the DIP Credit Facility with the Term Loan Facility as discussed below. We believe that we will have sufficient liquidity through anticipated borrowing availability, available cash, trade credit and cash flow from our properties to fund our cash requirements and capital expenditures for our expected operating activities for at least twelve months. We will endeavor to fund capital expenditures for maintenance of our properties through future improvements in operating results and increased borrowing availability for at least twelve months. However, we cannot provide assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations as our results for future periods are subject to numerous uncertainties that may result in liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions. In addition, we continually evaluate our financing needs and we may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.
Part of our overall strategy includes consideration of expansion opportunities in new gaming jurisdictions, underserved markets and acquisition and other strategic opportunities that may arise periodically. We may require additional funds in order to execute on such strategic growth, and may incur additional debt or sell additional equity to finance any such transactions. We cannot assure you that we will be able to incur such debt or sell any such additional equity on acceptable terms or at all.
Our material cash requirements for 2012 are expected to include (i) principal and interest payments related to our Exit Facility of $1.3 million and $15.6 million, respectively, (ii) capital maintenance expenditures expected to be between $30 million and $40 million, (iii) growth capital expenditures expected to be approximately $60 million, (iv)minimum lease payments under our operating leases of $6.9 million and (v) construction and development costs related to Tropicana Aruba's permanent casino which is currently in the planning and design stages. While we have not finalized our development plans related to Tropicana Aruba, and we may decide not to proceed with the project, we currently estimate that we will spend approximately $10 million on the permanent casino project during 2012. Likewise, the majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.

The following table summarizes our historical cash flows (in thousands):

	Successor (a)		Predecessors (a)
	Year ended December 31, 2011	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010
				Discontinued Operations
	TEI	TEI	TEH	CP Vicksburg	JMBS Casino
Cash Flow Information:
Net cash provided by operating activities	$43,445	$32,270	$1,923	$6	$1,000
Net cash (used in) provided by investing activities	(25,676)	(28,832)	(1,057)	3	(11)
Net cash (used in) provided by financing activities	(23,956)	(2,520)	38,014	—	—
Net increase (decrease) in cash and cash equivalents	$(6,187)	$918	$38,880	$9	$989
_______________________________________________________________________________

(a)
The results for the Successor are not comparable to the Predecessors due to the completion of the Restructuring Transactions on March 8, 2010, particularly related to depreciation, amortization and interest expense.

For the year ended December 31, 2011 and the Successor Period net cash provided by operating activities included the results of Tropicana AC. Cash paid for interest expenses was $19.6 million, $16.3 million and $2.0 million for year ended December 31, 2011, the Successor Period and Predecessor Period, respectively. In the year ended December 31, 2009, TEH's cash paid for interest was $31.9 million. Interest expense for TEH in the Predecessor Period and year ended December 31, 2009 period is related to the DIP Credit Facility which had an interest rate of 13.3% on an outstanding balance of $65.2 million, which was repaid in full on March 8, 2010. In addition, TEH paid approximately $37.5 million in reorganization items as a result of the Chapter 11 Cases during the year ended December 31, 2009.
Net cash used in investing activities in the year ended December 31, 2011 consisted primarily of $34.0 million for capital expenditures offset by proceeds from insurance settlements and the sale of our Vicksburg property. Net cash used in investing activities in the Successor Period consisted primarily of $17.3 million for capital expenditures in addition to $12.0 million for the Tropicana Aruba acquisition. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures in the 2010 Combined period were higher than 2009 Combined period due to capital expenditures at Tropicana AC, which were not included in the 2009 Combined period.
Net cash used in financing activities in the year ended December 31, 2011 consisted primarily of $26.3 million repayments on our Exit Facility. Net cash used in financing activities in the Successor Period consisted primarily of $2.5 million to acquire the noncontrolling interest in Greenville Riverboat, LLC. Other items include amounts related to the repayment of debt and proceeds from the exercise of the Penny Warrants. In TEH's Predecessor Period, net cash provided by financing activities consisted of $120.9 million of net proceeds from the Exit Facility which was used to repay certain indebtedness, including $65.2 million related to the DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay $1.5 million for fees and expenses related to the Exit Facility and for other general corporate purposes.
Exit Facility
On December 29, 2009, we entered into the Exit Facility, which consists of (i) the $130 million Term Loan Facility and (ii) the $20 million Revolving Facility. The Term Loan Facility was funded on the Effective Date and matures on March 8, 2013. The Term Loan Facility requires mandatory principal payments of $1.3 million annually on March 8, 2011 and 2012. In March 2011 we made our scheduled principal payment of $1.3 million and then in December 2011 we made a $25.0 million prepayment on our Exit Facility and recognized a $2.4 million loss on the retirement of that portion of our debt. The Revolving Facility requires no mandatory borrowing or principal payments. Additionally, we issued 1,312,500 Penny Warrants to purchase our common stock at a strike price of $0.01 to participating lenders of the Exit Facility. On the Effective Date, the proceeds of the Term Loan Facility were used to repay certain indebtedness, including the TEH's DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, we are required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all of our existing and future subsidiaries. An entity affiliated with Carl C. Icahn, Chairman of our board of directors, and through Icahn Enterprises, our principal beneficial stockholder, is a lender under the Exit Facility and holds more than 50% of the loans extended under the Exit Facility. In addition, an entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility.
The Exit Facility, as amended in February 2011, contains mandatory prepayment provisions from proceeds received by us and our subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding us and our subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 2.00 to 1.00 (other than (i) for the quarter ended December 31, 2010, which has no requirement and (ii) for each of the quarters in the year ending December 31, 2011, which requires compliance with a ratio of not less than 1.00 to 1.00), and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants are tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against us or any of our subsidiaries, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses, and (vi) our or our subsidiaries' bankruptcy or insolvency. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. After giving effect to the amendment to the Exit Facility that amended the fixed charge coverage ratio to the levels described above, we were in compliance with these covenant requirements at December 31, 2011.
Our interest expense for the year ended December 31, 2011 was $32.4 million which includes $12.8 million of amortization of the related debt discount, Penny Warrants and debt issuance costs. Interest expense for the Successor Period was $26.9 million, which includes $10.5 million of amortization. As a result of entering into the Exit Facility, we experienced an increase in interest expense in 2011 compared to the 2010 Combined period.
As of the date of filing of this Annual Report on Form 10-K, we are in discussions with a group of potential lenders concerning a possible refinancing of our Exit Facility. We cannot assure that we will be able to refinance our Exit Facility on favorable terms, if at all. Consummation of any such refinancing is subject to market and other customary conditions including, among other things, the negotiation and execution of definitive documentation. If we are unable to refinance our Exit Facility, we cannot assure that we will be able to renew or extend the Exit Facility or enter into a new credit facility, or whether any such other financing will be available on acceptable terms, if at all.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations
The following table summarizes our material future contractual obligations as of December 31, 2011 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt (a)	$1,342	$102,489	$—	$—	$103,831
Estimated interest payment on debt (b)	15,653	2,859	—	—	18,512
Operating leases	6,871	12,042	9,758	52,756	81,427
Purchase obligations (c)	6,074	88	—	—	6,162
Total	$29,940	$117,478	$9,758	$52,756	$209,932
_______________________________________________________________________________

(a)	The Exit Facility provides for a stated maturity date of March 8, 2013.

(b)	Estimated interest payment on debt is based on principal amounts outstanding and the interest rate at December 31, 2011 and required principal payments through the maturity of the debt.

(c)	Includes commitments for various contracts, including advertising, maintenance contracts and service agreements.
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
Our annual impairment testing for goodwill is performed at the reporting unit level and each of our casino properties is considered to be a reporting unit. The annual goodwill impairment testing utilizes a two-step process. In the first step, we compare the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with indications provided by the current valuation multiples of comparable publicly traded companies. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds it fair value, then the goodwill of the reporting unit is considered impaired and we proceed to the second step of the goodwill impairment test. In the second step, we determine the implied value of the reporting unit's goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
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
In December 2010, the FASB issued ASU No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." Under GAAP, the evaluation of goodwill impairment is a two-step test. In Step 1, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value. If it does, an entity must perform Step 2 of the goodwill impairment test to determine whether goodwill has been impaired and to calculate the amount of that impairment. The provisions of this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted the provisions of this ASU in preparing the condensed financial statements. The Company had no reporting units with zero or negative carrying amounts or reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. As a result, the adoption of this ASU had no impact on the Company's financial statements.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Interim Chief Executive Officer and President (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of December 31, 2011. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported in the time periods specific in the Securities and Exchange Commission's rules and forms.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for an assessment of the effectiveness of internal control over financial reporting; as such items are defined in Rule 13a-15f under the Exchange Act.
Our internal control over financial reporting is designed to provide reasonable assurance that our financial reporting and preparation of financial statements is reliable and in accordance with generally accepted accounting principles. Our policies and procedures are designed to provide reasonable assurance that transactions are recorded and records maintained in reasonable detail as necessary to accurately and fairly reflect transactions and that all transactions are properly authorized by management in order to prevent or timely detect unauthorized transactions or misappropriation of assets that could have a material effect on our financial statements.
Management is required to base its assessment on the effectiveness of our internal control over financial reporting on a suitable, recognized control framework. Management has utilized the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of internal control over financial reporting, which is a suitable framework as published by the Public Company Accounting Oversight Board (“PCAOB”).
Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2011, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Grant Thornton LLP, our independent registered public accounting firm, has audited and issued their report on Tropicana Entertainment Inc.'s internal control over financial reporting, which appears below.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Tropicana Entertainment Inc. (the “Successor”) and Tropicana Entertainment Holdings, LLC, Columbia Properties Vicksburg, LLC, JMBS Casino, LLC (the “Predecessors”)

We have audited Tropicana Entertainment Inc.'s (the “Company”) internal control over financial reporting as of
December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tropicana Entertainment Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Tropicana Entertainment Inc. as of December 31, 2011 and 2010 (Sucessor) and the related statements of operations, changes in shareholders' equity/members' equity (deficit), and cash flows for the year ended December 31, 2011 (Successor), for the period from March 8, 2010 through December 31, 2010 (Sucessor) and for the period from January 1, 2010 through March 7, 2010 (Predecessors) and our report thereon dated March 7, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Reno, Nevada
March 7, 2012
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2012 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2012 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2012 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2012 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2012 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

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
10.2
Credit Agreement, dated as of December 29, 2009 among Tropicana Entertainment Inc., the lenders party thereto from time to time and Icahn Agency Services LLC, as administrative agent and as collateral agent. (Incorporated by reference to the Company's Post-Effective Amendment No. 1 to Form 10 dated January 25, 2010)

10.2(A)
Amendment No. 1 to Credit Agreement, dated as of February 28, 2011, among Tropicana Entertainment Inc., the lenders party thereto and Icahn Agency Services LLC, as administrative agent and as collateral agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 4, 2011)

10.2(B)
Waiver Letter Agreement, dated as of December 15, 2011, by and among Icahn Enterprises Holdings LP, as a lender, Icahn Agency Services LLC, as administrative agent and collateral agent, and Tropicana Entertainment Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2011)

10.3	Contract of Lease, dated as of August 29, 1982, between Cohn Realty Co. and Jazz Enterprises, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.3(A)	Amendment of Lease, dated as of August 4, 1993, between Cohn Realty Co. and Jazz Enterprises, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.4
Second Amended and Restated Lease Agreement, entered into and made on October 27, 2010, between Greenville Marine Corporation and Lighthouse Point, LLC. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

10.5
Amended and Restated Master Agreement of Purchase and Sale, dated as of October 22, 2003, between the City of Vicksburg and Columbia Properties Vicksburg. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.6
Dockage Agreement, dated as of December 29, 1992, between Greenville Yacht Club and the Cotton Club of Greenville. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.6(A)
First Amendment to Dockage Agreement, dated as of April 2, 1993, between Greenville Yacht Club and the Cotton Club of Greenville. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.6(B)
Second Amendment to Dockage Agreement, dated as of July 27, 1995, between Greenville Yacht Club and the Cotton Club of Greenville. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.6(C)
Third Amendment to Dockage Agreement, dated as of December 22, 1997, between Greenville Yacht Club and Alpha Gulf Coast, Inc., d/b/a Bayou Caddy's Jubilee Casino. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.6(D)
Assignment of Yacht Club Dockage Agreement and License Agreement, dated as of December 17, 1997, between Greenville Casino Partners, LP and Alpha Gulf Coast, Inc., d/b/a Bayou Caddy's Jubilee Casino. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.6(E)
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
Fourth Amendment to Lease Agreement dated March 2, 2010 by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC, and New Tropicana OpCo, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

10.9(I)
Fifth Amendment to Lease Agreement dated September 1, 2011 by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC, and New Tropicana OpCo, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.10
Sublease Agreement dated November 24, 2008 by and between Holland & Hart, LLP, and Tropicana Entertainment, LLC (3930 Howard Hughes Pkwy, 4th Floor, Las Vegas Nevada 89169, corporate office space. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.10(A)
First Amendment to Sublease Agreement dated December 18, 2008 by and between Holland & Hart, LLP, and Tropicana Entertainment, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.11
Principles of Cooperation for the period covering June 20, 2005 through June 19, 2011 by and between the Seafarers Entertainment and Allied Trades Union and Catfish Queen Partnership in Commendam, d/b/a Argosy Casino of Baton Rouge, and Centroplex Convention Centre Hotel, L.L.C. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.12
Memorandum of Understanding for the period covering July 1, 2006 through June 30, 2011 by and between Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68 and IATSE, Local Union 917 (Entertainment) (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.13
Agreement for the period covering October 1, 2005 through September 30, 2008 and from year to year thereafter by and between Tropicana Casino And Resort and Teamsters Local 331 International Brotherhood of Teamsters, AFL-CIO. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.14
Memorandum of Understanding for the period covering July 1, 2006 through June 30, 2011 by and between Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68 and IATSE, Local Union 917 (Local 68—Operating Engineers—Entertainment Unit and Local 917 IATSE). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.15
Agreement remaining in effect until September 14, 2009 and from year to year thereafter by and between Adamar of New Jersey, Inc., d/b/a Tropicana Casino and Resort and Unite Here Local 54. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.16
Memorandum of Understanding for the period covering May 1, 2006 through April 30, 2011 by and between Marina Associates; Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Resort's International Holdings, L.L.C., f/a Atlantic City Hilton; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68; NJ Regional Council of Carpenters, Local Union 623 and Painters & Allied Trades District Council 711 (Union Agreement—Local 711—Painters). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.17
Memorandum of Understanding for the period covering May 1, 2006 through April 30, 2011 by and between Marina Associates; Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Resort's International Holdings, L.L.C., f/a Atlantic City Hilton; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68; NJ Regional Council of Carpenters, Local Union 623 and Painters & Allied Trades District Council 711 (Union Agreement—Local 623—Carpenters). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.18
Memorandum of Understanding for the period covering May 1, 2006 through April 30, 2011 by and between Marina Associates; Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Resort's International Holdings, L.L.C., f/a Atlantic City Hilton; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68; NJ Regional Council of Carpenters, Local Union 623 and Painters & Allied Trades District Council 711 (Union Agreement—Local 68—Operating Engineers). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.19
Collective Bargaining Agreement between International Union of Operating Engineers Local 68-68A-68B, AFL-CIO and Tropicana Casino and Resort for the period covering May 1, 2006 through April 30, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.20
Agreement for the period covering July 1, 2001 and continuing until June 30, 2006 and from year to year thereafter by and between Tropicana Casino & Entertainment Resort and International Union of Operating Engineers Local 66-68A-68B affiliated with the AFL-CIO, and International Alliance of Theatrical Stage Employees and Motion Picture Machine Operators of the United States of America, Local 917. (IATSE CBA). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.21
Amended and Restated Net Lease Agreement by and between Park Cattle Co. and Desert Palace, Inc. dated January 1, 2000. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.21(A)
Amendment and Reservation of Rights Regarding MontBleu dated April 2, 2008 by and between Park Cattle Co. and Columbia Properties Tahoe, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.21(B)
MontBleu Lease Amendment No. 2 by and between Park Cattle Co. and Columbia Properties Tahoe, LLC, dated June 12, 2009. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.21(C)
MontBleu Lease Amendment No. 3 by and between the Edgewood Companies and Columbia Properties Tahoe, LLC, made effective May 10, 2010. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.22
Purse Enhancement Agreement dated August 13, 2008 by and between New Jersey Sports & Exposition Authority and Adamar of New Jersey, Inc. d/b/a Tropicana Casino and Resort, as a member of the Casino Association of New Jersey. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.23
Lease Agreement dated June 25, 2010 by and between JMBS Casino, LLC and the City of Greenville, Mississippi. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.24
Securities Purchase Agreement, dated as of August 31, 2010, among New Tropicana Opco, Inc., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II L.P. and Icahn Partners Master Fund III L.P. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 2, 2010)

10.25
Agreement and Plan of Merger, dated as of September 10, 2010, among Greenville Riverboat, LLC and Lighthouse Point, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 15, 2010)

10.26
Asset Purchase Agreement, dated as of December 1, 2010, by and among Delta Investments & Development, LLC, as purchaser, and Columbia Properties Vicksburg, LLC, as seller. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 7, 2010)

10.26(A)
Indemnification Agreement, dated as of December 1 2010, by and among Delta Investments & Development, LLC, and Tropicana Entertainment Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 7, 2010)

21.1	List of Subsidiaries*
31.1	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document (filed electronically herewith)***
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)***
101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)***
101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)***

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 7, 2012	TROPICANA ENTERTAINMENT INC.

		By:	/s/ LANCE J. MILLAGE
Name: Lance J. Millage Title: Executive Vice President, Chief Financial Officer and Treasurer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL A. NINIVAGGI	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2012
Daniel A. Ninivaggi

/s/ LANCE J. MILLAGE	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2012
Lance J. Millage

/s/ DANIEL A. CASSELLA	Director	March 7, 2012
Daniel A. Cassella

/s/ HUNTER C. GARY	Director	March 7, 2012
Hunter C. Gary

/s/ JAMES L. NELSON	Director	March 7, 2012
James L. Nelson

/s/ DANIEL H. SCOTT	Director	March 7, 2012
Daniel H. Scott

Report of Independent Registered Public Accounting Firm

Board of Directors
Tropicana Entertainment Inc. (the “Successor”) and Tropicana Entertainment Holdings, LLC, Colombia Properties Vicksburg, LLC, JMBS Casino, LLC (the “Predecessors”) (collectively, the “Company”)

We have audited the accompanying balance sheets of Tropicana Entertainment Inc. as of December 31, 2011 and 2010 (Successor), and the related statements of operations, changes in shareholders' equity/members' equity (deficit), and cash flows for the year ended December 31, 2011 (Successor), for the period from March 8, 2010 through
December 31, 2010 (Successor) and for the period from January 1, 2010 through March 7, 2010 (Predecessors). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tropicana Entertainment Inc. as of December 31, 2011 and 2010 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2011 (Successor), for the period from March 8, 2010 through
December 31, 2010 (Successor) and for the period from January 1, 2010 through March 7, 2010 (Predecessors), in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tropicana Entertainment Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2012 expressed an unqualified opinion.

/s/Grant Thornton LLP

Reno, Nevada
March 7, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Tropicana Entertainment Inc., the successor of Tropicana Entertainment Holdings, LLC
        We have audited the accompanying consolidated statements of operations, changes in members' equity, and cash flows of Tropicana Entertainment Holdings, LLC (the "Company") for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Tropicana Entertainment Holdings, LLC for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
        As discussed in Note 1 to the financial statements, the Company was in bankruptcy and had incurred significant losses from operations during reorganization that raised substantial doubt about its ability to continue as a going concern. The Company's plan of reorganization, as more fully described in Note 3, became effective on March 8, 2010 and required the Company to adopt fresh start reporting, which resulted in changes to the amounts of assets and liabilities as reported prior to the Company's emergence from bankruptcy. The 2009 financial statements do not include any adjustments that resulted from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 31, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Tropicana Entertainment Inc.
        We have audited the accompanying statements of operations, changes in members' equity, and cash flows of Columbia Properties Vicksburg, LLC (the "Company") for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Columbia Properties Vicksburg, LLC for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
        As discussed in Note 1 to the financial statements, the Company was in bankruptcy and had incurred significant losses from operations during reorganization that raised substantial doubt about its ability to continue as a going concern. The Company's plan of reorganization, as more fully described in Note 3, became effective on March 8, 2010 and required the Company to adopt fresh start reporting, which resulted in changes to the amounts of assets and liabilities as reported prior to the Company's emergence from bankruptcy. The 2009 financial statements do not include any adjustments that resulted from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 31, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Tropicana Entertainment Inc.
        We have audited the accompanying statements of operations, changes in members' equity, and cash flows of JMBS Casino, LLC (the "Company") for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of JMBS Casino, LLC for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
        As discussed in Note 1 to the financial statements, the Company was in bankruptcy and had incurred significant losses from operations during reorganization that raised substantial doubt about its ability to continue as a going concern. The Company's plan of reorganization, as more fully described in Note 3, became effective on March 8, 2010 and required the Company to adopt fresh start reporting, which resulted in changes to the amounts of assets and liabilities as reported prior to the Company's emergence from bankruptcy. The 2009 financial statements do not include any adjustments that resulted from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 31, 2010

TROPICANA ENTERTAINMENT INC.
BALANCE SHEETS
(amounts in thousands)

	Successor
	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$149,743	$154,442
Restricted cash	15,612	18,494
Receivables, net	42,858	38,855
Inventories	4,065	4,360
Prepaid expenses and other assets	10,783	11,675
Assets held for sale	—	4,653
Total current assets	223,061	232,479
Property and equipment, net	441,171	448,046
Goodwill	24,928	24,928
Intangible assets, net	76,954	79,739
Investments	34,007	33,271
Other assets, net	21,433	30,429
Total assets	$821,554	$848,892
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,342	$1,339
Liabilities related to assets held for sale	—	1,671
Accounts payable	41,986	44,175
Accrued expenses and other current liabilities	75,241	79,961
Total current liabilities	118,569	127,146
Long-term debt, net—related party	92,745	108,138
Other long-term liabilities	8,198	8,711
Deferred tax liabilities	19,477	19,500
Total liabilities	238,989	263,495
Commitments and contingencies (Note 17)
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at December 31, 2011 and December 31, 2010	263	263
Additional paid-in capital	605,999	605,999
Accumulated deficit	(23,697)	(20,865)
Total shareholders' equity	582,565	585,397
Total liabilities and shareholders' equity	$821,554	$848,892

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERTAINMENT INC.
STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Successor		Predecessors
	Year ended December 31, 2011	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010			Year ended December 31, 2009
				Discontinued Operations			Discontinued Operations
	Tropicana Entertainment Inc.		Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
Revenues:
Casino	$506,547	$446,147	$55,416	$1,189	$3,498	$308,794	$11,188	$15,822
Room	105,516	87,872	7,101	86	45	39,574	895	326
Food and beverage	88,052	74,844	9,306	75	78	56,030	924	388
Other	24,034	22,137	1,559	16	30	12,845	263	192
Gross revenues	724,149	631,000	73,382	1,366	3,651	417,243	13,270	16,728
Less promotional allowances	(100,593)	(91,968)	(8,863)	(95)	(99)	(57,374)	(822)	(1,034)
Net revenues	623,556	539,032	64,519	1,271	3,552	359,869	12,448	15,694
Operating costs and expenses:
Casino	246,180	220,176	22,559	622	1,087	145,488	7,752	6,637
Room	32,087	26,099	2,819	62	24	20,282	926	210
Food and beverage	37,518	32,711	5,373	81	13	30,042	621	21
Other	12,944	12,132	1,081	7	—	5,638	3	—
Marketing, advertising and promotions	33,795	29,881	2,199	78	72	17,851	714	720
General and administrative	123,304	101,606	14,327	673	764	78,826	3,388	3,451
Maintenance and utilities	65,961	54,904	5,628	248	227	20,674	1,317	1,002
Depreciation and amortization	32,373	35,330	6,112	374	432	40,234	2,402	2,372
Impairment charges and other write-downs	5,826	19,162	—	—	—	154,330	2,599	—
Goodwill impairment	—	1,731	—	—	—	—	—	—
Total operating costs and expenses	589,988	533,732	60,098	2,145	2,619	513,365	19,722	14,413
Operating income (loss)	33,568	5,300	4,421	(874)	933	(153,496)	(7,274)	1,281
Other income (expense):
Interest expense	(32,401)	(26,886)	(2,005)	—	(2)	(13,960)	—	—
Interest income	878	881	11	40	103	—	241	438
Loss on debt retirement	(2,385)	—	—	—	—	—	—	—
Loss related to guarantee of affiliate debt	—	—	—	—	—	—	(8,010)	(8,010)
Total other income (expense)	(33,908)	(26,005)	(1,994)	40	101	(13,960)	(7,769)	(7,572)
Income (loss) from continuing operations before reorganization items and income taxes	(340)	(20,705)	2,427	(834)	1,034	(167,456)	(15,043)	(6,291)
Reorganization items, net	—	—	2,093,098	2,288,185	2,266,609	(26,997)	(54)	(31)
Income (loss) from continuing operations before income taxes	(340)	(20,705)	2,095,525	2,287,351	2,267,643	(194,453)	(15,097)	(6,322)
Income tax benefit (expense)	(2,650)	3,176	26,654	—	—	5,146	—	—
Income (loss) from continuing operations, including noncontrolling interest	(2,990)	(17,529)	2,122,179	2,287,351	2,267,643	(189,307)	(15,097)	(6,322)
Income (loss) from discontinued operations, net	158	(3,456)	—	—	—	(40,955)	—	—
Net income (loss), including noncontrolling interest	(2,832)	(20,985)	2,122,179	2,287,351	2,267,643	(230,262)	(15,097)	(6,322)
Less net (income) loss attributable to noncontrolling interests	—	120	845	—	—	(4,193)	—	—
Net income (loss)	$(2,832)	$(20,865)	$2,123,024	$2,287,351	$2,267,643	$(234,455)	$(15,097)	$(6,322)
Net income (loss) attributable to Tropicana Entertainment Inc.:
Income (loss) from continuing operations	$(2,990)	$(17,409)
Income (loss) from discontinued operations, net	158	(3,456)
Net income (loss)	$(2,832)	$(20,865)
Basic and diluted loss per common share attributable to Tropicana Entertainment Inc.:
Income (loss) from continuing operations	$(0.11)	$(0.66)
Income (loss) from discontinued operations, net	—	(0.13)
Net income (loss)	$(0.11)	$(0.79)
Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERTAINMENT INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/MEMBERS' EQUITY (DEFICIT)
(amounts in thousands)

	Successor						Predecessors
										Discontinued Operations

							Tropicana Entertainment Holdings, LLC			Columbia Properties Vicksburg, LLC	JMBS Casino, LLC

	Tropicana Entertainment Inc.
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Members' Equity (Deficit)	Noncontrolling Interest	Total Members' Equity (Deficit)	Members' Equity (Deficit)	Members' Equity (Deficit)
Balances, December 31, 2008 (Predecessors)	$—	$—	$—	$—	$—	$—	$(1,607,580)	$13,903	$(1,593,677)	$(2,268,149)	$(2,251,886)
Net income (loss)	—	—	—	—	—	—	(234,455)	4,193	(230,262)	(15,097)	(6,322)
Balances, December 31, 2009 (Predecessors)	—	—	—	—	—	—	(1,842,035)	18,096	(1,823,939)	(2,283,246)	(2,258,208)
Net income (loss)	—	—	—	—	—	—	2,123,024	(845)	2,122,179	2,287,351	2,267,643
Balances, March 7, 2010 (Predecessors)	—	—	—	—	—	—	280,989	17,251	298,240	4,105	9,435
Elimination of Predecessors equity	—	—	—	—	—	—	(280,989)	(17,251)	(298,240)	(4,105)	(9,435)
Issuance of 12,098,053 shares of common stock and 3,750,000 Ordinary Warrants upon emergence from Chapter 11	121	305,883	—	306,004	1,288	307,292	—	—	—	—	—
Issuance of 1,312,500 Penny Warrants in connection with Exit Facility	—	19,464	—	19,464	—	19,464	—	—	—	—	—
Balances, March 7, 2010 (Successor)	121	325,347	—	325,468	1,288	326,756	—	—	—	—	—
Issuance of 12,901,947 shares of common stock in connection with Tropicana AC acquisition	129	281,999	—	282,128	—	282,128	—	—	—	—	—
Issuance of 1,312,500 shares of common stock for Penny Warrants exercised	13	—	—	13	—	13	—	—	—	—	—
Acquisition of noncontrolling interest	—	(1,347)	—	(1,347)	(1,168)	(2,515)	—	—	—	—	—
Net loss	—	—	(20,865)	(20,865)	(120)	(20,985)	—	—	—	—	—
Balances, December 31, 2010 (Successor)	263	605,999	(20,865)	585,397	—	585,397	—	—	—	—	—
Net loss	—	—	(2,832)	(2,832)	—	(2,832)	—	—	—	—	—
Balances, December 31, 2011 (Successor)	$263	$605,999	$(23,697)	$582,565	$—	$582,565	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERTAINMENT INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessors
	Year ended December 31, 2011	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010			Year ended December 31, 2009
				Discontinued Operations			Discontinued Operations
	Tropicana Entertainment Inc.		Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC	Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
Cash flows from operating activities:
Net income (loss), including noncontrolling interest	$(2,832)	$(20,985)	$2,122,179	$2,287,351	$2,267,643	$(230,262)	$(15,097)	$(6,322)
Adjustments to reconcile net income (loss), including noncontrolling interest, to net cash provided by (used in) operating activities
Non-cash reorganization items and fresh-start reporting adjustments	—	—	(2,098,064)	(2,288,191)	(2,266,614)	—	—	—
Gain from disposal of discontinued operations, net	(1,007)	—	—	—	—	(255,198)	—	—
Loss on debt retirement	2,385	—	—	—	—	—	—	—
Depreciation and amortization (including discontinued operations)	32,373	35,891	6,112	374	432	43,327	2,402	2,372
Amortization of debt discount and debt issuance costs	12,765	10,542	137	—	—	3,970	—	—
Impairment charges and other write-downs (including discontinued operations)	5,826	20,212	—	—	—	582,278	2,599	—
Goodwill impairment	—	1,731	—	—	—	—	—	—
Deferred income tax benefit from discontinued operations	—	—	—	—	—	(145,241)	—	—
Deferred income tax	(23)	(7,159)	(30,838)	—	—	(488)	—	—
Loss related to guarantee of affiliate debt	—	—	—	—	—	—	8,010	8,010
Changes in current assets and current liabilities:
Receivables, net	(3,981)	(6,867)	2,942	8	(79)	2,500	(11)	24
Inventories, prepaids and other assets	1,256	2,030	1,698	34	47	3,089	126	106
Accrued interest	—	(1)	(239)	—	—	(9,820)	—	—
Accounts payable, accrued expenses and other liabilities	(9,720)	5,243	(1,994)	(479)	(432)	(14,060)	(835)	(133)
Due from affiliates	—	—	(672)	934	3	(1,694)	1,828	(672)
Other	6,403	(8,367)	662	(25)	—	(5,984)	(152)	—
Net cash provided by (used in) operating activities before reorganization items	43,445	32,270	1,923	6	1,000	(27,583)	(1,130)	3,385
Liabilities subject to compromise	—	—	—	—	—	—	(267)	(115)
Net cash provided by (used in) operating activities	43,445	32,270	1,923	6	1,000	(27,583)	(1,397)	3,270
Cash flows from investing activities:
Additions of property and equipment	(34,040)	(17,316)	(1,057)	—	(11)	(10,871)	(534)	(248)
Insurance proceeds	2,500	—	—	—	—	—	—	—
Proceeds from sale of discontinued operations	2,731	—	—	—	—	—	—	—
Tropicana Aruba acquisition, net of $71 cash acquired	—	(11,958)	—	—	—	—	—	—
Other	3,133	442	—	3	—	233	—	—
Net cash provided by (used in) investing activities	(25,676)	(28,832)	(1,057)	3	(11)	(10,638)	(534)	(248)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	120,900	—	—	8,010	—	—
Payment on early retirement of debt	(500)	—	—	—	—	—	—	—
Payments on debt	(26,338)	(400)	(65,311)	—	—	(1,420)	—	—
Restricted cash	2,882	382	(16,075)	—	—	2,882	—	—
Acquisition of noncontrolling interest	—	(2,515)	—	—	—	—	—	—
Payment of financing costs	—	—	(1,500)	—	—	(9,399)	—	—
Proceeds from exercise of Penny Warrants	—	13	—	—	—	—	—	—
Receivable from affiliate	—	—	—	—	—	2,500	—	(2,500)
Net cash provided by (used in) financing activities	(23,956)	(2,520)	38,014	—	—	2,573	—	(2,500)
Net increase (decrease) in cash and cash equivalents	(6,187)	918	38,880	9	989	(35,648)	(1,931)	522
Increase in cash and cash equivalents related to Tropicana AC acquisition	—	58,014	—	—	—	—	—	—
(Increase) decrease in cash and cash equivalents related to assets held for sale	1,488	(1,488)	—	—	—	9,683	—	—
Cash and cash equivalents, beginning of period	154,442	96,998	50,904	2,372	3,844	76,869	4,303	3,322
Cash and cash equivalents, end of period	$149,743	$154,442	$89,784	$2,381	$4,833	$50,904	$2,372	$3,844
Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$19,637	$16,345	$1,964	$—	$5	$31,876	$—	$—
Cash paid for reorganization items	—	—	3,916	6	7	37,489	54	31
Cash received related to reorganization items	—	—	1	—	—	146	—	—
Cash paid for income taxes	2,665	1,644	—	—	—	952	—	—
Supplemental disclosure of non-cash items:
Common stock and Ordinary Warrants issued in exchange for discharge of liabilities subject to compromise	—	—	307,292	—	—	—	—	—
Common stock issued in connection with acquisition of Tropicana AC	—	282,128	—	—	—	—	—	—
Property and equipment financed by debt	—	—	—	—	—	1,200	—	—
Debt assumed by Tropicana LV	—	—	—	—	—	320	—	—

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BACKGROUND
Organization
Tropicana Entertainment Inc. (the "Company," "TEI," "we," "us," or "our"), a Delaware corporation, is an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. The Company's United States properties include three casinos in Nevada, two casinos in Mississippi, and one casino in each of Indiana, Louisiana and New Jersey. The Company views each property as an operating segment which we aggregate by region in order to present its reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The current operations of the Company, by region, include the following:

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
Background
The Company was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Company also acquired CP Vicksburg, LLC, JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("Realty", collectively with CP Vicksburg and JMBS Casino, the "Affiliate Guarantors"), all of whom were part of the same plan of reorganization (the "Plan") as TEH (collectively, the "Predecessors"). In addition, the Company acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, pursuant to an amended and restated asset purchase agreement, including Tropicana AC.
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
Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company acquired the Predecessors in exchange for (i) the issuance of 12,098,053 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), and warrants to purchase an additional 3,750,000 shares of Common Stock (the "Ordinary Warrants") in accordance with the Plan and (ii) the entering into new debt in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of the Company's Common Stock at $0.01 per share (the "Penny Warrants"). As a result of the reorganization the Company also applied fresh-start reporting. Additionally, on the Effective Date, certain subsidiaries of the Company acquired Tropicana AC, and the lenders under the TEH Senior Secured Credit Facility ("Credit Facility") each received their pro rata share of 12,901,947 shares of the Company's Common Stock in exchange for their credit bid of $200.0 million (the "Credit Bid"). As a result, on the Effective Date, Carl C. Icahn, Chairman of the Company's Board of Directors, became the beneficial owner of approximately 47.5% of the Company's common stock. Since March 8, 2010, Mr. Icahn has increased his beneficial ownership to approximately 65.1% of the Company's Common Stock.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

On August 31, 2010, the Company through a subsidiary, purchased Tropicana Entertainment Cayman Holdings Co. Ltd., formerly known as Icahn Fund Sub 1D Ltd. ("Cayman Company"), for a total purchase price of $12.0 million, of which approximately $10.3 million was allocated to intangible assets relating to a favorable land lease arrangement. Cayman Company was an entity controlled by Carl C. Icahn. The Company indirectly acquired Cayman Company's wholly owned subsidiary Abura Development Corp. VBA, a limited liability company created and existing under the laws of Aruba, Netherlands Antilles, which owns The Aruban Resort & Casino at Eagle Beach, an approximately 360-unit timeshare casino resort in Aruba, including the unsold fractional timeshares attached to such property, a temporary casino opened in December 2011, and an unfinished permanent casino structure. The Company renamed the property Tropicana Aruba Resort & Casino. In accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805"), the purchase price was allocated to the fair values of the assets acquired and liabilities assumed which were determined by the Company's management after input from an independent third party valuation expert.
On October 28, 2010, immediately following Mississippi Gaming Commission approval, the Company elected to effect a merger which resulted in the purchase of the minority interests in Greenville Riverboat, LLC, the Company's subsidiary that owns Lighthouse Point. The minority owner received $2.5 million in January 2011, and exercised its appraisal rights requesting an additional $3.2 million as payment for its minority interest. The minority owner also asserted certain cross claims against Lighthouse Point in the appraisal proceedings for additional distributions. The Company believes that the cross claims are without merit and intends to vigorously defend the same, and also has contested any additional payment for the minority interest. There can be no assurance that the Company will succeed in this proceeding, and the Company could be required to make additional payments.
On December 1, 2010, the Company, through CP Vicksburg, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Delta Investments & Development, LLC ("Delta") pursuant to which it agreed to sell substantially all of the assets associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash and the assumption by Delta of certain liabilities associated with Horizon Vicksburg. The transaction closed in March 2011, resulting in a gain of $1.0 million, which is included in the income from discontinued operations in the accompanying statements of operations for the year ended December 31, 2011.
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
As discussed in Note 1, on December 1, 2010, the Company entered into an agreement to sell substantially all of the assets of Horizon Vicksburg and as a result its operations are presented as discontinued operations in the accompanying statements of operations for the Successor Period while the assets and liabilities are presented as held for sale in the accompanying balance sheet as of December 31, 2010. Additionally, the Company is required to report the historical results of the Predecessors in its financial statements and have accordingly presented CP Vicksburg, one of its Predecessors and the owner and operator of Horizon Vicksburg, noting it as discontinued operations throughout its financial statements and notes thereto.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

of operations. Cash received and payments for reorganization items are disclosed separately in the accompanying statements of cash flows.
Principles of Consolidation
The accompanying financial statements include the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Noncontrolling interest in the financial statements of the Company represents the noncontrolling equity ownership of Greenville Riverboat prior to October 28, 2010, the date the Merger was consummated, for the Successor Period. The noncontrolling interest of Greenville Riverboat prior to October 28, 2010 was allocated in accordance with the terms of the Greenville Riverboat operating agreement which was based upon an assumed liquidation of Lighthouse Point.
The accompanying financial statements for TEH include TEH, its majority-owned subsidiaries and Realty. Noncontrolling interest in the financial statements of TEH represents the noncontrolling equity interest ownership of Greenville Riverboat and Realty for the Predecessor Period and the year ended December, 31, 2009. The noncontrolling equity ownership of Realty represents 100% of the earnings of Realty prior to the Effective Date. In accordance with accounting guidance related to the consolidation of variable interest entities, the consolidated financial statements of TEH included Realty, a variable interest entity of which TEH was the primary beneficiary and was required to be consolidated. Upon the Effective Date, Realty became a subsidiary of the Company. In addition, Greenville Riverboat was not a debtor in the Predecessors Chapter 11 Cases as it did not guarantee TEH's pre-petition debt.
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in the Company's financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the impairment of long-lived assets, intangible assets, CRDA investments, enterprise value allocations made in connection with fresh-start reporting, fair values of acquired assets and liabilities, self-insured liability reserves, customer loyalty program reserves, contingencies, litigation, claims, assessments and loss contingencies. Actual results could differ from these estimates.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Restricted Cash
Restricted cash at December 31, 2011 and 2010 consisted primarily of funds invested in approved money market funds. These funds were restricted by the Bankruptcy Court in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Cases.
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
The Company must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. In contrast to normal repair and maintenance costs that are expensed when incurred, items the Company classifies as maintenance capital are expenditures necessary to keep its existing properties at their current levels and are typically replacement items due to the normal wear and tear of its properties and equipment as a result of use and age. The Company's depreciation expense is highly dependent on the assumptions it makes about its assets' estimated useful lives. The Company determines the estimated useful lives based on its experience with similar assets, engineering studies and its estimate of the usage of the asset. Whenever events or circumstances occur that change the estimated useful life of an asset, the Company accounts for the change prospectively.
Long-Lived Assets
The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with accounting guidance related to impairment or disposal of long-lived assets. For assets to be held for sale, the Company recognizes the asset to be sold at the lower of carrying value or fair value less costs to sell. Fair value for assets held for sale is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For long-lived assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated undiscounted future cash flows of the asset to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows are less than the carrying value, then impairment is measured based on estimated fair value compared to carrying value, with fair value typically based on a discounted cash flow model.
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

combinations. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year and in certain situations between those annual dates.
The Company's annual impairment testing for goodwill is performed at the reporting unit level and each of its casino properties is considered to be a reporting unit. The annual goodwill impairment testing utilizes a two step process. In the first step, the Company compares the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with indications provided by the current valuation multiples of comparable publicly traded companies. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds it fair value, then the goodwill of the reporting unit is considered impaired and the Company proceeds to the second step of the goodwill impairment test. In the second step, we determine the implied value of the reporting unit's goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
The Company's indefinite-lived intangible assets which includes its "Tropicana" trade name and certain gaming licenses are not subject to amortization but are tested for impairment annually. The annual impairment test for the Company's indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of the Company's trade name is estimated using the relief from royalty method of the income approach which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee, and a discount rate. The fair value of the Company's gaming licenses is estimated using the Greenfield method of the discounted cash flow approach which is the function of the cost to build a new casino operation, the build out period, projected cash flows attributed to the casino once operational, and a discount rate.
The Company's definite life intangible assets include customer lists and favorable lease arrangements. Intangible assets with a definite life are amortized over their useful life, which is the period over which the Company expects the asset to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.
Inherent in the reviews of the carrying amounts of goodwill and intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company's estimates. If the Company's ongoing estimates of future cash flows are not met, additional impairment charges may be recorded in future accounting periods. Estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where the Company conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Company's properties.
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
Debt Issuance Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective interest method, and are included in other assets, net, on the Company's balance sheets.
Self-Insurance Reserves
The Company is self-insured up to certain stop loss amounts for employee health coverage, workers' compensation and

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as provided by a third party. In estimating these accruals, historical loss experience is considered and judgments are made about the expected levels of costs per claim. The Company believes its estimates of future liability are reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimates for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points. At December 31, 2011 and 2010, the Company had total self-insurance accruals of $10.7 million and $9.6 million, respectively, reflected in its balance sheets, including amounts classified as liabilities related to assets held for sale (Note 21).
Fair Value of Financial Instruments
The carrying value of the Company's cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The carrying values of investments, which include deposits and bonds, approximate fair value as items are presented net of a valuation allowance and in the case of the bonds, net of an unamortized discount.
The fair value of the Company's long-term debt is based on the quoted market prices for similar issues. The estimated fair value of the Company's long-term debt as of December 31, 2011 is approximately $105.8 million.
Customer Loyalty Program
The Company provides certain customer loyalty programs (the "Programs") at its casinos, which allow customers to redeem points earned from their gaming activity for cash, food, beverage, rooms or merchandise. Under the Programs, customers are able to accumulate points that may be redeemed in the future, subject to certain limitations and the terms of the Programs. The Company records a liability for the estimated cost of the outstanding points under the Programs that it believes will ultimately be redeemed. The estimated cost of the outstanding points under the Programs is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, the Company accrues this cost (after consideration of estimated redemption rates) as they are earned, which is included in promotional allowances. For points that may only be redeemed for goods or services but cannot be redeemed for cash, the Company estimates the cost and accrues for this expense as the points are earned from gaming play, which is recorded as casino operating costs and expenses. At December 31, 2011 and 2010, the Company had $4.5 million and $6.5 million accrued for the estimated cost of anticipated redemptions under the Programs, including amounts classified as liabilities related to assets held for sale (Note 21).
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

	Successor		Predecessors
	Year ended December 31, 2011	Period March 8, 2010 through December 31, 2010	Period January 1, 2010 through March 7, 2010			Year ended December 31, 2009
				Discontinued Operations			Discontinued Operations
	TEI	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Room	$21,801	$20,080	$1,340	$22	$24	$11,065	$182	$62
Food and beverage	42,998	37,337	3,004	122	92	22,127	1,310	476
Other	5,416	4,035	162	5	—	703	6	—
Total	$70,215	$61,452	$4,506	$149	$116	$33,895	$1,498	$538

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Gaming Taxes
The Company is subject to taxes based on gross gaming revenues, the number of gaming devices and/or the number of admissions in the jurisdictions in which the Company operates, subject to applicable jurisdictional adjustments. These gaming taxes are included in casino operating costs and expenses on the Company's statements of operations. Gaming taxes included in continuing operations totaled $75.8 million and $66.7 million for the year ended December 31, 2011 and the Successor Period. Gaming taxes included in continuing operations for TEH totaled $9.4 million and $52.7 million for the Predecessor Period and the year ended December 31, 2009, respectively. Gaming taxes for CP Vicksburg totaled $0.1 million and $1.3 million for the Predecessor Period and the year ended December 31, 2009, respectively. Gaming taxes for JMBS Casino totaled $0.4 million and $1.9 million for the Predecessor Period and the year ended December 31, 2009, respectively.
Advertising
The Company expenses advertising costs as incurred or the first time the advertising takes place. Advertising expense, included in continuing operations, which is generally included in marketing, advertising and promotions on the Company's statements of operations, was $9.5 million and $8.3 million for the year ended December 31, 2011 and the Successor Period. Advertising expense for TEH was $0.8 million and $5.2 million for the Predecessor Period and the year ended December 31, 2009, respectively. Advertising expense for CP Vicksburg was $40,000 and $0.5 million for the Predecessor Period and the year ended December 31, 2009, respectively. Advertising expense for JMBS Casino was $31,000 and $0.2 million for the Predecessor Period and the year ended December 31, 2009, respectively.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company's financial condition, results of operations or cash flows.
In December 2010, the FASB issued ASU No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." Under GAAP, the evaluation of goodwill impairment is a two-step test. In Step 1, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value. If it does, an entity must perform Step 2 of the goodwill impairment test to determine whether goodwill has been impaired and to calculate the amount of that impairment. The provisions of this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted the provisions of this ASU in preparing the condensed financial statements. The Company had no reporting units with zero or negative carrying amounts or reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. As a result, the adoption of this ASU had no impact on the Company's financial statements.
A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, that the implementation of such proposed standards would have on its financial statements.
Reclassifications
Upon the Effective Date and as a result of the adoption of fresh-start reporting, the Company changed the classification of certain promotional expense items on its statement of operations and, as a result, it reclassified prior period amounts for TEH to conform to the current year presentation. The Company reclassified on its statements of operations $6.3 million from marketing, advertising and promotions expense to promotional allowances for the year ended December 31, 2009 which reduced previously reported net revenues and net operating costs and expenses. In addition, the Company reclassified certain items in the Successor Period to conform to the current year presentation, including a $41.7 million reclassification in free play from promotional allowances to casino revenue, which reduced previously reported casino revenues and promotional allowances, a $23.0 million reclassification from marketing, advertising and promotions to various other department expense lines and a $12.8 million reclassification from accounts payable to accrued expenses and other. These reclassification were a result of converting Tropicana AC's chart of accounts to the Company's standardized chart of accounts and had no effect on the previously reported operating loss or net loss.
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
The Plan also provided for, among other things:

•	the termination of $1.3 billion of indebtedness under the Credit Facility;

•	the cancellation of $960 million of 95/8% Senior Subordinated Notes (the "Notes");

•	the cancellation of approximately $165.5 million of other pre-petition indebtedness;

•	payment in full of the DIP Credit Facility in the amount of $65.2 million and related interest;

•	reinstatement, payment in full, or satisfaction in full by return of collateral of all Allowed Claims (as defined in the Plan) in the amount of $21.5 million; and

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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The implementation of the Plan and the effects of the consummation of the transactions contemplated therein, which included the settlement of various liabilities, repayment of Predecessors' indebtedness, elimination of affiliate activity amongst the Predecessors, incurrence of new indebtedness and the adoption of fresh-start reporting in the Company's balance sheet are as follows (in thousands):

	Predecessors							Successor
	March 7, 2010							March 8, 2010
		Discontinued Operations

	TEH	CP Vicksburg	JMBS Casino	Effects of the Plan(a)		Fresh Start Adjustments(i)		TEI
ASSETS
Current assets:
Cash and cash equivalents	$51,950	$2,381	$4,833	$37,841	(b)	$(7)		$96,998
Restricted cash	2,801	—	—	16,075	(b)	—		18,876
Receivables, net	14,441	23	101	(2,869)	(c)	5,322	(m)	17,018
Due from affiliates	6,436	121	629	(6,771)	(d)	—		415
Inventories	1,533	37	30	—		—		1,600
Prepaid expenses and other assets	7,534	173	155	—		—		7,862
Total current assets	84,695	2,735	5,748	44,276		5,315		142,769
Property and equipment, net	418,622	10,183	15,808	—		(163,664)	(j)	280,949
Beneficial interest in Trust	200,000	—	—	(200,000)	(g)	—		—
Goodwill	16,802	590	8,432	—		835	(k)	26,659
Intangible assets, net	73,806	318	20	—		9,599	(l)	83,743
Receivable from affiliate	—	9,838	11,076	(20,914)	(d)	—		—
Reserve related to receivable from affiliate	—	(7,478)	(5,451)	12,929	(d)	—		—
Other assets, net	19,495	157	87	1,500	(b)	(91)		21,148
Total assets	$813,420	$16,343	$35,720	$(162,209)		$(148,006)		$555,268
LIABILITIES AND MEMBERS' DEFICIT/SHAREHOLDERS' EQUITY
Current liabilities not subject to compromise:
Current portion of debt	$65,588	$—	$—	$(63,919)	(b)	$—		$1,669
Accounts payable	16,643	282	81	(750)		2		16,258
Due to affiliates	2,203	3,557	921	(6,681)	(d)	—		—
Accrued expenses and other current liabilities	37,985	1,961	1,215	18,148		14,191	(m)	73,500
Note payable to affiliate guarantors	7,000	—	—	(7,000)	(d)	—		—
Total current liabilities not subject to compromise	129,419	5,800	2,217	(60,202)		14,193		91,427
Long-term debt, excluding current portion	—	—	—	100,136	(b)	—		100,136
Other long-term liabilities	32,041	1,925	—	—		(23,676)	(m)	10,290
Deferred tax liabilities	29,955	—	—	(29,955)	(c)	26,659	(m)	26,659
Total liabilities not subject to compromise	191,415	7,725	2,217	9,979		17,176		228,512
Liabilities subject to compromise	2,449,797	3,455	1,434	(2,454,686)	(e)	—		—
Liabilities subject to compromise—guarantee of affiliate debt	—	2,289,249	2,289,249	(4,578,498)	(f)	—		—
Total liabilities	2,641,212	2,300,429	2,292,900	(7,023,205)		17,176		228,512
Members' Deficit/Shareholders' Equity:
Members' deficit	(1,846,786)	(2,284,086)	(2,257,180)	6,637,282	(g)	(249,230)	(n)	—
Successor common stock	—	—	—	121	(g)	—		121
Successor additional paid-in capital	—	—	—	241,604	(g)	83,743	(o)	325,347
Noncontrolling interest	18,994	—	—	(18,011)	(h)	305	(p)	1,288
Total members' deficit/shareholders' equity	(1,827,792)	(2,284,086)	(2,257,180)	6,860,996		(165,182)		326,756
Total liabilities and members' deficit/shareholders' equity	$813,420	$16,343	$35,720	$(162,209)		$(148,006)		$555,268
___________________________________________________________________________
(a)—Represents amounts recorded as of the Effective Date for the consummation of the Plan, including the settlement of

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

liabilities subject to compromise, elimination of affiliate activity amongst the Predecessors, the satisfaction of the DIP Credit Facility, the issuance of new indebtedness and related cash payments, the issuance of Common Stock and warrants to purchase Common Stock.
(b)—Reflects the sources and uses of the $130.0 million Term Loan Facility (in thousands):

Sources		Uses
Term Loan Facility	$130,000	Cash	$37,841
Term Loan Facility discount	(9,100)	Restricted cash (ii)	16,075
		Repayment of DIP Credit Facility	65,219
		Payment of DIP Credit Facility interest	265
		Revolver fees (iii)	1,500
Total Sources(i)	$120,900	Total Uses	$120,900
_______________________________________________________________________________

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
_______________________________________________________________________________

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
NOTES TO FINANCIAL STATEMENTS (Continued)

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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Liabilities Subject to Compromise—Guarantee of Affiliate Debt
The New Jersey License Denial (Note 8) caused an immediate default under the Credit Facility and the subsequent transfer of assets of Tropicana AC to the Trustee (Note 8) caused a default under the Notes of which CP Vicksburg and JMBS Casino were Affiliate Guarantors. As a result of the Chapter 11 Cases, both CP Vicksburg and JMBS Casino recorded a loss during the year ended December 31, 2009 of $8.0 million, which is included in the accompanying statements of operations related to the guarantee of the Notes and Credit Facility with a corresponding $2.3 billion liability subject to compromise related to the guarantee of affiliate debt included as of December 31, 2009.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Reorganization Items
Reorganization items, excluding amounts included in discontinued operations for the Company and TEH, represent amounts incurred as a direct result of the Chapter 11 Cases and were comprised of the following (in thousands):

	Predecessors
	Period January 1, 2010 through March 7, 2010			Year ended December 31, 2009
		Discontinued Operations			Discontinued Operations
	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Discharge of liabilities subject to compromise	$2,454,648	$2,293,780	$2,285,349	$—	$—	$—
Elimination of Beneficial interest in Trust	(200,000)	—	—	—	—	—
Revaluation of assets and liabilities	(140,703)	(5,662)	(18,817)	—	—	—
Elimination and revaluation of minority interest	15,963	—	—	—	—	—
Liabilities reinstated	(21,466)	(3)	(2)	—	—	—
Issuance of Ordinary Warrants	(11,475)	—	—	—	—	—
Other	1,097	76	84	—	—	—
Non-cash reorganization items, net	2,098,064	2,288,191	2,266,614	—	—	—
Professional fees	(4,382)	—	—	(26,364)	—	—
Write-off debt issuance costs	—	—	—	—	—	—
Interest income	1	—	—	69	—	—
Other	(585)	(6)	(5)	(702)	(54)	(31)
Total reorganization items, net	$2,093,098	$2,288,185	$2,266,609	$(26,997)	$(54)	$(31)
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
NOTE 4—ACQUISITION OF TROPICANA AC
On March 8, 2010 (the "Acquisition Date"), as further discussed in Note 1, the Company acquired certain assets of Adamar, including Tropicana AC, from the lenders who made the Credit Bid to acquire those assets from the Trustee (Note 8). The lenders transferred those assets to the Company in exchange for the issuance of shares of the Company's common stock. In accordance with ASC 805, the consideration transferred to acquire Tropicana AC was measured at the fair value of the assets acquired and the liabilities assumed as of Acquisition Date. The fair values of the net assets acquired were determined by the Company's management after input from an independent third party valuation expert.
During the finalization of the purchase price allocation the Company eliminated the original deferred income taxes and goodwill which were recorded on the Acquisition Date. The Company's allocation of the fair value of assets and liabilities of Tropicana AC is as follows (in thousands):

March 8, 2010
Cash and cash equivalents	$58,014
Other current assets	23,386
Property and equipment	189,451
Intangible assets	6,600
Investments	30,952
Other noncurrent assets	3,639
Current portion of long-term debt	(37)
Accounts payable	(19,042)
Accrued expenses and other current liabilities	(10,671)
Long-term debt, net of current portion	(164)
Total purchase price	$282,128

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
NOTE 5—PRO FORMA RESULTS (UNAUDITED)
The following pro forma results of operations assume that the Restructuring Transactions, including the acquisition of the Predecessors and Tropicana AC, occurred at the beginning of the respective periods (in thousands, except per share data):

	Year ended December 31,
	2010	2009
Net revenues	$661,715	$715,985
Operating income (loss)	12,781	(153,148)
Net loss from continuing operations attributable to TEI	(15,830)	(191,008)
Basic and diluted loss from continuing operations per common share attributable to TEI	$(0.60)	$(7.26)

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Restructuring Transactions had actually occurred on those dates, nor of the results that may be reported in the future.
NOTE 6—RECEIVABLES
Receivables, net consist of the following (in thousands):

	Successor
	TEI
	December 31,
	2011	2010
Casino	$26,064	$21,903
Hotel	5,179	6,009
Predecessors' administrative tax claim	14,314	14,314
Income tax receivable	—	—
Other	9,784	6,448
	55,341	48,674
Allowance for doubtful accounts	(12,483)	(9,819)
Receivables, net	$42,858	$38,855
The predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. The timing of any collections on these is uncertain and is pending litigation. During the year ended December 31, 2011 and the Successor Period, the Company recognized bad debt expense of $4.4 million and $2.3 million, respectively, and had $2.6 million and $1.5 million, respectively, in write-offs of uncollectable account receivables, majority of which was related to Tropicana AC.
NOTE 7—PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following (in thousands):

	Successor
	December 31,
	2011		2010
	Estimated life (years)	TEI	Estimated life (years)	TEI
Land	—	$92,840	—	$92,860
Buildings and improvements	10 - 40	301,948	10 - 40	298,716
Furniture, fixtures and equipment	3 - 7	82,892	3 - 7	68,099
Riverboats and barges	5 - 15	19,148	5 - 15	18,450
Construction in progress	—	9,336	—	4,392
		506,164		482,517
Accumulated depreciation		(64,993)		(34,471)
Property and equipment, net		$441,171		$448,046
Impairment of Property and Equipment—Successor
The Company evaluates its property and equipment for impairment whenever indicators of impairment exist. During the fourth quarter of 2011 the Company performed an impairment evaluation of the real and personal property at River Palms due to reduced revenue projections at River Palms and the continued economic conditions in Laughlin, Nevada. The real and personal property was valued using both the cost and market approaches. As a result of the impairment valuation the Company recognized an impairment loss of $5.1 million at River Palms.
As a result of entering into the Asset Purchase Agreement to sell substantially all of the assets associated with the operation of Horizon Vicksburg, the Company reviewed the property and equipment of Horizon Vicksburg for impairment on December 1, 2010. The Company recorded an impairment charge, which is recorded in discontinued operations, during the Successor Period of $1.1 million related to the property and equipment of Horizon Vicksburg as it exceeded its estimated fair value based on the sale price less costs to sell.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
During the fourth quarter of 2009, the continuing economic downturn and constrained capital markets contributed to a severe decline in the value of gaming stocks and gaming assets. As a result, the Predecessors determined that a triggering event occurred in the fourth quarter of 2009, therefore its property and equipment was reviewed for impairment. Based on estimated undiscounted future cash flows, CP Vicksburg determined that the carrying value of the property and equipment was greater than its estimated fair value based on a third-party valuation. As a result, CP Vicksburg recorded impairment charges during the year ended December 31, 2009 of approximately $2.6 million to write down the book value of its land, buildings and improvements as well as furniture, fixtures and equipment to the estimated fair value.
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
As a result, the net cost basis in Tropicana AC is presented as a beneficial interest in Trust in the balance sheet of TEH as of December 31, 2009. As the Trustee had control of the operations of Tropicana AC from December 12, 2007 until the Company's acquisition of the property, there are no results of operations associated with the beneficial interest, for Tropicana AC included in the statements of operations and statements of cash flows of TEH for the Predecessor Period.
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
NOTE 9—GOODWILL AND INTANGIBLE ASSETS
In connection with the application of fresh-start reporting, the Company recorded goodwill and intangible assets which were adjusted during our annual impairment testing in the fourth quarter of 2011. As of December 31, 2011 and 2010, the Company had goodwill of $24.9 million of which $14.2 million related to Casino Aztar and the remaining $10.7 million related to the Company. In connection with fresh-start reporting, the Predecessors' goodwill of $25.8 million was eliminated.
Changes in the carrying amount of goodwill are as follows (in thousands):

	Successor
	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Goodwill	$26,659	$1,731	$24,928	$26,659	$1,731	$24,928
Intangible assets consist of the following (in thousands):

	Successor
	December 31,
	2011		2010
	Estimated life (years)	TEI	Estimated life (years)	TEI
Trade name	Indefinite	$25,500	Indefinite	$25,800
Gaming licenses	Indefinite	28,700	Indefinite	28,700
Customer lists	3	3,079	3	3,079
Favorable leases	5 - 42	24,100	5 - 42	24,100
Total intangible assets		81,379		81,679
Less accumulated amortization:
Customer lists		(1,882)		(855)
Favorable leases		(2,543)		(1,085)
Total accumulated amortization		(4,425)		(1,940)
Intangible assets, net		$76,954		$79,739
Upon the adoption of fresh-start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the "Tropicana" trade name which was reduced by a $3.7 million impairment loss during the fourth quarter of 2010 and an additional $0.3 million impairment loss in the fourth quarter of 2011. The Company also recognized, upon the adoption of fresh-start reporting, $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators which was reduced by a $15.3 million impairment loss during the fourth quarter of 2010. At December 31, 2011, the indefinite life gaming license of $28.7 million is related to Casino Aztar.
Customer lists, which represent the value associated with customers enrolled in our customer loyalty programs, were valued at $1.7 million upon adoption of fresh-start reporting and $1.4 million was also recognized in connection with the Tropicana AC acquisition and are being amortized on a straight-line basis over three years. Amortization expense related to customer lists, which is amortized to depreciation and amortization expense, for the year ended December 31, 2011 and the Successor Period was $1.0 million and $0.9 million, respectively. Estimated annual amortization expense related to the Company's customer lists for the years ended December 31, 2012 and 2013 is anticipated to be $1.0 million and $0.2 million, respectively.
Favorable lease arrangements were valued at $8.6 million upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over 30 years, which approximates the remaining useful life of the respective leased

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

facility. In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million of intangibles assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized $10.3 million of intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease of approximately 42 years. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, was $1.5 million and $1.1 million for the year ended December 31, 2011 and the Successor Period, respectively. Estimated annual amortization related to the Company's favorable lease arrangements is anticipated to be $1.4 million in each of the years ended December 31, 2012, 2013, and 2014 and $1.3 million and $0.5 million for the years ended December 31, 2015 and 2016, respectively.
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
In connection with fresh-start reporting, the Predecessors' intangible assets were eliminated on the Effective Date. Amortization expense for TEH for the Predecessor Period and the year ended December 31, 2009 for those assets amortized was $27,000 and $0.2 million, respectively. Amortization expense for CP Vicksburg for the Predecessor Period and the year ended December 31, 2009 for those assets amortized was $2,000 and $20,000, respectively. JMBS Casino recognized no amortization expense for the Predecessor Period or the year ended December 31, 2009 as the intangible assets were fully amortized.
Impairment of Intangible Assets and Goodwill—Successor
As a result of our annual impairment test in the fourth quarter of 2010, the Company recognized an impairment loss of $19.0 million related to intangible assets which were recorded upon the adoption of fresh-start reporting of which $3.7 million was related to the "Tropicana" trade name, $10.5 million related to the gaming license at Casino Aztar and $4.8 million was related to the gaming license at Belle of Baton Rouge. In addition, the Company recognized a $1.7 million impairment of goodwill at Belle of Baton Rouge.
As a result of our annual impairment test in the fourth quarter of 2011, the Company recognized an additional impairment loss of $0.3 million related to the “Tropicana” trade name. There were no additional impairment losses recognized during 2011 associated with the respective gaming licenses or goodwill.
The fair value of the "Tropicana" trade name was based on the relief from royalty method of the income approach which resulted in an impairment loss of $0.3 million and $3.7 million during 2011 and 2010, respectively, primarily due to reduced revenue projections. The gaming licenses were tested for impairment using a discounted cash flow approach. The fair value of the gaming license at Belle of Baton Rouge and goodwill at Belle of Baton Rouge were impacted by lower cash flow projections which resulted in the impairment and elimination of the intangible assets originally recorded in fresh-start reporting of $4.8 million for the gaming license and $1.7 million for goodwill at Belle of Baton Rouge. The fair value of the gaming license at Casino Aztar was impacted by higher capital expenditure assumptions, lower free cash flow amounts and changes in the weighted average cost of capital which reduced the fair value of the gaming license from the amount recorded upon the adoption of fresh-start reporting of $39.2 million to $28.7 million resulting in a $10.5 million impairment loss at Casino Aztar.

NOTE 10—IMPAIRMENT CHARGES AND OTHER WRITE-DOWNS
Impairment charges and other write-downs included in continuing operations consist of the following (in thousands):

	Successor		Predecessors
	Year ended December 31, 2011	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010			Year ended December 31, 2009
				Discontinued Operations			Discontinued Operations
	TEI	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Impairment of beneficial interest in Trust (Note 8)	$—	$—	$—	$—	$—	$154,300	$—	$—
Impairment of property and equipment (Note 7)	5,139	—	—	—	—	—	2,597	—
Impairment of intangible assets (Note 9)	300	18,970	—	—	—	—	—	—
Loss on disposal of assets	387	192	—	—	—	30	2	—
Total impairment charges and other write-downs	$5,826	$19,162	$—	$—	$—	$154,330	$2,599	$—
NOTE 11—INVESTMENTS (SUCCESSOR)
The New Jersey Casino Control Act provides, among other things, for an assessment of licenses equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at December 31, 2011 and 2010 approximates their fair value.
Investments consist of the following (in thousands):

	Successor
	TEI
	December 31,
	2011	2010
Investment in bonds—CRDA	$14,173	$13,933
Less unamortized discount	(3,882)	(3,857)
Less valuation allowance	(2,972)	(2,065)
Deposits—CRDA	30,961	29,819
Less valuation allowance	(7,862)	(7,598)
Direct investment—CRDA	4,633	3,685
Less valuation allowance	(1,044)	(646)
Total investments	$34,007	$33,271
The CRDA bonds have various contractual maturities that range from 2 to 39 years. Actual maturities may differ from contractual maturities because of prepayment rights. During the year ended December 31, 2011 and the Successor Period, the Company recognized an expense of $1.7 million and $0.4 million, respectively, related to CRDA investments which are purchased at below market rates and are recorded in general and administrative expense on our statements of operations. In addition, the Company recognized interest income of $0.4 million and $0.1 million related to the CRDA investment for the year ended December 31, 2011 and the Successor Period.

NOTE 12—OTHER ASSETS
Other assets consist of the following (in thousands):

	Successor
	TEI
	December 31,
	2011	2010
Debt issuance costs	$3,224	$6,825
Casino Aztar prepaid rent	7,875	10,633
Deposits	7,614	9,195
Other	2,720	3,776
Other assets	$21,433	$30,429
NOTE 13—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities, excluding liabilities related to assets held for sale and liabilities subject to compromise, consist of the following (in thousands):

	Successor
	TEI
	December 31, 2011	December 31, 2010
Accrued payroll and related	$25,743	$25,281
Accrued gaming and related	12,101	16,226
Accrued taxes	11,932	13,194
Predecessors' administrative tax claim	13,628	13,628
Other accrued expenses and current liabilities	11,837	11,632
Total accrued expenses and other current liabilities	$75,241	$79,961

The predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. The Company is in the process of determining the timing and amount to be settled.
NOTE 14—DEBT
Debt consists of the following (in thousands):

	Successor
	TEI
	December 31,
	2011	2010
Term Loan Facility, due 2013, interest at 15% at December 31, 2011, net of unamortized discount of $9.7 million and $20.7 million at December 31, 2011 and 2010, respectively (related party)	$93,956	$109,307
Other long-term debt	131	170
Total long-term debt	94,087	109,477
Less current portions of debt	(1,342)	(1,339)
Total long-term debt, net	$92,745	$108,138
Successor
Exit Facility
On December 29, 2009, TEI entered into the Exit Facility with multiple lenders including Icahn Capital LP ("Icahn Capital"), as further discussed in Note 15, which consists of (i) a $130 million Term Loan Facility and (ii) a $20 million Revolving Facility. The Exit Facility matures on March 8, 2013 and is secured by substantially all of the Company's assets. The Term Loan Facility requires mandatory principal payments of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility generally does not require mandatory borrowing or principal payments. Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders under the Exit Facility. On the Effective Date the proceeds of the Term Loan Facility were used to repay certain indebtedness, including the

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. All amounts outstanding under the Exit Facility bear interest at a rate per annum of 15% so long as no default or event of default has occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company is required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility is guaranteed by substantially all the existing and future subsidiaries of TEI. In addition to the scheduled principal payment in March 2011, TEI made a $25.0 million prepayment on our Exit Facility in December 2011 and recognized a $2.4 million loss related to that prepayment.
The Exit Facility, as amended in February 2011, contains mandatory prepayment provisions from proceeds received by TEI and its subsidiaries as a result of asset sales and the incurrence of indebtedness (subject in each case to certain exceptions). Key covenants binding TEI and its subsidiaries include (i) $50 million limitation per annum on capital expenditures, (ii) compliance with a fixed charge coverage ratio of not less than 1.00 to 1.00 prior to December 31, 2011 (other than December 31, 2010 which had no requirement) and not less than 2.00 to 1.00 after December 31, 2011 and (iii) compliance with a total leverage ratio not to exceed 4.25 to 1.00. Financial covenants will be tested at the end of each fiscal quarter on a last twelve months basis. Key defaults (termination provisions) include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to other material indebtedness, (iii) the rendering of a material judgment against TEI or any subsidiary, (iv) failure of security documents to create valid liens on property securing the facility and to perfect such liens, (v) revocation of casino, gambling or gaming licenses, and (vi) the bankruptcy or insolvency of TEI or any of its subsidiaries. Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. TEI was in compliance with the covenants of the Exit Facility, as amended, at December 31, 2011.
Scheduled maturities of the Company's long-term debt at December 31, 2011 are as follows (in thousands):

Successor
Years ending December 31,	TEI
2012	$1,342
2013	102,445
2014	44
Total scheduled maturities	103,831
Unamortized debt discount	(9,744)
Total long-term debt	$94,087
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Derivative Instruments—subject to compromise
TEH had entered into interest rate swap agreements to effectively convert a portion of its variable interest rate to a fixed interest rate. Prior to the Petition Date, TEH had two interest rate swap agreements for an aggregate notional amount of $1.0 billion, each converting a portion of its floating-rate debt to a fixed rate of 5.0% based on three-month LIBO Rate. In addition, TEH had a third interest rate agreement for a notional amount of $440.0 million converting a portion of its floating-rate debt to a fixed rate of 5.1% based on a three-month LIBO Rate.
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
On May 4, 2009, pursuant to the Plan, the Company entered into a commitment letter (the "Commitment Letter") with Icahn Capital, an affiliate of Mr. Icahn, pursuant to which Icahn Capital committed to provide, on a fully underwritten basis, the Exit Facility. Furthermore, an entity affiliated with Mr. Icahn is a lender under the Exit Facility and holds over 50% of the loans extended under the Exit Facility. In addition, an entity affiliated with Mr. Icahn is the administrative agent and collateral agent under the Exit Facility. Pursuant to the Commitment Letter, the Company was also responsible for various professional fees, including legal costs and gaming license costs, on behalf of Mr. Icahn. The Company expensed $0.3 million during the Successor Period related to these costs. TEH expensed $1.1 million and $3.8 million during the Predecessor Period and the year ended December 31, 2009, respectively, related to these costs. The Company and TEH paid a total of $9.5 million in debt issuance costs related to the Exit Facility. Unamortized debt issuance costs of $6.8 million were included in other assets, net on the accompanying balance sheet as of December 31, 2010. In addition, TEI made a $25.0 million prepayment on the Exit Facility in December 2011 and recognized a $2.4 million loss related to that prepayment.
Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that the Company will purchase any goods, services or property from any such vendors, and the Company is under no obligation to do so. The Company does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis.
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
TEH recognized expenses included in continuing operations related to these services of approximately $0.5 million for

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

the year ended December 31, 2009. CP Vicksburg recognized expenses related to these services of approximately $42,000 for the year ended December 31, 2009. JMBS Casino recognized expenses related to these services of approximately $42,000 for the year ended December 31, 2009. As of December 31, 2009, TEH had recorded liabilities to these affiliated companies of approximately $17.5 million related to these services of which approximately $14.6 million was included in liabilities subject to compromise at December 31, 2009 (Note 3). As of December 31, 2009, CP Vicksburg and JMBS Casino owed these affiliated companies $127,000 and $581,000, respectively, related to these services. In addition, these affiliated companies owed TEH approximately $4.8 million as of December 31, 2009. The Company is currently contesting certain amounts that were paid to, or are alleged to be owed to, these affiliated companies with respect to the services (Note 17).
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
NOTE 17—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent will be equal to the greater of (i) $333,333 per month as increased by the same percentage that the Consumer Price Index has increased from 2009 thereafter, or (ii) 10% of gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $8.7 million at December 31, 2011, of which $8.2 million is included in other long-term liabilities on the accompanying balance sheets.
Casino Aztar Land Lease
The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Casino Aztar is situated. Under the terms of the lease, the Company may extend the lease term through November 30, 2040 by exercising up to seven five-year renewal options. In March 2010, the Company amended the Casino Aztar land lease and exercised its second of its seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 12% of the AGR in excess of $100 million. In accordance with the lease renewal, during the Successor Period the Company paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015. In addition, per the terms of the lease, the Company has agreed to construct a pedestrian bridge to Casino Aztar as a leasehold improvement at an estimated cost of approximately $3.0 million to be completed within three years after the Effective Date. Total expenditures for the bridge as of December 31, 2011 was $1.2 million. The Company expects the bridge to be completed in the first quarter of 2012.
Belle of Baton Rouge Lease
Belle of Baton Rouge leases certain land and buildings under separate leases, with annual payments of $0.2 million which run through 2013 with options to extend for up to 70 years. In addition, Belle of Baton Rouge leases a parking lot with

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Operating Leases
In addition to the above land and building leases, the Company leases various land parcels, buildings and equipment used in its operations including the office space for its corporate office in Las Vegas, Nevada. Future minimum rental payments, excluding the prepayment of rent to the City of Evansville, that have initial or remaining non-cancelable lease terms (excluding renewable periods) in excess of one year as of December 31, 2011 are as follows (in thousands):

Successor
Years ending December 31,	TEI
2012	$6,871
2013	6,312
2014	5,730
2015	5,191
2016	4,567
Thereafter	52,756
Total	$81,427
Rent expense included in continuing operations totaled approximately $15.4 million and $10.1 million for the year ended December 31, 2011 and the Successor Period, respectively. Rent expense included in continuing operations for TEH totaled approximately $2.0 million and $11.8 million for the Predecessor Period and the year ended December 31, 2009, respectively. Rent expense for CP Vicksburg totaled approximately $0.1 million and $0.7 million for the Predecessor Period and the year ended December 31, 2009, respectively. Rent expense for JMBS Casino totaled approximately $0.1 million and $0.6 million for the Predecessor Period and the year ended December 31, 2009, respectively.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying balance sheet as of December 31, 2011. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the Chapter 11 Cases, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011 and the parties are awaiting the Court's decision regarding these motions.
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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012, and a decision is currently pending before the Court. Discovery is also proceeding, and trial is not expected to take place until 2012, at the earliest. Any recovery obtained by Aztar in this action will be recoverable by the Company as the current owner of Tropicana AC.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
The Company is claiming the exemption on sales and use tax returns for periods from March 2008 to February 2012 based on the Nevada Supreme Court decision and has not accrued or paid any sales or use tax for that period. Recently the Nevada Department of Taxation has asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis. This position stems from a recent Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision. The Company is currently evaluating whether or not to accrue tax prospectively as it disagrees with the position asserted by the Nevada Department of Taxation.
Greenville Riverboat, LLC Appraisal Action
On October 28, 2010, the Company elected to effect a merger which resulted in the purchase of the minority interests in Greenville Riverboat, LLC, the Company's subsidiary that owns Lighthouse Point. The minority owner received $2.5 million in cash, and exercised appraisal rights, requesting an additional $3.2 million as payment for its minority interest. The minority owner also asserted certain cross claims against Lighthouse Point in the appraisal proceedings for additional distributions. The Company believes that the cross claims are without merit and intends to vigorously defend the same. The Company also has contested any additional payment for the minority interest. There can be no assurance that the Company will succeed in this proceeding, and we could be required to make additional payments.
Litigation in General
The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.
NOTE 18—STOCKHOLDERS' EQUITY (SUCCESSOR)
Common Stock
The Company is authorized to issue up to 100 million shares of its Common Stock, .$0.01 par value per share, of which 26,312,500 shares were issued and outstanding as of December 31, 2011. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably, such dividends as may be declared by the Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up, is entitled to share ratably in the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of December 31, 2011. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.

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
In addition, pursuant to the terms of the Exit Facility, the Company issued Penny Warrants to purchase 1,312,500 shares of our Common Stock at a strike price of $0.01 to participating lenders on the Effective Date. The Penny Warrants had a term of 3 months. The Company valued the Penny Warrants using the Black-Scholes option valuation model assuming a life of 0.24 years, a volatility factor of 41% and a risk free rate of 0.16%. The resulting value of $19.5 million was treated as a debt discount and netted against the carrying value of the Exit Facility on the accompanying balance sheet as of December 31, 2011 and 2010. The discount is amortized at a constant rate applied to the outstanding balance of the Exit Facility with a corresponding increase in non-cash interest expense. During the Successor Period, all 1,312,500 Penny Warrants were exercised at $0.01 per share.
Significant Ownership
At December 31, 2011, Mr. Icahn indirectly controlled approximately 65.1% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
The Company's matching contributions included in continuing operations were approximately $36,000 and $0.6 million for the year ended December 31, 2011 and the Successor Period. TEH's matching contributions included in continuing operations were approximately $40,000 and $0.2 million for the Predecessor Period and the year ended December 31, 2009, respectively. CP Vicksburg's matching contributions were approximately $1,600 for the year ended December 31, 2009. JMBS

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Casino's matching contributions were approximately $3,800 for the years ended December 31, 2009.
Multiemployer Pension Plans
At December 31, 2011 we had collective bargaining agreements with unions covering certain employees. Certain Company employees who are members of various unions are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension plans. The risks of participating in multiemployer pension plans are different from single-employer pension plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (iii) if the Company stops participating in some of its multiemployer pension plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The Company's total contributions to these multiemployer plans were $3.0 million and $2.8 million for the year ended December 31, 2011 and the Successor Period and do not represent more than 5% of total contribution to those plans. The Company's participation in the individually significant plan is outlined in the table below, while other plans have been aggregated in the “Other” line as the contributions to these plans are not material:

Pension Fund	EIN/Pension Plan number	Pension Protection Act Status	Contributions (in thousands)		Funding Improvement Plan/ Rehabilitation Plan Status	Surcharge Paid
			2011	Successor Period
UNITE HERE National Retirement Fund	13-6130178 / 001	Red (a)	$2,755	$2,265	Implemented	No
Other			238	533
Total			$2,993	$2,798
(a) On March 31, 2010, this fund was certified in critical status under the federal multiemployer plan funding laws pursuant to the Pension Protection Act of 2006.

During 2011, the Company withdrew from certain "Other" union pension plans and paid $0.3 million of withdrawal liabilities. Under the UNITE HERE National Retirement Fund Rehabilitation Plan, the Company paid increased contributions from January 2012 until the Company withdrew from the plan on February 25, 2012. The contributions increased from $1.773 per employee per straight time hour worked to $1.911 per employee per straight time hour worked. In September 2011, the collective bargaining agreement with UNITE HERE expired and the Company continued to voluntarily contribute to the UNITE HERE National Retirement Fund after the expiration date through February 25, 2012 (at which time contributions ceased), and does not believe it has any legal obligation for any withdrawal liability.
NOTE 21—DISCONTINUED OPERATIONS
Horizon Vicksburg is presented as discontinued operations in the accompanying statement of operations for the Successor Period while the assets and liabilities are presented as held for sale in the accompanying balance sheet as of December 31, 2010 due to the sale discussed in Note 1. TEH disposed of Tropicana LV, located in Las Vegas, Nevada, during the year ended December 31, 2009. As a result, Tropicana LV was no longer owned or operated by TEH subsequent to June 30, 2009. In addition, TEH assigned the leases and all rights and certain obligations related to Tahoe Horizon located in Lake Tahoe, Nevada, in two phases effective June 15, 2009 and October 16, 2009. As a result, TEH no longer had any involvement with operating Tahoe Horizon subsequent to October 16, 2009. Accordingly, the results of operations of Tropicana LV and Tahoe Horizon are presented as discontinued operations in the statements of operations for the year ended December 31, 2009. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying statements of cash flows.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The assets and liabilities of Horizon Vicksburg are presented as held for sale as follows (in thousands):

Successor
TEI
December 31, 2010
Cash	$1,488
Receivables, net	25
Property and equipment, net	2,741
Other assets	399
Total assets held for sale	$4,653
Accounts payable	$294
Accrued expenses and other liabilities	1,377
Total liabilities related to assets held for sale	$1,671
Operating results of discontinued operations are summarized as follows (in thousands):

	Successor		Predecessor
	TEI(a)		TEH(b)
	Year ended December 31, 2011	Period from March 8, 2010 through December 31, 2010	Year ended December 31, 2009
Net revenues	$1,652	$5,520	$55,003
Operating costs and expenses	(1,409)	(8,971)	(64,342)
Impairment of property and equipment (Note 7)	—	(1,065)	(427,948)
Gain on disposal of assets	—	15	—
Loss from operations	243	(4,501)	(437,287)
Interest expense, net	—	—	(2,561)
Interest income	1	—	—
Reorganization items, net	—	—	(1,546)
Gain from disposal of discontinued operations, net	—	—	255,198
Income tax benefit	(86)	1,045	145,241
Income (loss) from discontinued operations, net	$158	$(3,456)	$(40,955)
(a)Represents the operating results of Horizon Vicksburg.
(b)Represents the operating results of Tropicana LV and Tahoe Horizon.
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
Gain from Disposal of Discontinued Operations, Net
The Company no longer owned or operated Horizon Vicksburg as of March 25, 2011. As a result, the Company recorded a gain from the disposition of Horizon Vicksburg in the first quarter of 2011 of $1.0 million, which is included in the income from discontinued operations in the accompanying statements of operations. TEH no longer owned or operated Tropicana LV as of July 1, 2009. As a result, TEH recorded a gain from the disposition of Tropicana LV in the year ended December 31, 2009 of $259.5 million which was offset by a $4.3 million loss on asset disposals related to the non-gaming assets at Tahoe Horizon as a result of the assignment of non-gaming assets of the Tahoe Horizon lease discussed above.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 22—INCOME TAXES
The Company files a consolidated federal income tax return and for the Successor Period and the year ended December 31, 2011 is the common parent for income tax purposes.
For the Predecessor Period and the year ended December 31, 2009, Wimar was the common parent of an affiliated group of corporations including TEH which were taxed as C-Corporations for income tax purposes. CP Vicksburg and JMBS Casino were pass-through entities for federal and state income tax purposes. As pass-through entities, the tax attributes of CP Vicksburg and JMBS Casino would pass through to its members who owed any related income taxes. As a result, no provision for income taxes was recorded in the accompanying financial statements for CP Vicksburg and JMBS Casino.
The income tax expense (benefit) attributable to net loss from continuing operations before income taxes is as follows (in thousands):

	Successor		Predecessor
	TEI		TEH
	Year ended December 31, 2011	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010	Year ended December 31, 2009
Current:
Federal	$1,214	$884	$—	$(4,906)
State	1,459	3,130	1,315	248
Total current	2,673	4,014	1,315	(4,658)
Deferred:
Federal	(21)	(6,838)	(24,403)	13
State	(2)	(352)	(3,566)	(501)
Total deferred	(23)	(7,190)	(27,969)	(488)
Expense (benefit) from income taxes	$2,650	$(3,176)	$(26,654)	$(5,146)

A reconciliation of the federal income tax statutory rate and the effective tax rate is as follows:

	Successor		Predecessor
	TEI		TEH
	Year ended December 31, 2011	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010	Year ended December 31, 2009
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Employment credits	272.8	—	—	—
Permanent differences	(67.6)	(0.7)	—	—
Disallowed foreign activity	(325.6)	(2.8)
State tax	(278.2)	(8.1)	—	—
Valuation allowance	(415.8)	(5.2)	—	42.8
Goodwill impairment	—	(2.9)	—	—
Reorganization items	—	—	(36.3)	—
Tropicana AC interest inclusions	—	—	—	(48.0)
Fair value adjustment for beneficial interest in Trust	—	—	—	(27.8)
Other, net	—	—	—	0.6
Effective tax rate	(779.4)%	15.3%	(1.3)%	2.6%

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The major tax-effected components of the net deferred tax liability are as follows (in thousands):

	Successor
	TEI
	December 31, 2011	December 31, 2010
Deferred tax assets:
Receivables	$4,549	$3,992
Accrued compensation	5,891	4,399
Reserves/accrued liabilities	2,842	3,174
Net operating loss carryforward	56,420	39,494
Property and equipment	160,302	172,243
Employment credits	—	331
Other assets	3,540	3,500
Gross deferred tax assets	233,544	227,133
Valuation allowance	(227,035)	(219,848)
Total deferred tax assets	$6,509	$7,285

Deferred tax liabilities:
Deductible prepaid expenses	$(3,150)	$(3,689)
Intangible assets	(22,836)	(23,096)
Total deferred tax liabilities	$(25,986)	$(26,785)
Net deferred tax liabilities	$(19,477)	$(19,500)
The Company has federal net operating loss carryforwards pursuant to the acquisition of Adamar. Internal Revenue Code Section 382 ("Section 382") places certain limitations on the annual amount of net operating loss carryforwards that can be utilized when a change of ownership occurs. The Company believes its acquisition of Adamar was a change in ownership pursuant to Section 382. As a result of the annual limitation, the net operating loss carryforward amount available to be used in future periods is approximately $161.2 million and will begin to expire in 2027 and forward. As of December 31, 2011, the Company could not determine it was more likely than not to utilize its net operating loss carryforwards before expiration and has established a full valuation allowance.
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
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	Successor		Predecessor
	TEI		TEH
	December 31, 2011	December 31, 2010	March 7, 2010	December 31, 2009
Unrecognized tax benefits, beginning of period	$—	$—	$29,809	$34,071
Reductions based on tax positions related to the prior year	—	—	—	(174)
Reductions due to lapse of statute of limitations	—	—	—	(4,088)
Unrecognized tax benefits, end of period	$—	$—	$29,809	$29,809
The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company did not recognize any interest and penalty expense in the Successor Period. TEH recognized approximately $0 million and $(0.7) million of interest and penalty expense/(benefit) related to unrecognized tax benefits in the Predecessor Period and the year ended December 31, 2009, respectively. As of December 31, 2010, the Company has no liability for interest and penalties. As of December 31, 2009 TEH had recognized a liability for interest and penalties of $1.8 million. In the next twelve months, the Company does not expect the

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

liability for the unrecognized tax benefits to change significantly.
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
NOTE 23—FLOODING AND RELATED EXPENSES
Lighthouse Point and Jubilee, both located in Greenville, Mississippi, closed for approximately 29 days in May 2011, as a result of Mississippi River flooding. The land based building at Lighthouse Point suffered damage from the flooding. Through December 31, 2011, Lighthouse Point and Jubilee recorded a total of approximately $0.7 million of expenses, primarily comprised of payroll, certain fixed expenses and repairs. Although property damage at Jubilee was minor, the damage sustained at Lighthouse Point resulted in approximately $0.2 million write-down of fixed assets.
Insurance Coverage
Insurance policies carried on both Lighthouse Point and Jubilee include coverage for property damage and business interruption subject to a deductible. The Company filed claims with its insurance carriers for Lighthouse Point and Jubilee under our property and business interruption policies in July 2011. As of December 31, 2011, the Company had received $2.5 million in advances from our insurance carriers, which resulted in a $1.6 million deferred gain, net of expenses and write-downs, which is included in the accompanying balance sheet as of December 31, 2011 in accrued expenses and other current liabilities. It is unknown how much will ultimately be received for the Company's claims, therefore no additional receivable has been recorded. The Company can provide no assurances that additional property damage will not be discovered as repairs are made to both Lighthouse Point and Jubilee or that any additional property damage would be covered by insurance.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 24—SEGMENT INFORMATION
The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The Company uses operating income to compare operating results among its segments and allocate resources. The following table highlights by segment our net revenues and operating income (loss), and reconciles operating income (loss) to income (loss) from continuing operations before income taxes for the year ended December 31, 2011, the Successor Period, the Predecessor Period and the year ended December 31, 2009 (in thousands):

	Successor		Predecessors
	Year ended December 31, 2011	Period March 8, 2010 through December 31, 2010	Period January 1, 2010 through March 7, 2010			Year ended December 31, 2009
				Discontinued Operations			Discontinued Operations
	TEI	TEI	TEH	CP Vicksburg	JMBS Casino	TEH	CP Vicksburg	JMBS Casino
Net revenues:
East	$279,063	$257,431	$—	$—	$—	$—	$—	$—
Central	123,975	98,466	22,432	—	—	120,190	—	—
West	123,608	104,840	26,174	—	—	146,411	—	—
South and other	96,910	78,256	15,868	1,271	3,552	93,265	12,448	15,694
Corporate	—	39	45	—	—	3	—	—
Total net revenues	$623,556	$539,032	$64,519	$1,271	$3,552	$359,869	$12,448	$15,694
Operating income (loss):
East	$2,286	$15,170	$—	$—	$—	$—	$—	—
Central	26,284	5,296	4,691	—	—	16,997	—	—
West	7,160	5,434	1,731	—	—	(2,744)	—	—
South and other	10,670	(1,375)	2,603	(874)	933	13,828	(7,274)	1,281
Corporate	(12,832)	(19,225)	(4,604)	—	—	(27,277)	—	—
Impairment of beneficial interest in Trust	—	—	—	—	—	(154,300)	—	—
Total operating income (loss)	$33,568	$5,300	$4,421	$(874)	$933	$(153,496)	$(7,274)	$1,281
Reconciliation of operating income (loss) to income (loss) from continuing operations before income taxes:
Operating income (loss)	$33,568	$5,300	$4,421	$(874)	$933	$(153,496)	$(7,274)	$1,281
Interest expense	(32,401)	(26,886)	(2,005)	—	(2)	(13,960)	—	—
Interest income	878	881	11	40	103	—	241	438
Loss on debt retirement	(2,385)	—	—	—	—	—	—	—
Loss related to guarantee of affiliate debt	—	—	—	—	—	—	(8,010)	(8,010)
Reorganization items, net	—	—	2,093,098	2,288,185	2,266,609	(26,997)	(54)	(31)
Income (loss) from continuing operations before income taxes	$(340)	$(20,705)	$2,095,525	$2,287,351	$2,267,643	$(194,453)	$(15,097)	$(6,322)

	Successor
	TEI
	December 31,
	2011	2010
Assets by segment:
East	$336,202	$339,189
Central	158,682	163,576
West	115,160	120,691
South and other	121,681	121,331
Corporate	89,829	99,452
Assets held for sale	—	4,653
Total assets	$821,554	$848,892

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 25—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended December 31, 2011
	Successor(a)
	TEI
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(amounts in thousands, except per share data)
Net revenues	$156,861	$144,880	$175,359	$146,456
Operating income (loss)	5,151	3,675	27,050	(2,308)
Income (loss) from continuing operations, including noncontrolling interest	(1,614)	(2,731)	14,936	(13,581)
Loss from discontinued operations, net	158	—	—	—
Net income (loss)	$(1,456)	$(2,731)	$14,936	$(13,581)
Basic and diluted income (loss) per common share attributable to Tropicana Entertainment Inc.:
Income (loss) from continuing operations	$(0.06)	$(0.10)	$0.57	$(0.52)
Net income (loss)	$(0.06)	$(0.10)	$0.57	$(0.52)

	Year ended December 31, 2010
	Predecessors			Successor(a)
	Period January 1, 2010 through March 7, 2010			Period March 8, 2010 through March 31, 2010	Quarter ended June 30, 2010	Quarter ended September 30, 2010	Quarter ended December 31, 2010
		Discontinued Operations
(amounts in thousands, except per share data)	TEH(b)	CP Vicksburg(b)	JMBS Casino(b)	TEI	TEI	TEI	TEI(c)
Net revenues	$64,519	$1,271	$3,552	$44,423	$163,541	$176,151	$154,917
Operating income (loss)	4,421	(874)	933	1,793	6,435	15,090	(18,018)
Income (loss) from continuing operations, including noncontrolling interest	2,122,179	2,287,351	2,267,643	(208)	(990)	2,384	(18,715)
Loss from discontinued operations, net	—	—	—	(97)	(675)	(950)	(1,734)
Net income (loss)	$2,123,024	$2,287,351	$2,267,643	$(308)	$(1,643)	$1,504	$(20,418)
Basic and diluted income (loss) per common share attributable to Tropicana Entertainment Inc.:
Income (loss) from continuing operations				$(0.01)	$(0.04)	$0.09	$(0.71)
Net income (loss)				$(0.01)	$(0.06)	$0.06	$(0.78)
____________________________________________________________________________

(a)
Horizon Vicksburg is presented as discontinued operations for the Successor Period due to the sale as discussed in Note 1. As a result of entering into the Asset Purchase Agreement on December 1, 2010, the quarterly results presented above for the Successor Period reflect Horizon Vicksburg as discontinued operations and will not agree to previously reported amounts for net revenues, operating income (loss), income (loss) from continuing operations including noncontrolling interest and loss from discontinued operations, net.

(b)
Net income for the Predecessor Period was impacted by a net gain related to reorganization items as a result of the discharge of debt and liabilities subject to compromise of $2.1 billion, $2.3 billion and $2.3 billion for TEH, CP Vicksburg and JMBS Casino, respectively.

(c)	Includes $19.2 million for impairment charges and other write-downs and $1.7 million for goodwill impairment.

NOTE 26—SUBSEQUENT EVENT
In February 2012, the Company announced that it plans to expand Lighthouse Point and rebrand the property as Trop Casino Greenville. As part of the project, the operations of Jubilee, also located in Greenville, are planned to be consolidated into Trop Casino Greenville and the current Jubilee Casino riverboat facility is expected to be closed. As of the filing of this Form10-K, this is expected to occur in the second quarter of 2012. Because the Company is expecting to continue operations within the Greenville market by combining the operations into one facility, Jubilee will not be presented as discontinued operations in the accompanying financial statements.