Form 10-Q
period 2012-03-31
Tropicana Entertainment Inc.
filed 2012-05-01
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of April 27, 2012, there were 26,312,500 shares outstanding of the registrant's common stock, $.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$218,455	$149,743
Restricted cash	19,205	15,612
Receivables, net	40,501	42,858
Inventories	4,228	4,065
Prepaid expenses and other assets	14,323	10,783
Total current assets	296,712	223,061
Property and equipment, net	444,418	441,171
Goodwill	24,928	24,928
Intangible assets, net	76,333	76,954
Investments	34,567	34,007
Other assets, net	19,447	21,433
Total assets	$896,405	$821,554

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,793	$1,342
Accounts payable	44,857	41,986
Accrued expenses and other current liabilities	74,609	75,241
Total current liabilities	121,259	118,569
Long-term debt, net	169,855	92,745
Other long-term liabilities	8,070	8,198
Deferred tax liabilities	19,477	19,477
Total liabilities	318,661	238,989
Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at March 31, 2012 and December 31, 2011	263	263
Additional paid-in capital	605,999	605,999
Accumulated deficit	(28,518)	(23,697)
Total shareholders' equity	577,744	582,565
Total liabilities and shareholders' equity	$896,405	$821,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2012	2011

Revenues:
Casino	$127,749	$128,921
Room	23,171	25,720
Food and beverage	21,018	22,381
Other	5,433	5,414
Gross revenues	177,371	182,436
Less promotional allowances	(22,140)	(25,575)
Net revenues	155,231	156,861
Operating costs and expenses:
Casino	59,013	64,543
Room	8,118	7,125
Food and beverage	9,544	9,472
Other	3,528	2,641
Marketing, advertising and promotions	8,977	7,606
General and administrative	30,432	33,671
Maintenance and utilities	15,040	16,870
Depreciation and amortization	7,948	9,782
Total operating costs and expenses	142,600	151,710
Operating income	12,631	5,151
Other income (expense):
Interest expense	(6,176)	(8,050)
Interest income	139	222
Loss on debt retirement	(12,847)	—
Total other income (expense)	(18,884)	(7,828)
Loss from continuing operations before income taxes	(6,253)	(2,677)
Income tax benefit	1,432	1,063
Loss from continuing operations	(4,821)	(1,614)
Gain from discontinued operations, net	—	158
Net loss	$(4,821)	$(1,456)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.18)	$(0.06)
Gain from discontinued operations, net	—	—
Net loss	$(0.18)	$(0.06)

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(4,821)	$(1,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on debt retirement	12,847	—
Gain from disposal of discontinued operations, net	—	(1,007)
Depreciation and amortization (including discontinued operations)	7,948	9,782
Amortization of debt discount and debt issuance costs	2,323	3,148
Gain on disposition of asset (including discontinued operations)	(15)	(40)
Changes in current assets and current liabilities:
Receivables, net	2,357	1,188
Inventories, prepaids and other assets	(3,703)	(2,645)
Accounts payable, accrued expenses and other liabilities	2,239	(9,518)
Other	1,934	1,705
Net cash provided by operating activities	21,109	1,157
Cash flows from investing activities:
Additions of property and equipment	(11,795)	(2,845)
Proceeds from sale of discontinued operations	—	2,731
Other	312	896
Net cash provided by (used in) investing activities	(11,483)	782
Cash flows from financing activities:
Proceeds from issuance of debt	171,500	—
Payment on early retirement of debt	(2,048)	—
Payments on debt	(103,709)	(1,309)
Restricted cash	(3,593)	8
Payment of financing costs	(3,064)	—
Net cash provided by (used in) financing activities	59,086	(1,301)
Net increase in cash and cash equivalents	68,712	638
Decrease in cash and cash equivalents related to assets held for sale	—	1,488
Cash and cash equivalents, beginning of period	149,743	154,442
Cash and cash equivalents, end of period	$218,455	$156,568

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$3,270	$4,902
Cash paid for income taxes	1,178	1,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1—ORGANIZATION AND BACKGROUND
Organization
Tropicana Entertainment Inc. (the "Company," "TEI," "we," "us," or "our"), a Delaware corporation, is an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. The Company's United States properties include three casinos in Nevada, two casinos in Mississippi, and one casino in each of Indiana, Louisiana and New Jersey. The Company views each property as an operating segment which it aggregates by region in order to present its reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The current operations of the Company, by region, include the following:

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

In March 2011, Columbia Properties Vicksburg, LLC ("CP Vicksburg"), a wholly owned subsidiary of the Company, sold substantially all the assets and certain liabilities associated with the operation of Horizon Vicksburg Casino ("Horizon Vicksburg") in Vicksburg, Mississippi.
In February 2012, the Company announced that it plans to expand Lighthouse Point and rebrand the property as Trop Casino Greenville. In April 2012, as part of the project, the operations of Jubilee, also located in Greenville, Mississippi were consolidated into Trop Casino Greenville and the Jubilee Casino riverboat facility was closed. The grand opening of Trop Casino Greenville is expected to occur in May 2012. Because the Company is expecting to continue operations within the Greenville market by combining the operations into one facility, Jubilee will not be presented as discontinued operations in the accompanying condensed consolidated financial statements.
Background
The Company was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Company also acquired CP Vicksburg, JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("Realty", collectively with CP Vicksburg and JMBS Casino, the "Affiliate Guarantors"), all of which were part of the same plan of reorganization (the "Plan") as TEH (collectively, the "Predecessors"). In addition, the Company acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, pursuant to an amended and restated asset purchase agreement, including Tropicana AC. The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time the Company acquired Adamar and several of the Predecessors' gaming properties and related assets. Adamar was not a party to the Predecessors' bankruptcy.
Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company acquired the Predecessors in exchange for (i) the issuance of 12,098,053 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), and warrants to purchase an additional 3,750,000 shares of Common Stock (the "Ordinary Warrants") in accordance with the Plan and (ii) the entering into new debt in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of the Company's Common Stock at $0.01 per share (the "Penny Warrants"). As a result of the reorganization the Company also applied fresh-start reporting. Additionally, on the Effective Date, certain subsidiaries of the Company acquired Tropicana AC, and the lenders under the TEH Senior Secured Credit Facility each received their pro rata share of 12,901,947 shares of the Company's Common Stock in exchange for their credit bid of $200.0 million (the "Credit Bid"). As a result, on the Effective Date, Carl C. Icahn, Chairman of our Board of Directors, became the beneficial owner of approximately 47.5% of the Company's Common Stock. Since March 8, 2010, Mr. Icahn has increased his beneficial ownership to approximately 65.1% of the Company's Common Stock.
On October 28, 2010, immediately following Mississippi Gaming Commission approval, the Company elected to effect a merger which resulted in the purchase of the minority interests in Greenville Riverboat, LLC, the Company's subsidiary that

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
On December 1, 2010, the Company, through CP Vicksburg, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Delta Investments & Development, LLC ("Delta") pursuant to which it agreed to sell substantially all of the assets associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash and the assumption by Delta of certain liabilities associated with Horizon Vicksburg. The transaction closed in March 2011, resulting in a gain of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles in the United States ("GAAP") are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, from which the accompanying condensed consolidated balance sheet information as of that date was derived.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in the Company's financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the impairment of long-lived assets, intangible assets, CRDA investments, enterprise value allocations made in connection with fresh-start reporting, fair values of acquired assets and liabilities, self-insured liability reserves, customer loyalty program reserves, contingencies, litigation, claims, assessments and loss contingencies. Actual results could differ from these estimates. At December 31, 2011 the Company estimated bonus accruals to be paid out in 2012. Actual payments of bonuses occurred in April 2012 resulting in a reduction of the bonus accrual of $1.2 million dollars at March 31, 2012. The impact of this change in accounting estimate is an increase of $1.2 million to operating income for the three months ended March 31, 2012.
Restricted Cash
Restricted cash consisted primarily of funds invested in approved money market funds. At March 31, 2012 and December 31, 2011, $9.6 million and $9.6 million, respectively, were restricted by the bankruptcy court in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $9.6 million and $6.0 million, respectively, were restricted to collateralize letters of credit.
Fair Value of Financial Instruments
The carrying values of our cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

value because of the short term maturities of these instruments. The carrying values of investments, which include deposits and bonds, approximate fair value as items are presented net of a valuation allowance and in the case of the bonds, net of an unamortized discount.
The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of March 31, 2012 is approximately $173.7 million.
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

	Three months ended March 31,
	2012	2011
Room	$4,887	$5,982
Food and beverage	9,516	10,422
Other	478	1,282
Total	$14,881	$17,686
Recently Issued Accounting Standards
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, “Testing Goodwill for Impairment.” Under the new guidance, entities have the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity chooses to perform the qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in FASB Accounting Standards Codification® (“ASC”) 350-20, Intangibles - Goodwill and Other: Goodwill and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The decision to perform a qualitative assessment is made at the reporting unit level, and an entity with multiple reporting units may utilize a mix of qualitative assessments and quantitative tests among its reporting units. The amended guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.
In June 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, "Comprehensive Income." The guidance in this ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance in this ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Upon adoption, this update is to be applied retrospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on our financial condition, results of operations or cash flows. In December 2011 the FASB issued ASU No. 2011-12, "Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.
A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our condensed financial statements.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Reclassifications
The Company reclassified certain items in the three months ended March 31, 2011 to conform to the current year presentation, including a $13.6 million reclassification in free play from promotional allowances to casino revenue, which reduced previously reported casino revenues and promotional allowances, a $7.0 million reclassification from marketing, advertising and promotions to various other department expense lines, a $0.4 reclassification from promotional allowances to marketing, advertising and promotions, which decreased previously reported net revenues, and a $2.0 million reclassification from accounts payable to accrued expenses and other. These reclassification were a result of converting Tropicana AC's chart of accounts to the Company's standardized chart of accounts and had no effect on the previously reported operating income or net loss.
NOTE 3—RECEIVABLES
Receivables consist of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Casino	$23,432	$26,064
Hotel	5,694	5,179
Predecessors' administrative tax claim	14,314	14,314
Income taxes	610	—
Other	8,722	9,784
	52,772	55,341
Allowance for doubtful accounts	(12,271)	(12,483)
Receivables, net	$40,501	$42,858
The Predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. The timing of any collections on these claims is uncertain and is pending litigation.
NOTE 4—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	March 31, 2012	December 31, 2011
		(unaudited)
Land	—	$92,840	$92,840
Buildings and improvements	10 - 40	303,399	301,948
Furniture, fixtures and equipment	3 - 7	84,583	82,892
Riverboats and barges	5 - 15	19,777	19,148
Construction in progress	—	16,204	9,336
		516,803	506,164
Accumulated depreciation		(72,385)	(64,993)
Property and equipment, net		$444,418	$441,171
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
In connection with the application of fresh-start reporting, we recorded goodwill and intangible assets which were adjusted during our annual impairment testing in the fourth quarter of 2011.
Changes in the carrying amount of Goodwill are as follows (in thousands):

	March 31, 2012
	(unaudited)			December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Goodwill	$26,659	$1,731	$24,928	$26,659	$1,731	$24,928

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Intangible assets consist of the following (in thousands):

	Estimated life (years)	March 31, 2012	December 31, 2011
		(unaudited)
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	28,700	28,700
Customer lists	3	3,079	3,079
Favorable lease	5 - 42	24,100	24,100
Total intangible assets		81,379	81,379
Less accumulated amortization:
Customer lists		(2,138)	(1,882)
Favorable lease		(2,908)	(2,543)
Total accumulated amortization		(5,046)	(4,425)
Intangible assets, net		$76,333	$76,954
Upon the adoption of fresh-start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the "Tropicana" trade name which was reduced by a $3.7 million impairment loss during the fourth quarter of 2010 and an additional $0.3 million impairment loss in the fourth quarter of 2011. The Company also recognized, upon the adoption of fresh-start reporting, $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators, which was reduced by a $15.3 million impairment loss during the fourth quarter of 2010. At March 31, 2012, the indefinite life gaming license of $28.7 million is related to Casino Aztar.
Customer lists, which represent the value associated with customers enrolled in our customer loyalty programs, were valued at $1.7 million upon adoption of fresh-start reporting and $1.4 million was also recognized in connection with the Tropicana AC acquisition and are being amortized on a straight-line basis over three years. Amortization expense related to customer lists, which is amortized to depreciation and amortization expense, for the three months ended March 31, 2012 and 2011 was $0.3 million and $0.3 million, respectively.
Favorable lease arrangements were valued at $8.6 million upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over 30 years, which approximates the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million of intangibles assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized $10.3 million of intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease of approximately 42 years. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the three months ended March 31, 2012 and 2011, was $0.4 million and $0.4 million, respectively.
NOTE 6—INVESTMENTS
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the Casino Reinvestment Development Authority (the "CRDA"). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at March 31, 2012 and December 31, 2011 approximates their fair value.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Investments consist of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Investment in bonds—CRDA	$15,000	$14,173
Less unamortized discount	(4,111)	(3,882)
Less valuation allowance	(2,972)	(2,972)
Deposits—CRDA	30,316	30,961
Less valuation allowance	(7,809)	(7,862)
Direct investment—CRDA	5,187	4,633
Less valuation allowance	(1,044)	(1,044)
Total investments	$34,567	$34,007
The CRDA bonds have various contractual maturities that range from 2 to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights. The Company treats CRDA bonds as held-to-maturity since the Company has the ability and the intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. As such, the CRDA bonds are initially recorded at a discount to approximate fair value.
After the initial determination of fair value, the Company will analyze the CRDA bonds for recoverability on a quarterly basis based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional valuation allowances will be recorded.
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and record the deposit at fair value on the date the deposit obligation arises. During the three months ended March 31, 2012 and 2011, the Company charged $0.2 million and $0.8 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statement of operations.
NOTE 7—OTHER ASSETS
Other assets consist of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Debt issuance costs	$3,037	$3,224
Casino Aztar prepaid rent	7,200	7,875
Deposits	6,470	7,614
Other	2,740	2,720
Other assets	$19,447	$21,433
NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Accrued payroll and related	$25,870	$25,743
Accrued gaming and related	12,666	12,101
Accrued taxes	10,136	11,932
Predecessors' administrative tax claim	13,628	13,628
Other accrued expenses and current liabilities	12,309	11,837
Total accrued expenses and other current liabilities	$74,609	$75,241
The Predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. We are in the process of determining the timing and amount of the Predecessors' claims to be settled.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 9—DEBT
Debt consists of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
New Term Loan Facility, due 2018, interest at 7.5% at March 31, 2012, net of unamortized discount of $3.5 million at March 31, 2012	$171,527	$—
Term Loan Facility, due 2013, interest at 15% at December 31, 2011, net of unamortized discount of $9.7 million at December 31, 2011 (related party)	—	93,956
Other long-term debt	121	131
Total long-term debt	171,648	94,087
Less current portion of debt	(1,793)	(1,342)
Total long-term debt, net	$169,855	$92,745
Credit Facilities
In March 2012, the Company entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The New Term Loan Facility is secured by substantially all of the Company's assets and is guaranteed by all of the Company's domestic subsidiaries. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. The Company recognized a $12.8 million loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts.
The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%. An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of March 31, 2012, the interest rate was 7.5%.
At the election of the Company and subject to certain conditions, the amount available under the New Term Loan Facility may be increased by up to $75 million, which increased amount may be comprised of additional term loans and up to $20 million of revolving loans. The Letter of Credit Facility provides for the issuance of letters of credit with an aggregate stated amount of up to $15 million, through a termination date of March 16, 2017. The letters of credit issued under the Letter of Credit Facility will be secured by cash collateral in an amount no less than 103% of the face amounts of such letters of credit.
The New Term Loan Facility may be prepaid at the option of the Company any time without penalty (other than customary breakage fees), except that a 1% premium will apply in certain circumstances if prepaid prior to March 16, 2013. The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, (ii) compliance with a first lien net leverage ratio, measured quarterly on a trailing twelve-month basis (commencing at 3.50:1.00 for the fiscal quarter ending June 30, 2012, and reducing over time to 2.50:1.00 beginning as of the fiscal quarter ending March 31, 2016), and (iii) compliance with a total net leverage ratio, measured quarterly on a training twelve-month basis, of 5.00:1.00. Key defaults include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Term Loan Facility and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the New Term

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Loan Facility). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at March 31, 2012.
Exit Facility
On December 29, 2009, TEI entered into a credit facility (the "Exit Facility") with multiple lenders including entities affiliated with Mr. Icahn ("Icahn Affiliates"), as further discussed in Note 10, which consisted of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility"). The Exit Facility would have matured on March 8, 2013. The Term Loan Facility required mandatory principal payments of $1.3 million annually on March 8, 2011 and 2012. In addition to the required principal payments the Company made a $25.0 million principal pre-payment in December 2011. The Revolving Facility generally did not require mandatory borrowing or principal payments. Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders under the Exit Facility. On the Effective Date the proceeds of the Exit Facility were used to repay certain indebtedness, including TEH's DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. All amounts outstanding under the Exit Facility accrued interest at a rate per annum of 15% so long as no default or event of default had occurred and was continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company was required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility was guaranteed by substantially all the existing and future subsidiaries of TEI. In March 2012 the Company paid in full the remaining outstanding amounts and terminated the Exit Facility.
NOTE 10—RELATED PARTY TRANSACTIONS
Icahn Affiliates
On May 4, 2009, pursuant to the Plan, the Company entered into a commitment letter (the "Commitment Letter") with Icahn Affiliates, pursuant to which Icahn Affiliates committed to provide, on a fully underwritten basis, the Exit Facility. At the time of the repayment of the Exit Facility in March 2012, an entity affiliated with Mr. Icahn was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility. In addition, another entity affiliated with Mr. Icahn was the administrative agent and collateral agent under the Exit Facility. The Company and TEH paid a total of $9.5 million in debt issuance costs related to the Exit Facility. Unamortized debt issuance costs of $3.2 million were included in other assets, net on the accompanying condensed consolidated balance sheet as of December 31, 2011. In March 2012, when the Exit Facility was repaid in full, the Company paid a prepayment penalty to the lenders of $2.0 million and expensed the remaining unamortized debt issuance costs of $2.7 million to loss on debt retirement in the three months ended March 31, 2012.
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
NOTE 11—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent will be equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, or (ii) 10% of gross

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $8.6 million and $8.7 million on the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively.
Casino Aztar Land Lease
The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Casino Aztar is situated. Under the terms of the lease, the Company may extend the lease term through November 30, 2040 by exercising up to seven five-year renewal options. In March 2010, the Company amended the Casino Aztar land lease and exercised its second of its seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 12% of the AGR in excess of $100 million. In accordance with the lease renewal, during the Successor Period the Company paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015. In addition, per the terms of the lease, the Company agreed to construct a pedestrian bridge to Casino Aztar as a leasehold improvement at an estimated cost of approximately $3.0 million to be completed within three years after the Effective Date. Total expenditures for the bridge as of March 31, 2012 were $3.5 million. The bridge opened in April 2012.
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
Jubilee Lease
The Company has a lease agreement with the City of Greenville, Mississippi, for the moorage, docking and berthing used in the operations of Jubilee. The current lease with the City of Greenville requires annual rental payments of $420,000 which expires in August 2020 and provides the Company with the option of two five-year renewals. Jubilee ceased operations at its riverboat facility in April 2012, however the Company is still evaluating its future uses of the facility in connection with its operations at Lighthouse Point. Under the terms of the lease, the Company is obligated to continue rent payments and the vessel may remain on the premises for a period of up to one year from the date of cessation of operations.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the Chapter 11 Cases, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions was conducted on September 27, 2011 and the parties are awaiting the Court's decision regarding these motions.
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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which motion is pending the Court's consideration. Any recovery obtained by Aztar in this action will be recoverable by the Company as the current owner of Tropicana AC.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Litigation in General
The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.
NOTE 12—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its Common Stock, $0.01 par value per share, of which 26,312,500 shares were issued and outstanding as of March 31, 2012. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of March 31, 2012. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
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
In addition, pursuant to the terms of the Exit Facility, the Company issued Penny Warrants to purchase 1,312,500 shares of Common Stock at a strike price of $0.01 to participating lenders on the Effective Date. The Penny Warrants had a term of 3 months. The Company valued the Penny Warrants using the Black-Scholes option valuation model assuming a life of 0.24 years, a volatility factor of 41% and a risk free rate of 0.16%. During 2011, all the 1,312,500 Penny Warrants were exercised at $0.01 per share. The resulting value of $19.5 million is treated as a debt discount and netted against the carrying value of the Exit Facility on the accompanying condensed consolidated balance sheet as of December 31, 2011. The discount is amortized at a constant rate applied to the outstanding balance of the Exit Facility with a corresponding increase in non-cash interest expense. The remaining balance of $5.5 million was included in the loss on debt retirement in March 2012 when the Exit Facility was repaid in full.
Significant Ownership
At March 31, 2012, Mr. Icahn indirectly controlled approximately 65.1% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
NOTE 13—BASIC AND DILUTED NET LOSS PER SHARE
The Company computes net loss per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss for the period by the weighted average number of shares outstanding during the period. Diluted EPS is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares include warrants. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive.
Excluded from the calculation of diluted earnings per share are the Ordinary Warrants to purchase 3,750,000 shares of our common stock as they were anti-dilutive for all periods presented.
NOTE 14—DISCONTINUED OPERATIONS
As discussed in Note 1, on December 1, 2010, the Company, through CP Vicksburg, entered into an agreement to sell substantially all of the assets of Horizon Vicksburg, and as a result, its operations are presented as discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed consolidated statements of cash flows.
Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

Three months ended March 31, 2011
Net revenues	$1,652
Operating costs and expenses	2,416
Loss from operations	(764)
Interest income, net	1
Gain from disposal of discontinued operations, net	1,007
Income tax expense	(86)
Gain from discontinued operations, net	$158
Gain from Disposal of Discontinued Operations, Net
The Company no longer owned or operated Horizon Vicksburg as of March 25, 2011. As a result, the Company recorded a gain from the disposition of Horizon Vicksburg in the first quarter of 2011 of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed consolidated statements of operations.
NOTE 15—INCOME TAXES
The Company's effective income tax rate from continuing operations for the three months ended March 31, 2012 and 2011 was 22.9% and 39.7%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2012 was primarily related to disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2011 was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
NOTE 16—FLOODING AND RELATED EXPENSES
Lighthouse Point and Jubilee, both located in Greenville, Mississippi, closed for approximately 29 days in May 2011, as a result of Mississippi River flooding. The land based building at Lighthouse Point suffered damage from the flooding. During

2011, Lighthouse Point and Jubilee recorded a total of approximately $0.7 million of expenses, primarily comprised of payroll, certain fixed expenses and repairs. Although property damage at Jubilee was minor, the damage sustained at Lighthouse Point resulted in approximately $0.2 million write-down of fixed assets.
Insurance Coverage
Insurance policies carried on both Lighthouse Point and Jubilee include coverage for property damage and business interruption subject to a deductible. The Company filed claims with its insurance carriers for Lighthouse Point and Jubilee under its property and business interruption policies in July 2011. During 2011, the Company received $2.5 million in advances from its insurance carriers, which resulted in a $1.6 million deferred gain, net of the expenses and write-downs noted above, which is included in the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 in accrued expenses and other current liabilities. It is unknown how much will ultimately be received for the Company's claims, therefore no additional receivable has been recorded. The Company can provide no assurances that additional property damage will not be discovered as repairs are made to both Lighthouse Point and Jubilee or that any additional property damage would be covered by insurance.
NOTE 17—SEGMENT INFORMATION
The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, (iv) and South and other. The Company uses operating income to compare operating results among its segments and allocate resources.
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the quarters ended March 31, 2012 and 2011 (in thousands, unaudited):

	Three months ended March 31,
	2012	2011
Net revenues:
East	$59,893	$64,025
Central	32,193	31,327
West	32,486	33,205
South and other	30,659	28,304
Corporate	—	—
Total net revenues	$155,231	$156,861
Operating income:
East	$(4,993)	$(4,030)
Central	7,423	6,353
West	5,678	3,246
South and other	7,217	4,985
Corporate	(2,694)	(5,403)
Total operating income	$12,631	$5,151
Reconciliation of operating income to loss from continuing operations before income taxes:
Operating income	$12,631	$5,151
Interest expense	(6,176)	(8,050)
Interest income	139	222
Loss on debt retirement	(12,847)	—
Loss from continuing operations before income taxes	$(6,253)	$(2,677)

	March 31, 2012	December 31, 2011
Assets by segment:
East	$339,208	$336,202
Central	156,731	158,682
West	112,476	115,160
South and other	125,176	121,681
Corporate	162,814	89,829
Total assets	$896,405	$821,554

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or other strategic plans, our competition, financing, revenues, tax benefits, our beliefs regarding the sufficiency of our existing cash and credit sources, including our Credit Facilities (as defined below) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. You should consider the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q, including those described under "Risk Factors" in Part II-Item 1A of this Quarterly Report, as well as those discussed under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include three casinos in Nevada, two casinos in Mississippi, and one casino in each of Indiana, Louisiana and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of March 31, 2012, our properties collectively included approximately 414,000 square feet of gaming space with 7,485 slot machines, 226 table games and 6,048 hotel rooms.
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

In April 2012, the Jubilee riverboat facility was closed and its operations were consolidated into Lighthouse Point as part of a project to expand and rebrand that property as Trop Casino Greenville. The grand opening of Trop Casino Greenville is expected to occur in May 2012. Because the Company is expecting to continue operations within the Greenville market by combining the operations into one facility, Jubilee will not be presented as discontinued operations.
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
In addition, on March 8, 2010 (the "Effective Date"), we acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, including Tropicana AC, separately from the acquisitions pursuant to the Plan. Prior to the Effective Date, we conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.
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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Tropicana AC.  In addition to its traditional guests, Tropicana AC's marketing strategy targets high end table games players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table games hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table games hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods due to this marketing strategy. For the three months ended March 31, 2012, the table game hold decreased 8.5 percentage points when compared to the same period in the prior year. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•	General Economic Conditions. Uncertain economic conditions continue to adversely impact us and the gaming industry as a whole.

•
Debt and Interest Expense.  In March 2012, we entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount through December 2017 with the remaining outstanding amounts due on March 16, 2018, the maturity date. The obligations under the New Term Loan Facility bear interest at a floating rate which was 7.50% as of March 31, 2012. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. We recognized a $12.8 loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts. An entity affiliated with Carl C. Icahn, the chairman of our board of directors and, through Icahn Enterprises, our principal beneficial stockholder, was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility. In addition, another entity affiliated with Mr. Icahn was the administrative agent and collateral agent under the Exit Facility.

•
On December 29, 2009, we entered into the Exit Facility, which consisted of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility"). The Term Loan Facility required principal payments of $1.3 million annually on March 8, 2010 and 2011. All amounts outstanding under the Exit Facility accrued interest at a rate per annum of 15%. As a result of entering into the Exit Facility, our interest expense was $6.2 million and $8.1 million for the three months ended March 31, 2012 and 2011, respectively, which includes amortization of the related debt discount, Penny Warrants and debt issuance costs of $2.3 million and $3.2 million for the three months ended March 31, 2012 and 2011, respectively.

•
Tropicana Aruba.  On August 31, 2010 we purchased a casino resort in Aruba with approximately 361 units, including the unsold fractional timeshares attached to such property, a temporary casino not in operation and an unfinished permanent casino structure. We renamed the property Tropicana Aruba Resort & Casino. We operate the timeshare facilities, opened a temporary casino in December 2011 and are currently developing a permanent casino. However, our development plans have not been finalized and we may decide not to proceed.

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

Three months ended March 31, 2012 compared to three months ended March 31, 2011
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended March 31,
	2012	2011
Net revenues:
East	$59,893	$64,025
Central	32,193	31,327
West	32,486	33,205
South and other	30,659	28,304
Corporate	—	—
Total net revenues	$155,231	$156,861
Operating income:
East	$(4,993)	$(4,030)
Central	7,423	6,353
West	5,678	3,246
South and other	7,217	4,985
Corporate	(2,694)	(5,403)
Total operating income	$12,631	$5,151
Operating income margin(a):
East	(8.3)%	(6.3)%
Central	23.1%	20.3%
West	17.5%	9.8%
South and other	23.5%	17.6%
Total operating income margin	8.1%	3.3%

(a)	Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Three months ended March 31,
	2012	2011
Revenues:
Casino	$127,749	$128,921
Room	23,171	25,720
Food and beverage	21,018	22,381
Other	5,433	5,414
Gross revenues	177,371	182,436
Less promotional allowances	(22,140)	(25,575)
Net revenues	$155,231	$156,861
Net Revenues
In the East region, net revenues were $59.9 million for the three months ended March 31, 2012, a decrease of $4.1 million, or 6.5%, when compared to the three months ended March 31, 2011. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 6.0% in the three months ended March 31, 2012. Tropicana AC's net revenues decreased from the prior year period primarily due to a $4.3 million decrease in casino revenues. Tropicana AC results decreased more than the Atlantic City market as a whole primarily due to volatility in the hold percentage associated with high end table games play, partially offset by higher slot volumes. Table game volumes at Tropicana AC were 3.3% higher than the same period in the prior year, however the table game hold percentage was 7.9%, or 8.5 percentage points lower than the same period in the prior year. The decline in table game revenues resulting from the lower table game hold percentage was partially offset by increased slot revenues related to a 7.7% increase in slot volumes at Tropicana AC. The average daily room rates decreased to $84 for the three months ended March 31, 2012 from $103 for the three months ended March 31, 2011. However, the occupancy rate for the three months ended March 31, 2012 at Tropicana AC was 76%, up from 73% in the three months ended March 31, 2011. Due to continued competition from Pennsylvania, Tropicana AC decreased their complimentary room rates to casino customers to drive occupancy and slot volumes during the three months ended March 31, 2012.
In the Central region, net revenues were $32.2 million for the three months ended March 31, 2012, an increase of $0.9 million, or 2.8%, over the three months ended March 31, 2011 primarily due to gaming revenues. Gaming revenues in the Central region increased compared to the prior year period primarily due to a 3.6% increase in slot volumes and a 15.1% increase in table games volumes. The occupancy rate for the three months ended March 31, 2012 at Casino Aztar was 69%, flat with the three months ended March 31, 2011. The average daily room rate at Casino Aztar was $85 for the three months ended March 31, 2012, compared to $86 for the three months ended March 31, 2011.
In the West region, net revenues were $32.5 million for the three months ended March 31, 2012, a decrease of $0.7 million, or 2.2%, compared to the three months ended March 31, 2011. The decrease was primarily driven by a 8.8% decline in slot volumes and an 11.6% decline in table volumes. Net revenues and volumes in the West region continue to be negatively impacted by the deterioration of casino revenue in the Laughlin market resulting from the continuing poor economic conditions and reduced consumer discretionary spending. Net revenues at our Laughlin properties declined $1.1 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. In addition to the negative impacts on net revenues resulting from general market conditions in Laughlin, management has shifted the marketing strategy to focus on attracting more profitable customers and has reduced the gaming capacity at River Palms to minimize expenses. The average daily room rate for the West region was $39 for the three months ended March 31, 2012, compared to $37 for the three months ended March 31, 2011. The occupancy rate for the three months ended March 31, 2012 and 2011 at our properties in the West region was 51% and 67%, respectively. The decrease in the occupancy rate is attributable to the increased room rates in Laughlin which is a result of the shift in strategy to attracting more profitable customers.
In the South and other region, net revenues were $30.7 million for the three months ended March 31, 2012, an increase of $2.4 million, or 8.3%, compared to the three months ended March 31, 2011. The opening of a temporary casino at Tropicana Aruba in December 2011, contributed an increase of $1.0 million in net revenues during the three months ended March 31, 2012. Results at the Belle of Baton Rouge increased $1.2 million primarily due to a 10.5% increase in slot volumes. The United States Bowling Congress is holding their annual national bowling tournament in Baton Rouge from February through July 2012, which has increased visitation to that property. The occupancy rate at our properties in the South and other region was 55% and 60% for the three months ended March 31, 2012 and 2011, respectively. The average daily room rate for the South and other region was $98 and $76 for the three months ended March 31, 2012 and 2011. Despite the reduced occupancy rate, room revenues increased for the South and other region during the three months ended March 31, 2012 due to a full quarter of results from the temporary casino at Tropicana Aruba and an increase in the average daily room rates at Belle of Baton Rouge.

Operating Income
In the East region, the operating loss for the three months ended March 31, 2012 was $5.0 million, compared to an operating loss of $4.0 million for the three months ended March 31, 2011. The operating loss in the East Region was unfavorable compared to prior year primarily due to the decrease in revenues discussed above partially offset by reductions in operating expenses as Tropicana AC continues to monitor its operating expenses in response to the current economic conditions. In addition to operating expenses decreasing, depreciation and amortization expense also decreased $0.9 million due to certain assets having been fully depreciated.
In the Central region, the operating income for the three months ended March 31, 2012 was $7.4 million, a $1.1 million increase compared to the three months ended March 31, 2011. The increase in operating income is primarily related to increased revenues discussed above.
In the West region, the operating income for the three months ended March 31, 2012 was $5.7 million, a $2.4 million increase compared to the three months ended March 31, 2011. In response to the decreased revenues discussed above, our properties in the West region have decreased their operating expenses which resulted in an increase in operating income. The increase is mainly attributable to a decrease in payroll and benefits expense at all of our West properties in the three months ended March 31, 2012. At River Palms, decreased gaming capacity reduced employee counts as well. Additionally, the West region properties realized a $0.4 million decrease in depreciation and amortization expense due to certain assets having been fully depreciated.
In the South and other region operating income for the three months ended March 31, 2012 was $7.2 million, a $2.2 million increase compared to the three months ended March 31, 2011. This increase is primarily due to the increase in revenues discussed above.
Corporate expenses were $2.7 million for the three months ended March 31, 2012, a $2.7 million decrease from the three months ended March 31, 2011, driven by a reduction in payroll expenses and consulting fees.
Interest Expense
Interest expense for the three months ended March 31, 2012 and 2011 was $6.2 million and $8.1 million, respectively. The interest expense for the three months ended March 31, 2012 decreased compared to the prior year period primarily due to the $25 million principal payment and related write-off of unamortized debt issuance and discounts made on the Exit Facility in December 2011. Interest related to our Exit Facility, which was funded on March 8, 2010, accrued interest at 15% per annum. Our New Term Loan Facility was funded on March 16, 2012 and accrues interest at a floating rate, which was 7.5% per annum at March 31, 2012. Cash paid for interest expense decreased to $3.3 million from $4.9 million for the three months ended March 31, 2012 and 2011, respectively, related to the principal payment in December 2011 and the interest payment timing under the New Term Loan Facility.
Loss on debt retirement
In March 2012, we entered into the New Term Loan Facility, and a portion of the net proceeds was used to repay in full the amounts outstanding under the Exit Facility. As a result of the repayment of the Exit Facility, we recognized a $12.8 loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts.
Income Taxes
Income tax benefit was $1.4 million for the three months ended March 31, 2012 and our effective income tax rate was 22.9%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended March 31, 2012 was primarily related to disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance. For the three months ended March 31, 2011, the income tax benefit was $1.1 million and our effective tax rate was 39.7%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended March 31, 2011, was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.
Liquidity and Capital Resources
Our cash flows are and will continue to be affected by a variety of factors, many of which are outside of our control, including regulatory restrictions, competition, financial markets and other general business conditions. In March 2012, we repaid the Exit Facility with a portion of the proceeds from the New Term Loan Facility as discussed below. We believe that we will have sufficient liquidity through available cash, credit facilities and cash flow from our properties to fund our cash requirements and capital expenditures for our normal operating activities.

Part of our overall strategy includes consideration of expansion opportunities in new gaming jurisdictions, underserved markets and acquisition and other strategic opportunities that may arise periodically. We may require additional funds in order to execute on such strategic growth, and may incur additional debt or issue additional equity to finance any such transactions. We cannot assure you that we will be able to incur such debt or issue any such additional equity on acceptable terms or at all.
Our material cash requirements for our existing properties for the remainder of 2012 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $11.9 million, (ii) maintenance capital expenditures expected to be between $20 million and $30 million, (iii) growth capital expenditures, (iv) minimum lease payments under our operating leases of approximately $5.2 million, and (v) the potential construction and development costs related to Tropicana Aruba's permanent casino which is currently in the planning and design stages. The majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.
The following table summarizes our cash flows (in thousands):

	Three months ended March 31,
	2012	2011
Cash Flow Information:
Net cash provided by operating activities	$21,109	$1,157
Net cash provided by (used in) investing activities	(11,483)	782
Net cash provided by (used in) financing activities	59,086	(1,301)
Net increase in cash and cash equivalents from continuing operations	$68,712	$638
Cash paid for interest expenses was $3.3 million  and $4.9 million for the three months ended March 31, 2012 and 2011, respectively. This decrease primarily relates to the $25 million principal repayment on the Exit Facility in December 2011 as well as the timing of the interest payment under our New Term Loan Facility. Net cash provided by operating activities for the three months ended March 31, 2012 includes the loss on debt retirement and increased from the prior year period primarily related to improved operating results.
Net cash used in investing activities consists primarily of $11.8 million for capital expenditures offset by $0.9 million in sales and luxury tax rebates in the three months ended March 31, 2012. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures in the three months ended March 31, 2012 were higher than the prior year period due to capital expenditures at Tropicana AC.
Net cash provided by financing activities for the three months ended March 31, 2012 consists of the proceeds from the funding of the New Term Loan Facility net of the repayment of the Exit Facility and related penalties.
Credit Facilities
In March 2012, we entered into the Credit Facilities, which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012,the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount with the remaining outstanding amounts due on the maturity date, March 16, 2018. The New Term Loan Facility is secured by substantially all of our assets and is guaranteed by all of our domestic subsidiaries. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the outstanding amounts and terminate the Exit Facility which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. We recognized a $12.8 million loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts. An entity affiliated with Carl C. Icahn, the chairman of our board of directors and, through Icahn Enterprises, our principal beneficial stockholder, was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility. In addition, another entity affiliated with Mr. Icahn was the administrative agent and collateral agent under the Exit Facility.
The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%. An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of March 31, 2012, the interest rate was 7.50%.

At the election of the Company and subject to certain conditions, the amount available under the New Term Loan Facility may be increased by up to $75 million, which increased amount may be comprised of additional term loans and up to $20 million of revolving loans. The Letter of Credit Facility provides for the issuance of letters of credit with an aggregate stated amount of up to $15 million, through a termination date of March 16, 2017. The letters of credit issued under the Letter of Credit Facility will be secured by cash collateral in an amount no less than 103% of the face amounts of such letters of credit.
Our interest expense for the three months ended March 31, 2012 and 2011 was $6.2 million and $8.1 million, respectively, which includes $2.3 million and $3.2 million, respectively, of amortization of the related debt discount, Penny Warrants and debt issuance costs for the three months ended March 31, 2012 and 2011.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the three months ended March 31, 2012 compared to those reported in our 2011 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our New Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of March 31, 2012, assuming a 1% increase over the 7.5% floor specified in our New Term Loan Facility, our annual interest cost would change by approximately $1.8 million.
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Interim Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of March 31, 2012. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
For a description of our previously reported legal proceedings, refer to "Item 3-Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2011. Other than disclosed below, there have been no material developments with respect to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2011.
Aztar v. Marsh
In April 2012, the Superior Court of New Jersey, Law Division, Atlantic County (the "Court") granted the motion for Summary Judgment filed by the Marsh Defendants dismissing Aztar's complaint with prejudice. Subsequently, Aztar filed a Motion for Reconsideration with the Court, which motion is pending the Court's consideration.
ITEM 1A.    RISK FACTORS.
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011 includes a discussion of our risk factors. Other than as set forth below, there have been no material changes to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Risks Related to Our Indebtedness
A significant portion of our indebtedness is subject to floating interest rates, which may expose us to higher interest payments.
A substantial portion of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of March 31, 2012, approximately $171.5 million of our indebtedness, which represents the outstanding balance under our New Term Loan Facility, was subject to floating interest rates. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.

Our indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.
Our indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness. The terms of the New Term Loan Facility require us to comply with a first lien net leverage ratio and a total net leverage ratio. The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by us and our subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). In addition, other covenants in the New Term Loan Facility may restrict our flexibility. Such covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Additionally, there may be factors beyond our control that could affect our ability to meet debt service requirements. Our ability to meet debt service requirements will depend on our future performance and our ability to sustain sales conditions in the markets in which we operate, the economy generally, and other factors that are beyond our control. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure that our businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.
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

10.1
Credit Agreement by and among Tropicana Entertainment Inc., the lenders party thereto from time to time, UBS AG, Stamford Branch, as administrative agent and collateral agent, and UBS Securities LLC, as Sole Bookrunner and Sole Lead Arranger. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 16, 2012)

10.2
Reimbursement Agreement, by and between Tropicana Entertainment Inc. and UBS AG, Stamford Branch, as issuing bank (Incorporated by reference to the Company's Current Report on Form 8-K dated March 16, 2012)

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Unaudited Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to the Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROPICANA ENTERTAINMENT INC.

Date:	May 1, 2012	By:	/s/ LANCE J. MILLAGE
		Name:	Lance J. Millage
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)