Form 10-Q
period 2012-06-30
Tropicana Entertainment Inc.
filed 2012-08-03
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2012
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
8345 W. Sunset Road, Las Vegas, Nevada 89113 (Address of principal executive offices, Zip Code)
Registrant's telephone number, including area code: 702-589-3900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of July 27, 2012, there were 26,312,500 shares outstanding of the registrant's common stock, $.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$225,002	$149,743
Restricted cash	17,562	15,612
Receivables, net	40,909	42,858
Inventories	4,011	4,065
Prepaid expenses and other assets	13,378	10,783
Total current assets	300,862	223,061
Property and equipment, net	446,879	441,171
Goodwill	24,928	24,928
Intangible assets, net	68,859	76,954
Investments	34,978	34,007
Other assets, net	17,867	21,433
Total assets	$894,373	$821,554

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,793	$1,342
Accounts payable	39,293	41,986
Accrued expenses and other current liabilities	75,449	75,241
Total current liabilities	116,535	118,569
Long-term debt, net	169,555	92,745
Other long-term liabilities	7,942	8,198
Deferred tax liabilities	19,477	19,477
Total liabilities	313,509	238,989
Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at June 30, 2012 and December 31, 2011	263	263
Additional paid-in capital	600,359	605,999
Accumulated deficit	(19,758)	(23,697)
Total shareholders' equity	580,864	582,565
Total liabilities and shareholders' equity	$894,373	$821,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues:
Casino	$131,976	$115,200	$259,725	$244,121
Room	25,497	27,472	48,668	53,192
Food and beverage	21,762	21,692	42,780	44,073
Other	6,065	6,141	11,498	11,555
Gross revenues	185,300	170,505	362,671	352,941
Less promotional allowances	(21,692)	(25,625)	(43,832)	(51,200)
Net revenues	163,608	144,880	318,839	301,741
Operating costs and expenses:
Casino	57,566	58,658	116,579	123,201
Room	9,776	8,348	17,894	15,473
Food and beverage	9,861	9,163	19,405	18,635
Other	4,580	3,511	8,108	6,152
Marketing, advertising and promotions	10,452	7,895	19,429	15,501
General and administrative	30,869	30,246	61,301	63,917
Maintenance and utilities	15,607	16,052	30,647	32,922
Depreciation and amortization	8,085	7,332	16,033	17,114
Impairment charges	1,776	—	1,776	—
Total operating costs and expenses	148,572	141,205	291,172	292,915
Operating income	15,036	3,675	27,667	8,826
Other income (expense):
Interest expense	(3,645)	(8,103)	(9,821)	(16,153)
Interest income	193	192	332	414
Loss on debt retirement	—	—	(12,847)	—
Total other income (expense)	(3,452)	(7,911)	(22,336)	(15,739)
Income (loss) from continuing operations before income taxes	11,584	(4,236)	5,331	(6,913)
Income tax benefit (expense)	(2,824)	1,505	(1,392)	2,568
Income (loss) from continuing operations	8,760	(2,731)	3,939	(4,345)
Gain from discontinued operations, net	—	—	—	158
Net income (loss)	$8,760	$(2,731)	$3,939	$(4,187)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$0.33	$(0.10)	$0.15	$(0.16)
Gain from discontinued operations, net	—	—	—	—
Net income (loss)	$0.33	$(0.10)	$0.15	$(0.16)

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313	26,313	26,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$3,939	$(4,187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on debt retirement	12,847	—
Gain from disposal of discontinued operations, net	—	(1,007)
Depreciation and amortization	16,033	17,114
Amortization of debt discount and debt issuance costs	2,648	6,330
Impairment charges	1,776	—
Loss (gain) on disposition of asset	85	(129)
Changes in current assets and current liabilities:
Receivables, net	1,949	(4,740)
Inventories, prepaids and other assets	(2,541)	(1,634)
Accounts payable, accrued expenses and other liabilities	(2,486)	(10,922)
Other	3,273	2,369
Net cash provided by operating activities	37,523	3,194
Cash flows from investing activities:
Additions of property and equipment	(23,045)	(13,299)
Proceeds from sale of discontinued operations	—	2,731
Other	761	1,872
Net cash used in investing activities	(22,284)	(8,696)
Cash flows from financing activities:
Proceeds from issuance of debt	171,500	—
Payment on early retirement of debt	(2,048)	—
Payments on debt	(104,158)	(1,319)
Restricted cash	(1,950)	2,897
Payment of financing costs	(3,324)	—
Net cash provided by financing activities	60,020	1,578
Net increase (decrease) in cash and cash equivalents	75,259	(3,924)
Decrease in cash and cash equivalents related to assets held for sale	—	1,488
Cash and cash equivalents, beginning of period	149,743	154,442
Cash and cash equivalents, end of period	$225,002	$152,006

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$7,100	$9,823
Cash paid for income taxes	2,629	3,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1—ORGANIZATION AND BACKGROUND
Organization
Tropicana Entertainment Inc. (the "Company," "TEI," "we," "us," or "our"), a Delaware corporation, is an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. The Company's United States properties include three casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi and New Jersey. The Company views each property as an operating segment which it aggregates by region in order to present its reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The current operations of the Company, by region, include the following:

•	East—Tropicana Casino and Resort, Atlantic City ("Tropicana AC") located in Atlantic City, New Jersey;

•	Central—Casino Aztar Evansville ("Casino Aztar") located in Evansville, Indiana;

•
West—Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") located in Laughlin, Nevada; River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada; and MontBleu Casino Resort & Spa ("MontBleu") located in Lake Tahoe, Nevada; and

•
South and other—Belle of Baton Rouge ("Belle of Baton Rouge") located in Baton Rouge, Louisiana; Trop Casino Greenville ("Tropicana Greenville") located in Greenville, Mississippi and Tropicana Aruba Resort & Casino ("Tropicana Aruba") located in Noord, Aruba.

In March 2011, Columbia Properties Vicksburg, LLC ("CP Vicksburg"), a wholly owned subsidiary of the Company, sold substantially all the assets and certain liabilities associated with the operation of Horizon Vicksburg Casino ("Horizon Vicksburg") in Vicksburg, Mississippi.
In April 2012, the Bayou Caddy's Jubilee Casino ("Jubilee") riverboat facility was closed and its operations were consolidated into the Lighthouse Point Casino as part of a project to expand and rebrand that property as Trop Casino Greenville. The grand opening of Trop Casino Greenville occurred in May 2012. Because the Company is continuing operations within the Greenville market by combining the operations into one facility, Jubilee is not presented as discontinued operations in the accompanying condensed consolidated financial statements.
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
On October 28, 2010, immediately following Mississippi Gaming Commission approval, the Company elected to effect a merger which resulted in the purchase of the minority interests in Greenville Riverboat, LLC, the Company's subsidiary that owns Tropicana Greenville (formerly Lighthouse Point). The minority owner received $2.5 million in January 2011, and

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

exercised its appraisal rights requesting an additional $3.2 million as payment for its minority interest. The minority owner also asserted certain cross claims against Tropicana Greenville in the appraisal proceedings for additional distributions. The Company believes that the cross claims are without merit and intends to vigorously defend the same, and also has contested any additional payment for the minority interest. There can be no assurance that the Company will succeed in this proceeding, and the Company could be required to make additional payments.
On December 1, 2010, the Company, through CP Vicksburg, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Delta Investments & Development, LLC ("Delta") pursuant to which it agreed to sell substantially all of the assets associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash and the assumption by Delta of certain liabilities associated with Horizon Vicksburg. The transaction closed in March 2011, resulting in a gain of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2011.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles in the United States ("GAAP") are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, from which the accompanying condensed consolidated balance sheet information as of that date was derived.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in the Company's financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the impairment of long-lived assets, intangible assets, CRDA investments, enterprise value allocations made in connection with fresh-start reporting, fair values of acquired assets and liabilities, self-insured liability reserves, customer loyalty program reserves, contingencies, litigation, claims, assessments and loss contingencies. Actual results could differ from these estimates. At December 31, 2011 the Company estimated bonus accruals to be paid out in 2012. Actual payments of bonuses occurred in April 2012 and resulted in a reduction of the bonus accrual of $1.2 million. The impact of this change in accounting estimate is an increase of $1.2 million to operating income for the six months ended June 30, 2012.
Restricted Cash
Restricted cash consisted primarily of funds invested in approved money market funds. At June 30, 2012 and December 31, 2011, $9.6 million and $9.6 million, respectively, were restricted by the bankruptcy court in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $8.0 million and $6.0 million, respectively, were restricted to collateralize letters of credit.
Fair Value of Financial Instruments
The carrying values of our cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The carrying values of investments, which include deposits and

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

bonds, approximate fair value as items are presented net of a valuation allowance and in the case of the bonds, net of an unamortized discount.
The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of June 30, 2012 is approximately $174.1 million.
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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Room	$3,749	$5,078	$8,636	$11,060
Food and beverage	10,157	10,193	19,673	20,615
Other	758	1,274	1,236	2,556
Total	$14,664	$16,545	$29,545	$34,231
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
Reclassifications
The Company reclassified certain items in the three and six months ended June 30, 2011 to conform to the current year presentation. The reclassifications resulted from the conversion of Tropicana AC's chart of accounts to the Company's standardized chart of accounts and had no effect on the previously reported operating income or net loss. These reclassifications included (1) a reclassification in free play from promotional allowances to casino revenue, which reduced previously reported casino revenues and promotional allowances by $12.4 million and $26.0 million for the three and six months ended June 30, 2011, respectively, (2) a reclassification from marketing, advertising and promotions to various other department expense lines of $6.1 million and $13.1 million for the three and six months ended June 30, 2011, respectively, and (3) a reclassification from marketing, advertising and promotions to promotional allowances, which decreased previously reported net revenues by $47,000 and $415,000 for the three and six months ended June 30, 2011, respectively.
Favorable lease adjustment
In connection with the adoption of fresh-start reporting as of the Effective Date, the Company recognized favorable lease assets which were being amortized to rental expense on a straight-line basis over 30 years. During the quarter ended June 30, 2012, the Company determined that certain favorable lease agreements were not assumed by the Company pursuant to the Company's Plan of Reorganization and emergence from bankruptcy and, accordingly, the related favorable lease asset should

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

not have been recognized on the Effective Date. The Company evaluated the effects of this adjustment on the financial statements and concluded that the error was not material to any prior annual or interim periods or the current period. In the six months ended June 30, 2012, the Company reduced Additional paid-in capital by $5.6 million, reduced Intangible assets, net by $5.3 million and reversed rental expense of $0.3 million related to prior periods to remove the favorable lease assets.
NOTE 3—RECEIVABLES
Receivables consist of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Casino	$21,735	$26,064
Hotel	7,425	5,179
Predecessors' administrative tax claim	14,314	14,314
Other	9,730	9,784
	53,204	55,341
Allowance for doubtful accounts	(12,295)	(12,483)
Receivables, net	$40,909	$42,858
The Predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. The timing of any collections on these claims is uncertain and is pending litigation.
NOTE 4—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	June 30, 2012	December 31, 2011
		(unaudited)
Land	—	$92,840	$92,840
Buildings and improvements	10 - 40	314,588	301,948
Furniture, fixtures and equipment	3 - 7	92,194	82,892
Riverboats and barges	5 - 15	19,802	19,148
Construction in progress	—	7,525	9,336
		526,949	506,164
Accumulated depreciation		(80,070)	(64,993)
Property and equipment, net		$446,879	$441,171
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
In connection with the application of fresh-start reporting, we recorded goodwill and intangible assets which were adjusted during our annual impairment testing in the fourth quarter of 2011.
Changes in the carrying amount of Goodwill are as follows (in thousands):

	June 30, 2012
	(unaudited)			December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Goodwill	$26,659	$1,731	$24,928	$26,659	$1,731	$24,928

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Intangible assets consist of the following (in thousands):

	Estimated life (years)	June 30, 2012	December 31, 2011
		(unaudited)
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	28,700	28,700
Customer lists	3	3,079	3,079
Favorable lease	5 - 42	15,651	24,100
Total intangible assets		72,930	81,379
Less accumulated amortization:
Customer lists		(2,395)	(1,882)
Favorable lease		(1,676)	(2,543)
Total accumulated amortization		(4,071)	(4,425)
Intangible assets, net		$68,859	$76,954
Upon the adoption of fresh-start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the "Tropicana" trade name which was reduced by a $3.7 million impairment loss during the fourth quarter of 2010 and an additional $0.3 million impairment loss in the fourth quarter of 2011. The Company also recognized, upon the adoption of fresh-start reporting, $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators, which was reduced by a $15.3 million impairment loss during the fourth quarter of 2010. At June 30, 2012, the indefinite life gaming license of $28.7 million is related to Casino Aztar.
Customer lists, which represent the value associated with customers enrolled in our customer loyalty programs, were valued at $1.7 million upon adoption of fresh-start reporting and $1.4 million was also recognized in connection with the Tropicana AC acquisition and are being amortized on a straight-line basis over three years. Amortization expense related to customer lists, which is amortized to depreciation and amortization expense, for the three months ended June 30, 2012 and 2011 was $0.3 million and $0.3 million, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $0.5 million and $0.5 million respectively.
Favorable lease arrangements were valued at $8.6 million upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over 30 years, which approximates the remaining useful life of the respective leased facility. In the second quarter of 2012, the Company determined that certain lease arrangements valued upon adoption of fresh-start reporting were overstated; however, the amount was not material to any prior period or the current period. Accordingly, the Company reduced the intangible asset, net of accumulated amortization, by $5.3 million as of June 30, 2012 (see Note 2 - Favorable lease adjustment). In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million of intangibles assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. In the second quarter of 2012, management reviewed the tenant leases at Tropicana AC and determined that there was a $1.8 million impairment due to certain original tenant leases being terminated early. The remaining balance of $1.4 million, net of accumulated amortization, will continue to be amortized over the remaining useful life. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized $10.3 million of intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease of approximately 42 years. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the three months ended June 30, 2012 and 2011, was $0.2 million and $0.4 million, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $0.5 million and $0.7 million, respectively.
NOTE 6—INVESTMENTS
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the Casino Reinvestment Development Authority (the "CRDA"). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at June 30, 2012 and December 31, 2011 approximates their fair value.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Investments consist of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Investment in bonds—CRDA	$15,191	$14,173
Less unamortized discount	(4,145)	(3,882)
Less valuation allowance	(2,988)	(2,972)
Deposits—CRDA	30,485	30,961
Less valuation allowance	(7,708)	(7,862)
Direct investment—CRDA	5,187	4,633
Less valuation allowance	(1,044)	(1,044)
Total investments	$34,978	$34,007
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and record the deposit at fair value on the date the deposit obligation arises. During the six months ended June 30, 2012 and 2011, the Company charged $0.1 million and $1.0 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statement of operations.
NOTE 7—OTHER ASSETS
Other assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Debt issuance costs	$3,246	$3,224
Casino Aztar prepaid rent	6,525	7,875
Deposits	6,055	7,614
Other	2,041	2,720
Other assets	$17,867	$21,433
NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Accrued payroll and benefits	$27,181	$25,743
Accrued gaming and related	13,208	12,101
Accrued taxes	8,016	11,932
Predecessors' administrative tax claim	13,628	13,628
Other accrued expenses and current liabilities	13,416	11,837
Total accrued expenses and other current liabilities	$75,449	$75,241
The Predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. The Company is in the process of determining the timing and amount of the Predecessors' claims to be settled.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 9—DEBT
Debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
New Term Loan Facility, due 2018, interest at 7.5% at June 30, 2012, net of unamortized discount of $3.3 million at June 30, 2012	$171,238	$—
Term Loan Facility, due 2013, interest at 15% at December 31, 2011, net of unamortized discount of $9.7 million at December 31, 2011 (related party)	—	93,956
Other long-term debt	110	131
Total long-term debt	171,348	94,087
Less current portion of debt	(1,793)	(1,342)
Total long-term debt, net	$169,555	$92,745
Credit Facilities
In March 2012, the Company entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The New Term Loan Facility is secured by substantially all of the Company's assets and is guaranteed by all of the Company's domestic subsidiaries. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. During the six months ended June 30, 2012 the Company recognized a $12.8 million loss on debt retirement which consists of a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts.
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
The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%. An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of June 30, 2012, the interest rate was 7.5%.
The New Term Loan Facility may be prepaid at the option of the Company any time without penalty (other than customary breakage fees), except that a 1% premium will apply in certain circumstances if prepaid prior to March 16, 2013. The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, (ii) compliance with a first lien net leverage ratio, measured quarterly on a trailing twelve-month basis (commencing at 3.50:1.00 for the fiscal quarter ending June 30, 2012, and reducing over time to 2.50:1.00 beginning as of the fiscal quarter ending March 31, 2016), and (iii) compliance with a total net leverage ratio, measured quarterly on a training twelve-month basis, of 5.00:1.00. Key defaults include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Term Loan Facility and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the New Term Loan Facility). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at June 30, 2012.
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
NOTE 10—RELATED PARTY TRANSACTIONS
Icahn Affiliates
On May 4, 2009, pursuant to the Plan, the Company entered into a commitment letter (the "Commitment Letter") with Icahn Affiliates, pursuant to which Icahn Affiliates committed to provide, on a fully underwritten basis, the Exit Facility. At the time of the repayment of the Exit Facility in March 2012, an entity affiliated with Mr. Icahn was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility. In addition, another entity affiliated with Mr. Icahn was the administrative agent and collateral agent under the Exit Facility. The Company and TEH paid a total of $9.5 million in debt issuance costs related to the Exit Facility. Unamortized debt issuance costs of $3.2 million were included in other assets, net on the accompanying condensed consolidated balance sheet as of December 31, 2011. In March 2012, when the Exit Facility was repaid in full, the Company paid a prepayment penalty to the lenders of $2.0 million and expensed the remaining unamortized debt issuance costs of $2.7 million to loss on debt retirement in the six months ended June 30, 2012.
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
NOTE 11—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

increased by the same percentage that the consumer price index has increased from 2009 thereafter, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $8.5 million and $8.7 million on the accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively.
Casino Aztar Land Lease
The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Casino Aztar is situated. Under the terms of the lease, the Company may extend the lease term through November 30, 2040 by exercising up to seven five-year renewal options. In March 2010, the Company amended the Casino Aztar land lease and exercised its second of its seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2.0 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 12% of the AGR in excess of $100 million. In accordance with the lease renewal, during the Successor Period the Company paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015. In addition, per the terms of the lease, the Company agreed to construct a pedestrian bridge to Casino Aztar as a leasehold improvement at an estimated cost of approximately $3.0 million to be completed within three years after the Effective Date. The bridge opened in April 2012 at a cost of approximately $3.4 million.
Belle of Baton Rouge Lease
Belle of Baton Rouge leases certain land and buildings under separate leases, with annual payments of $0.2 million which run through 2013 with options to extend for up to 70 years. In addition, Belle of Baton Rouge leases a parking lot with annual rent of $0.6 million through August 2012.
Tropicana Greenville Lease
Tropicana Greenville leases approximately four acres of land on which the docking, entry and parking facilities of the casino are situated. Tropicana Greenville is required to pay an amount equal to 2% of its monthly gross gaming revenues in rent, with a minimum monthly payment of $75,000. In addition, in any given year in which annual gross gaming revenues exceed $36.6 million, Tropicana Greenville is required to pay 8% of the excess amount as rent pursuant to the terms of the lease. The current lease expires in 2014 with an option to extend its term through 2044.
Jubilee Lease
The Company has a lease agreement with the City of Greenville, Mississippi, for the moorage, docking and berthing of Jubilee. The current lease with the City of Greenville requires annual rental payments of $420,000 which expires in August 2020 and provides the Company with the option of two five-year renewals. Jubilee ceased operations at its riverboat facility in April 2012, however the Company is still evaluating its future uses of the facility in connection with its operations at Tropicana Greenville. Under the terms of the lease, the Company is obligated to continue rent payments and the vessel may remain on the premises for a period of up to one year from the date of cessation of operations.
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
Other Commitments and Contingencies
2011 New Jersey Legislation
On February 1, 2011, the Governor of New Jersey signed two pieces of legislation, effective on that date, S-11 (the

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

"Tourism District Bill") and S-12 (the "Deregulation Bill"). The overall intent of the Tourism District Bill among other things delegates redevelopment authority and creation of a master plan to the CRDA and allows the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. Through this legislation the AC Casinos are required to contribute $5.0 million prior to 2012. Thereafter, the legislation obligates the AC Casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for the Tourism District Bill in the aggregate amount of $30.0 million annually over the next five years. Each AC Casino's proportionate share of the assessment will be based on the gross revenue generated in the preceding fiscal year. The Company estimates its portions of these industry obligations to be approximately 8.4%.
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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the Chapter 11 Cases, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions was conducted on September 27, 2011 and the parties are awaiting the Court's decision regarding these motions.
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
NOTE 12—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its Common Stock, $0.01 par value per share, of which 26,312,500 shares were issued and outstanding as of June 30, 2012. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of June 30, 2012. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Warrants
In accordance with the Plan, holders of the Predecessors' $960 million of 95/8% Senior Subordinated Notes and general unsecured claims received Ordinary Warrants to purchase 3,750,000 shares of Common Stock. The Ordinary Warrants have a four year, six month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as a reorganization item of the Predecessors statements of operations.
In addition, pursuant to the terms of the Exit Facility, the Company issued Penny Warrants to purchase 1,312,500 shares of Common Stock at a strike price of $0.01 to participating lenders on the Effective Date. The Penny Warrants had a term of 3 months. The Company valued the Penny Warrants using the Black-Scholes option valuation model assuming a life of 0.24 years, a volatility factor of 41% and a risk free rate of 0.16%. During 2011, all the 1,312,500 Penny Warrants were exercised at $0.01 per share. The resulting value of $19.5 million was treated as a debt discount and netted against the carrying value of the Exit Facility on the accompanying condensed consolidated balance sheet as of December 31, 2011. The discount was amortized at a constant rate applied to the outstanding balance of the Exit Facility with a corresponding increase in non-cash interest expense. The unamortized balance of $5.5 million was included in the loss on debt retirement in March 2012 when the Exit Facility was repaid in full.
Significant Ownership
At June 30, 2012, Mr. Icahn indirectly controlled approximately 65.1% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
NOTE 14—DISCONTINUED OPERATIONS
As discussed in Note 1, on December 1, 2010, the Company, through CP Vicksburg, entered into an agreement to sell substantially all of the assets of Horizon Vicksburg, and as a result, its operations are presented as discontinued operations in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2011. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed consolidated statements of cash flows.
Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

Six months ended June 30, 2011
Net revenues	$1,652
Operating costs and expenses	2,416
Loss from operations	(764)
Interest income, net	1
Gain from disposal of discontinued operations, net	1,007
Income tax expense	(86)
Gain from discontinued operations, net	$158
Gain from Disposal of Discontinued Operations, Net
The Company no longer owned or operated Horizon Vicksburg as of March 25, 2011. As a result, the Company recorded a gain from the disposition of Horizon Vicksburg in the first quarter of 2011 of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2011.
NOTE 15—INCOME TAXES
The Company's effective income tax rate from continuing operations for the three months ended June 30, 2012 and 2011 was 24.4% and 35.5%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2012 was primarily related to disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2011 was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.
The Company's effective income tax rate from continuing operations for the six months ended June 30, 2012 and 2011 was 26.1% and 37.1%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2012 was primarily related to disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance. The difference between the federal statutory rate of 35% and the effective tax rate for the six months ended June 30, 2011, was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
NOTE 16—FLOODING AND RELATED EXPENSES
Tropicana Greenville and Jubilee, both located in Greenville, Mississippi, closed for approximately 29 days in May 2011, as a result of Mississippi River flooding. The land based building at Tropicana Greenville suffered damage from the flooding. During 2011, Tropicana Greenville and Jubilee recorded a total of approximately $0.8 million of expenses, primarily comprised of payroll, certain fixed expenses and repairs. Although property damage at Jubilee was minor, the damage sustained at Tropicana Greenville resulted in approximately $0.2 million write-down of fixed assets.
Insurance Coverage
Insurance policies carried on both Tropicana Greenville and Jubilee include coverage for property damage and business interruption subject to a deductible. The Company filed claims with its insurance carriers for Tropicana Greenville and Jubilee under its property and business interruption policies in July 2011. As of June 30, 2012, the Company had received $4.5 million in advances from its insurance carriers, which resulted in a deferred gain of $3.5 million and $1.6 million, net of the expenses and write-downs noted above, as of June 30, 2012 and December 31, 2011, respectively, which is included in the accompanying condensed consolidated balance sheets in accrued expenses and other current liabilities. It is unknown how much will ultimately be received for the Company's claims, therefore no additional receivable has been recorded.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 17—SEGMENT INFORMATION
The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, (iv) and South and other. The Company uses operating income to compare operating results among its segments and allocate resources.
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income (loss) from continuing operations before income taxes for the quarters ended June 30, 2012 and 2011 (in thousands, unaudited):

	Three months ended June 30,
	2012	2011
Net revenues:
East	$75,082	$61,713
Central	30,876	31,489
West	28,771	29,304
South and other	28,879	22,374
Corporate	—	—
Total net revenues	$163,608	$144,880
Operating income:
East	$4,755	$(4,537)
Central	7,046	6,950
West	1,732	2,530
South and other	5,609	2,453
Corporate	(4,106)	(3,721)
Total operating income	$15,036	$3,675
Reconciliation of operating income to income (loss) from continuing operations before income taxes:
Operating income	$15,036	$3,675
Interest expense	(3,645)	(8,103)
Interest income	193	192
Income (loss) from continuing operations before income taxes	$11,584	$(4,236)

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income (loss) from continuing operations before income taxes for the six months ended June 30, 2012 and 2011 (in thousands, unaudited):

	Six months ended June 30,
	2012	2011
Net revenues:
East	$134,975	$125,738
Central	63,069	62,816
West	61,257	62,509
South and other	59,538	50,678
Corporate	—	—
Total net revenues	$318,839	$301,741
Operating income:
East	$(238)	$(8,567)
Central	14,469	13,303
West	7,410	5,776
South and other	12,826	7,438
Corporate	(6,800)	(9,124)
Total operating income	$27,667	$8,826
Reconciliation of operating income to income (loss) from continuing operations before income taxes:
Operating income	$27,667	$8,826
Interest expense	(9,821)	(16,153)
Interest income	332	414
Loss on debt retirement	(12,847)	—
Income (loss) from continuing operations before income taxes	$5,331	$(6,913)

	June 30, 2012	December 31, 2011
Assets by segment:
East	$345,262	$336,202
Central	155,354	158,682
West	112,660	115,160
South and other	119,403	121,681
Corporate	161,694	89,829
Total assets	$894,373	$821,554

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
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include three casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of June 30, 2012, our properties collectively included approximately 381,000 square feet of gaming space with 7,128 slot machines, 229 table games and 6,045 hotel rooms.
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

•
South and other—Belle of Baton Rouge Casino and Hotel ("Belle of Baton Rouge") located in Baton Rouge, Louisiana; Trop Casino Greenville ("Tropicana Greenville") located in Greenville, Mississippi; and Tropicana Aruba Resort and Casino ("Tropicana Aruba") located in Noord, Aruba.

In April 2012, the Bayou Caddy's Jubilee Casino ("Jubilee") riverboat facility was closed and its operations were consolidated into the Lighthouse Point Casino as part of a project to expand and rebrand that property as Trop Casino Greenville. The grand opening of Trop Casino Greenville occurred in May 2012. Because the Company is continuing operations within the Greenville market by combining the operations into one facility, Jubilee is not presented as discontinued operations.
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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Tropicana AC.  In addition to its traditional guests, Tropicana AC's marketing strategy targets high end table games players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table games hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table games hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods due to this marketing strategy. For the three and six months ended June 30, 2012, the table game hold increased 9.3 percentage points and 0.3 percentage points, respectively, when compared to the same periods in the prior year. These hold percentages are not necessarily indicative of results that can be expected for future periods.

•	General Economic Conditions. Uncertain economic conditions continue to adversely impact us and the gaming industry as a whole.

•
Debt and Interest Expense.  In March 2012, we entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount through December 2017 with the remaining outstanding amounts due on March 16, 2018, the maturity date. The obligations under the New Term Loan Facility bear interest at a floating rate which was 7.50% as of June 30, 2012. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. We recognized a $12.8 loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts during the six months ended June 30, 2012. An entity affiliated with Carl C. Icahn, the chairman of our board of directors and, through Icahn Enterprises, our principal beneficial stockholder, was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility. In addition, another entity affiliated with Mr. Icahn was the administrative agent and collateral agent under the Exit Facility. Our interest expense was $3.6 million and $8.1 million for the three months ended June 30, 2012 and 2011, respectively, which includes amortization of the related debt discount, Penny Warrants and debt issuance costs of $0.3 million and $3.2 million for the three months ended June 30, 2012 and 2011, respectively. Our interest expense was $9.8 million and $16.2 million for the six months ended June 30, 2012 and 2011, respectively, which includes amortization of the related debt discount, Penny Warrants and debt issuance costs of $2.6 million and $6.3 million for the six months ended June 30, 2012 and 2011, respectively.
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

•
Tropicana Greenville.  In April 2012 we closed the Jubilee riverboat facility and consolidated its operations with Tropicana Greenville which occurred in May 2012. Also, both Greenville properties were closed for 29 days during the three months ended June 30, 2011.

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

Three months ended June 30, 2012 compared to three months ended June 30, 2011
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended June 30,
	2012	2011
Net revenues:
East	$75,082	$61,713
Central	30,876	31,489
West	28,771	29,304
South and other	28,879	22,374
Corporate	—	—
Total net revenues	$163,608	$144,880
Operating income:
East	$4,755	$(4,537)
Central	7,046	6,950
West	1,732	2,530
South and other	5,609	2,453
Corporate	(4,106)	(3,721)
Total operating income	$15,036	$3,675
Operating income margin(a):
East	6.3%	(7.4)%
Central	22.8%	22.1%
West	6.0%	8.6%
South and other	19.4%	11.0%
Total operating income margin	9.2%	2.5%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Three months ended June 30,
	2012	2011
Revenues:
Casino	$131,976	$115,200
Room	25,497	27,472
Food and beverage	21,762	21,692
Other	6,065	6,141
Gross revenues	185,300	170,505
Less promotional allowances	(21,692)	(25,625)
Net revenues	$163,608	$144,880
Net Revenues
In the East region, net revenues were $75.1 million for the three months ended June 30, 2012, an increase of $13.4 million, or 21.7%, when compared to the three months ended June 30, 2011. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 6.9% in the three months ended June 30, 2012. Tropicana AC's net revenues increased from the prior year period primarily due to a $13.1 million increase in casino revenues. Tropicana AC results increased more than the Atlantic City market as a whole primarily due to volatility in the table games hold percentage associated with high end table games play and higher slot volumes. Table games volumes at Tropicana AC were 21.1% lower than the same period in the prior year, however the table games hold percentage was 16.5%, or 9.7 percentage points higher than the same period in the prior year. The increase in table games revenues resulting from the higher table games hold percentage was in addition to increased slot revenues related to a 6.0% increase in slot volumes at Tropicana AC. The average daily room rate decreased to $85 for the three months ended June 30, 2012 from $105 for the three months ended June 30, 2011. Due to continued competition from Pennsylvania, Tropicana AC decreased their complimentary room rates to casino customers to drive occupancy and slot volumes during the three months ended June 30, 2012. The occupancy rate for the three months ended June 30, 2012 at Tropicana AC was 86%, down slightly from 87% in the three months ended June 30, 2011.
In the Central region, net revenues were $30.9 million for the three months ended June 30, 2012, a decrease of $0.6 million, or 1.9%, over the three months ended June 30, 2011 primarily due to reduced customer volumes. Gaming revenues in the Central region decreased compared to the prior year period primarily due to a 4.2% decrease in slot volumes and a 0.7% decrease in table games volumes. Gaming volumes in the three months ended June 30, 2011 were slightly higher than normal due to the weather-related closure of one of our competitors in May 2011. The occupancy rate for the three months ended June 30, 2012 at Casino Aztar was 71%, a decrease from 76% in the three months ended June 30, 2011. The average daily room rate at Casino Aztar was $85 for the three months ended June 30, 2012, compared to $84 for the three months ended June 30, 2011.
In the West region, net revenues were $28.8 million for the three months ended June 30, 2012, a decrease of $0.5 million, or 1.8%, compared to the three months ended June 30, 2011. The decrease was primarily driven by a 5.9% decline in slot volumes and a 0.7% decrease in table games volumes. Net revenues and volumes in the West region continue to be negatively impacted by the deterioration of casino revenue in the Laughlin market resulting from the continuing poor economic conditions and reduced consumer discretionary spending. Net revenues at our Laughlin properties declined $1.2 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. In addition to the negative impacts on net revenues resulting from general market conditions in Laughlin, management has shifted the marketing strategy to focus on attracting more profitable customers and has reduced the gaming capacity at River Palms to minimize expenses. The average daily room rate for the West region was $44 for the three months ended June 30, 2012, compared to $39 for the three months ended June 30, 2011. The occupancy rate for the three months ended June 30, 2012 and 2011 at our properties in the West region was 48% and 57%, respectively. The decrease in the occupancy rate is attributable to the increased room rates in Laughlin which is a result of the shift in strategy to attracting more profitable customers.
In the South and other region, net revenues were $28.9 million for the three months ended June 30, 2012, an increase of $6.5 million, or 29.1%, compared to the three months ended June 30, 2011. The opening of a temporary casino at Tropicana Aruba in December 2011, contributed an increase of $0.9 million in net revenues during the three months ended June 30, 2012. Results at the Belle of Baton Rouge increased $3.7 million primarily due to a 15.6% increase in slot volumes and a 28.3% increase in table games volumes. The United States Bowling Congress is holding their annual national bowling tournament in Baton Rouge from February through July 2012, which has increased visitation to that property. Our Mississippi properties contributed a $1.9 million increase in revenues related to their closure for approximately 29 days due to Mississippi River flooding in the three months ended June 30, 2011. The occupancy rate at our properties in the South and other region was 63% and 42% for the three months ended June 30, 2012 and 2011, respectively. The average daily room rate for the South and other region was $96 and $67 for the three months ended June 30, 2012 and 2011. Room revenues increased for the South and other region during the three months ended June 30, 2012 due to a full quarter of results from the temporary casino at Tropicana Aruba, an increase in the occupancy and average daily room rates at Belle of Baton Rouge and a full quarter of operations at our Mississippi hotel.
Operating Income
In the East region, the operating income for the three months ended June 30, 2012 was $4.8 million, compared to an operating loss of $4.5 million for the three months ended June 30, 2011. The operating income in the East Region was favorable compared to prior year primarily due to the increase in revenues discussed above partially offset by increased promotional spending at Tropicana AC and a $1.8 million impairment charge recognized in the three months ended June 30, 2012 related to Tropicana AC's favorable lease intangible assets. In addition to operating expenses increasing, depreciation and amortization expense also increased $0.3 million due to capital improvements placed in service during the three months ended June 30, 2012.
In the Central region, the operating income for the three months ended June 30, 2012 was $7.0 million, a $0.1 million increase compared to the three months ended June 30, 2011. The increase in operating income is primarily related to decreased revenues discussed above offset by decreased property taxes during the three months ended June 30, 2012.
In the West region, the operating income for the three months ended June 30, 2012 was $1.7 million, a $0.8 million decrease compared to the three months ended June 30, 2011. The decrease is mainly attributable to decreased revenues discussed above in the three months ended June 30, 2012.
In the South and other region operating income for the three months ended June 30, 2012 was $5.6 million, a $3.2 million increase compared to the three months ended June 30, 2011. This increase is primarily due to the increase in revenues discussed above, partially offset by increased operating expenses related to increased marketing in the current quarter for the new Tropicana Greenville as well as lower expenses in 2011 due to the Mississippi property closures.
Corporate expenses were $4.1 million for the three months ended June 30, 2012, a $0.4 million increase from the three months ended June 30, 2011, driven by a one-time charge for terminating our corporate office lease in June 2012 and moving to a less expensive location.
Interest Expense
Interest expense for the three months ended June 30, 2012 and 2011 was $3.6 million and $8.1 million, respectively. The interest expense for the three months ended June 30, 2012 decreased compared to the prior year period primarily due to the New Term Loan Facility which was funded in March 2012 and accrues interest at a floating rate, which was 7.5% per annum as June 30, 2012. Under our Exit Facility, interest expense was accrued at 15% per annum and also included approximately $3.2 million of amortization of the related debt discount, Penny Warrants and debt issuance costs for the three months ended June 30, 2011. Cash paid for interest expense decreased to $3.8 million from $4.9 million for the three months ended June 30, 2012 and 2011, respectively, related to the interest rate and the interest payment timing under the New Term Loan Facility.
Income Taxes
Income tax expense was $2.8 million for the three months ended June 30, 2012 and our effective income tax rate was 24.4%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended June 30, 2012 was primarily related to disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance. For the three months ended June 30, 2011, the income tax benefit was $1.5 million and our effective tax rate was 35.5%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended June 30, 2011, was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.

Six months ended June 30, 2012 compared to six months ended June 30, 2011
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Six months ended June 30,
	2012	2011
Net revenues:
East	$134,975	$125,738
Central	63,069	62,816
West	61,257	62,509
South and other	59,538	50,678
Corporate	—	—
Total net revenues	$318,839	$301,741
Operating income:
East	$(238)	$(8,567)
Central	14,469	13,303
West	7,410	5,776
South and other	12,826	7,438
Corporate	(6,800)	(9,124)
Total operating income	$27,667	$8,826
Operating income margin(a):
East	(0.2)%	(6.8)%
Central	22.9%	21.2%
West	12.1%	9.2%
South and other	21.5%	14.7%
Total operating income margin	8.7%	2.9%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Six months ended June 30,
	2012	2011
Revenues:
Casino	$259,725	$244,121
Room	48,668	53,192
Food and beverage	42,780	44,073
Other	11,498	11,555
Gross revenues	362,671	352,941
Less promotional allowances	(43,832)	(51,200)
Net revenues	$318,839	$301,741
Net Revenues
In the East region, net revenues were $135.0 million for the six months ended June 30, 2012, an increase of $9.2 million, or 7.3%, when compared to the six months ended June 30, 2011. Tropicana AC's net revenues increased from the prior year period primarily due to a $8.8 million increase in casino revenues. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 6.5% in the six months ended June 30, 2012. Tropicana AC results were favorable to the Atlantic City market as a whole primarily due to an increase in slot volumes and slightly favorable volatility in the hold percentage associated with high end table games play. Tropicana AC's increased revenues related to a 6.8% increase in slot volumes and a table games hold percentage of 11.8%, 0.3 percentage points higher than the prior year period, offset by a 9.4% decrease in table games volumes. The average daily room rate decreased to $84 for the six months ended June 30, 2012 from $103 for the six months ended June 30, 2011. Due to continued competition from Pennsylvania, Tropicana AC decreased their complimentary room rates to casino customers to drive occupancy and slot volumes during the three months ended June 30, 2012. However, the occupancy rate for the six months ended June 30, 2012 at Tropicana AC was 76%, up from 73% in the six months ended June 30, 2011.
In the Central region, net revenues were $63.1 million for the six months ended June 30, 2012, an increase of $0.3 million, or 0.4%, over the six months ended June 30, 2011 primarily due to gaming revenues. Gaming revenues in the Central region increased compared to the prior year period primarily due to a 0.3% decrease in slot volumes and a 7.0% increase in table games volumes. The occupancy rate for the six months ended June 30, 2012 at Casino Aztar was 70%, a decrease from 72% for the six months ended June 30, 2011. The average daily room rate at Casino Aztar was $85 for the six months ended June 30, 2012, flat with the six months ended June 30, 2011.
In the West region, net revenues were $61.3 million for the six months ended June 30, 2012, a decrease of $1.3 million, or 2.0%, compared to the six months ended June 30, 2011. The decrease was primarily driven by a 7.4% decline in slot volumes and a 7.0% decline in table games volumes. Net revenues and volumes in the West region continue to be negatively impacted by the deterioration of casino revenue in the Laughlin market resulting from the continuing poor economic conditions and reduced consumer discretionary spending. Net revenues at our Laughlin properties declined $2.3 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. In addition to the negative impacts on net revenues resulting from general market conditions in Laughlin, management has shifted the marketing strategy to focus on attracting more profitable customers and has reduced the gaming capacity at River Palms to minimize expenses. The average daily room rate for the West region was $41 for the six months ended June 30, 2012, compared to $38 for the six months ended June 30, 2011. The occupancy rate for the six months ended June 30, 2012 and 2011 at our properties in the West region was 49% and 62%, respectively. The decrease in the occupancy rate is attributable to the increased room rates in Laughlin which is a result of the shift in strategy to attracting more profitable customers.
In the South and other region, net revenues were $59.5 million for the six months ended June 30, 2012, an increase of $8.9 million, or 17.5%, compared to the six months ended June 30, 2011. The opening of a temporary casino at Tropicana Aruba in December 2011, contributed an increase of $1.9 million in net revenues during the six months ended June 30, 2012. Results at the Belle of Baton Rouge increased $4.9 million primarily due to a 13.0% increase in slot volumes and a 22.6% increase in table games volumes. The United States Bowling Congress is holding their annual national bowling tournament in Baton Rouge from February through July 2012, which has increased visitation to that property. The occupancy rate at our properties in the South and other region was 59% and 50% for the six months ended June 30, 2012 and 2011, respectively. The average daily room rate for the South and other region was $97 and $72 for the six months ended June 30, 2012 and 2011. Room revenues increased for the South and other region during the six months ended June 30, 2012 due to a full period of results from the temporary casino at Tropicana Aruba and an increase in the average daily room rates at all properties in this region.
Operating Income
In the East region, the operating loss for the six months ended June 30, 2012 was $0.2 million, compared to an operating loss of $8.6 million for the six months ended June 30, 2011. The operating loss in the East Region was favorable compared to prior year primarily due to the increase in revenues discussed above as well as reductions in operating expenses as Tropicana AC continues to monitor its operating expenses in response to the current economic conditions. However, those increases were offset by a $1.8 million impairment charge recognized in the six months ended June 30, 2012 related to Tropicana AC's favorable lease intangible assets.
In the Central region, the operating income for the three months ended June 30, 2012 was $14.5 million, a $1.2 million increase compared to the six months ended June 30, 2011. The increase in operating income is related to increased revenues discussed above as well as reductions in operating expenses and decreased depreciation and amortization expense due to certain assets having been fully depreciated.
In the West region, the operating income for the six months ended June 30, 2012 was $7.4 million, a $1.6 million increase compared to the six months ended June 30, 2011. In response to the decreased revenues discussed above, our properties in the West region have decreased their operating expenses which resulted in an increase in operating income. The increase in operating income is mainly attributable to a decrease in payroll and benefits expense at all of our West properties in the six months ended June 30, 2012. At River Palms, decreased gaming capacity reduced employee counts. Additionally, the West region properties realized a $0.3 million decrease in depreciation and amortization expense due to certain assets having been fully depreciated.
In the South and other region operating income for the six months ended June 30, 2012 was $12.8 million, a $5.4 million increase compared to the six months ended June 30, 2011. This increase is primarily due to the increase in revenues discussed above offset by operating costs related to the new temporary casino at Tropicana Aruba opened in December 2011 .
Corporate expenses were $6.8 million for the six months ended June 30, 2012, a $2.3 million decrease from the six months ended June 30, 2011, driven by a reduction in payroll expenses and consulting fees.
Interest Expense
Interest expense for the six months ended June 30, 2012 and 2011 was $9.8 million and $16.2 million, respectively. The interest expense for the six months ended June 30, 2012 decreased compared to the prior year period primarily due to our New

Term Loan Facility and the $25 million principal payment and related write-off of unamortized debt issuance costs and discounts made on the Exit Facility in December 2011. Our New Term Loan Facility was funded on March 16, 2012 and accrues interest at a floating rate, which was 7.5% per annum at June 30, 2012. Interest related to our Exit Facility, which was funded on March 8, 2010, accrued interest at 15% per annum. Cash paid for interest expense decreased to $7.1 million from $9.8 million for the six months ended June 30, 2012 and 2011, respectively, related to the principal payment in December 2011 and the lower interest rate and payment timing under the New Term Loan Facility. Interest expense also includes approximately $2.6 million and $6.3 million of amortization of debt issuance costs and discounts for the six months ended June 30, 2012 and 2011. Unamortized debt issuance costs and discounts related to the Exit Facility were written off in March 2012 in connection with the repayment of that debt.
Loss on debt retirement
In March 2012, we entered into the New Term Loan Facility, and a portion of the net proceeds was used to repay in full the amounts outstanding under the Exit Facility. As a result of the repayment of the Exit Facility, we recognized a $12.8 million loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts.
Income Taxes
Income tax expense was $1.4 million for the six months ended June 30, 2012 and our effective income tax rate was 26.1%. The difference between the federal statutory rate of 35% and the effective tax rate for the six months ended June 30, 2012 was primarily related to disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance. For the six months ended June 30, 2011, the income tax benefit was $2.6 million and our effective tax rate was 37.1%. The difference between the federal statutory rate of 35% and the effective tax rate for the six months ended June 30, 2011, was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.
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
Our material cash requirements for our existing properties for the remainder of 2012 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $7.6 million, (ii) maintenance capital expenditures expected to be between $15 million and $25 million, (iii) growth capital expenditures, (iv) minimum lease payments under our operating leases of approximately $3.4 million, and (v) the potential construction and development costs related to Tropicana Aruba's permanent casino which is currently in the planning and design stages. The majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.
The following table summarizes our cash flows (in thousands):

	Six months ended June 30,
	2012	2011
Cash Flow Information:
Net cash provided by operating activities	$37,523	$3,194
Net cash used in investing activities	(22,284)	(8,696)
Net cash provided by financing activities	60,020	1,578
Net increase (decrease) in cash and cash equivalents from continuing operations	$75,259	$(3,924)
Cash paid for interest expenses was $7.1 million  and $9.8 million for the six months ended June 30, 2012 and 2011, respectively. This decrease primarily relates to the $25 million principal repayment on the Exit Facility in December 2011 as well as the timing of the interest payment under our New Term Loan Facility. Net cash provided by operating activities for the six months ended June 30, 2012 includes the loss on debt retirement and increased from the prior year period primarily related to improved operating results.
Net cash used in investing activities consists primarily of $23.0 million for capital expenditures offset by $1.7 million in sales and luxury tax rebates in the six months ended June 30, 2012. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures in the six months ended June 30, 2012 were higher than the prior year period due to capital expenditures at Tropicana AC.
Net cash provided by financing activities for the six months ended June 30, 2012 consists of the proceeds from the funding of the New Term Loan Facility net of the repayment of the Exit Facility and related penalties.
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
The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%. An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of June 30, 2012, the interest rate was 7.50%.
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
Our interest expense for the six months ended June 30, 2012 and 2011 was $3.6 million and $8.1 million, respectively, which includes $2.6 million and $6.3 million, respectively, of amortization of the related debt discount, Penny Warrants and debt issuance costs for the six months ended June 30, 2012 and 2011.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the six months ended June 30, 2012 compared to those reported in our 2011 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our New Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of June 30, 2012, assuming a 1% increase over the 7.5% floor specified in our New Term Loan Facility, our annual interest cost would change by approximately $1.7 million.
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of June 30, 2012. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
A substantial portion of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of June 30, 2012, approximately $171.2 million of our indebtedness, which represents the outstanding balance under our New Term Loan Facility, was subject to floating interest rates. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.
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
ITEM 5.    OTHER INFORMATION.
Our New Term Loan Facility was entered into pursuant to that certain Credit Agreement, dated as of March 16, 2012 (the “Credit Agreement”), among us, the lenders party thereto from time to time, and UBS AG, Stamford Branch, as administrative agent and collateral agent (in such capacities, the “Agent”). On August 2, 2012, we, our subsidiary guarantors under the Credit Agreement, the Agent, and the Required Lenders (as such term is defined in the Credit Agreement) entered into that certain First Amendment to Credit Agreement (the “First Amendment”). Pursuant to the First Amendment, certain restrictions in the Credit Agreement that affected our ability to declare and pay dividends, repurchase stock or make other distributions were modified. Specifically, the First Amendment modified Section 6.05(a) of the Credit Agreement by replacing the phrase “would be less than” contained in the proviso to subsection (v) of the proviso to Section 6.05(a) with the phrase “would be greater than”. Other than this modification, the First Amendment did not modify the text of the Credit Agreement or any other Loan Documents (as such term is defined in the Credit Agreement).
The foregoing description of the First Amendment is qualified in its entirety by reference to the text of the First Amendment, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.
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

10.1*
First Amendment to Credit Agreement by and among Tropicana Entertainment Inc., the lenders party thereto from time to time, UBS AG, Stamford Branch, as administrative agent and collateral agent, and UBS Securities LLC, as Sole Bookrunner and Sole Lead Arranger.

31.1*	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Unaudited Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to the Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith
**
This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROPICANA ENTERTAINMENT INC.

Date:	August 3, 2012	By:	/s/ LANCE J. MILLAGE
		Name:	Lance J. Millage
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)