Form 10-Q
period 2012-09-30
Tropicana Entertainment Inc.
filed 2012-11-07
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 31, 2012, there were 26,312,500 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$250,245	$149,743
Restricted cash	17,569	15,612
Receivables, net	34,965	42,858
Inventories	4,393	4,065
Prepaid expenses and other assets	11,367	10,783
Total current assets	318,539	223,061
Property and equipment, net	446,709	441,171
Goodwill	24,928	24,928
Intangible assets, net	68,409	76,954
Investments	34,907	34,007
Other assets, net	16,767	21,433
Total assets	$910,259	$821,554

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,794	$1,342
Accounts payable	37,067	41,986
Accrued expenses and other current liabilities	73,130	75,241
Total current liabilities	111,991	118,569
Long-term debt, net	169,257	92,745
Other long-term liabilities	7,814	8,198
Deferred tax liabilities	19,477	19,477
Total liabilities	308,539	238,989
Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at September 30, 2012 and December 31, 2011	263	263
Additional paid-in capital	600,359	605,999
Retained earnings (accumulated deficit)	1,098	(23,697)
Total shareholders' equity	601,720	582,565
Total liabilities and shareholders' equity	$910,259	$821,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Casino	$133,994	$140,300	$393,719	$384,421
Room	28,852	30,267	77,520	83,459
Food and beverage	23,077	23,200	65,857	67,273
Other	7,612	6,704	19,110	18,259
Gross revenues	193,535	200,471	556,206	553,412
Less promotional allowances	(22,073)	(25,112)	(65,905)	(76,312)
Net revenues	171,462	175,359	490,301	477,100
Operating costs and expenses:
Casino	56,944	61,963	173,523	185,164
Room	10,383	9,262	28,277	24,735
Food and beverage	10,429	10,015	29,834	28,650
Other	5,046	3,867	13,154	10,019
Marketing, advertising and promotions	10,804	8,985	30,233	24,486
General and administrative	31,210	29,170	92,511	93,087
Maintenance and utilities	16,324	17,486	46,971	50,408
Depreciation and amortization	8,268	7,561	24,301	24,675
Impairment charges, other write-downs and recoveries	(3,982)	—	(2,206)	—
Total operating costs and expenses	145,426	148,309	436,598	441,224
Operating income	26,036	27,050	53,703	35,876
Other income (expense):
Interest expense	(3,675)	(8,193)	(13,496)	(24,346)
Interest income	179	225	511	639
Loss on debt retirement	—	—	(12,847)	—
Total other income (expense)	(3,496)	(7,968)	(25,832)	(23,707)
Income from continuing operations before income taxes	22,540	19,082	27,871	12,169
Income tax expense	(1,684)	(4,146)	(3,076)	(1,578)
Income from continuing operations	20,856	14,936	24,795	10,591
Gain from discontinued operations, net	—	—	—	158
Net income	$20,856	$14,936	$24,795	$10,749

Basic and diluted income per common share:
Income from continuing operations	$0.79	$0.57	$0.94	$0.40
Gain from discontinued operations, net	—	—	—	—
Net income	$0.79	$0.57	$0.94	$0.40

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313	26,313	26,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$24,795	$10,749
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt retirement	12,847	—
Gain on insurance recoveries	(3,982)	—
Gain from disposal of discontinued operations, net	—	(1,007)
Depreciation and amortization	24,301	24,675
Amortization of debt discount and debt issuance costs	2,976	9,547
Impairment charges	1,776	—
Insurance proceeds for flood losses from business interruption	731	—
Loss on disposition of asset	114	269
Changes in current assets and current liabilities:
Receivables, net	8,222	(3,974)
Inventories, prepaids and other assets	(912)	771
Accounts payable, accrued expenses and other liabilities	(5,826)	(10,751)
Other	4,262	5,430
Net cash provided by operating activities	69,304	35,709
Cash flows from investing activities:
Additions of property and equipment	(31,773)	(22,424)
Insurance proceeds for flood losses	1,716	500
Proceeds from sale of discontinued operations	—	2,731
Other	1,690	2,255
Net cash used in investing activities	(28,367)	(16,938)
Cash flows from financing activities:
Proceeds from issuance of debt	171,500	—
Payment on early retirement of debt	(2,048)	—
Payments on debt	(104,606)	(1,329)
Restricted cash	(1,957)	2,889
Payment of financing costs	(3,324)	—
Net cash provided by financing activities	59,565	1,560
Net increase in cash and cash equivalents	100,502	20,331
Decrease in cash and cash equivalents related to assets held for sale	—	1,488
Cash and cash equivalents, beginning of period	149,743	154,442
Cash and cash equivalents, end of period	$250,245	$176,261

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$10,411	$14,798
Cash paid for income taxes	3,623	3,450

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
On December 1, 2010, the Company, through CP Vicksburg, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Delta Investments & Development, LLC ("Delta") pursuant to which it agreed to sell substantially all of the assets associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash and the assumption by Delta of certain liabilities associated with Horizon Vicksburg. The transaction closed in March 2011, resulting in a gain of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2011.
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
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in the Company's financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the impairment of long-lived assets, intangible assets, CRDA investments, enterprise value allocations made in connection with fresh-start reporting, fair values of acquired assets and liabilities, self-insured liability reserves, customer loyalty program reserves, contingencies, litigation, claims, assessments and loss contingencies. Actual results could differ from these estimates. At December 31, 2011 the Company estimated bonus accruals to be paid out in 2012. Actual payments of bonuses occurred in April 2012 and resulted in a reduction of the bonus accrual of $1.2 million. The impact of this change in accounting estimate is an increase of $1.2 million to operating income for the nine months ended September 30, 2012.
Restricted Cash
Restricted cash consisted primarily of funds invested in approved money market funds. At September 30, 2012 and December 31, 2011, $9.6 million and $9.6 million, respectively, were restricted by the bankruptcy court in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $8.0 million and $6.0 million, respectively, were restricted to collateralize letters of credit.
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
The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of September 30, 2012 is approximately $176.1 million.
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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Room	$3,757	$4,861	$12,393	$15,921
Food and beverage	10,258	10,689	29,931	31,304
Other	752	1,425	1,988	3,981
Total	$14,767	$16,975	$44,312	$51,206
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
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other.” Under the new guidance, ASC Topic 350, "Testing indefinite-Lived Intangible Assets for Impairment," was amended to simplify the assessment of testing the impairment of indefinite-lived intangible assets other than goodwill. The amended guidance allows the Company to do an initial qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts prior to performing the quantitative indefinite-lived intangible asset impairment test. The amended guidance is effective for the Company for fiscal years beginning after September 15, 2012.
A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our condensed financial statements.
Reclassifications
The Company reclassified certain items in the three and nine months ended September 30, 2011 to conform to the current year presentation. The reclassifications resulted from the conversion of Tropicana AC's chart of accounts to the Company's standardized chart of accounts and had no effect on the previously reported operating income or net loss. These reclassifications included (1) a reclassification in free play from promotional allowances to casino revenue, which reduced previously reported casino revenues and promotional allowances by $15.9 million and $41.9 million for the three and nine months ended September 30, 2011, respectively, (2) a reclassification from marketing, advertising and promotions to various other department expense lines of $6.9 million and $20.1 million for the three and nine months ended September 30, 2011, respectively, and (3) a reclassification from marketing, advertising and promotions to promotional allowances, which decreased previously reported net revenues by $412,000 for the nine months ended September 30, 2011.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Favorable lease adjustment
In connection with the adoption of fresh-start reporting as of the Effective Date, the Company recognized favorable lease assets which were being amortized to rental expense on a straight-line basis over 30 years. In June of 2012, the Company determined that certain favorable lease agreements were not assumed by the Company pursuant to the Company's Plan of Reorganization and emergence from bankruptcy and, accordingly, the related favorable lease asset should not have been recognized on the Effective Date. The Company evaluated the effects of this adjustment on the financial statements and concluded that the error was not material to any prior annual or interim periods or the current period. In June of 2012, the Company reduced additional paid-in capital by $5.6 million, reduced intangible assets, net by $5.3 million and reversed rental expense of $0.3 million related to prior periods to remove the favorable lease assets.
NOTE 3—RECEIVABLES
Receivables consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Casino	$19,299	$26,064
Hotel	6,333	5,179
Predecessors' administrative tax claim	14,314	14,314
Other	7,269	9,784
	47,215	55,341
Allowance for doubtful accounts	(12,250)	(12,483)
Receivables, net	$34,965	$42,858
The Predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. The timing of any collections on these claims is uncertain and is pending litigation.
NOTE 4—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	September 30, 2012	December 31, 2011
Land	—	$92,840	$92,840
Buildings and improvements	10 - 40	314,422	301,948
Furniture, fixtures and equipment	3 - 7	95,294	82,892
Riverboats and barges	5 - 15	19,875	19,148
Construction in progress	—	12,250	9,336
		534,681	506,164
Accumulated depreciation		(87,972)	(64,993)
Property and equipment, net		$446,709	$441,171
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
In connection with the application of fresh-start reporting, we recorded goodwill and intangible assets which were adjusted during our annual impairment testing in the fourth quarter of 2011.
Changes in the carrying amount of Goodwill are as follows (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Goodwill	$26,659	$1,731	$24,928	$26,659	$1,731	$24,928

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Intangible assets consist of the following (in thousands):

	Estimated life (years)	September 30, 2012	December 31, 2011
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	28,700	28,700
Customer lists	3	3,079	3,079
Favorable lease	5 - 42	15,651	24,100
Total intangible assets		72,930	81,379
Less accumulated amortization:
Customer lists		(2,652)	(1,882)
Favorable lease		(1,869)	(2,543)
Total accumulated amortization		(4,521)	(4,425)
Intangible assets, net		$68,409	$76,954
Upon the adoption of fresh-start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the "Tropicana" trade name which was reduced by a $3.7 million impairment loss during the fourth quarter of 2010 and an additional $0.3 million impairment loss in the fourth quarter of 2011. The Company also recognized, upon the adoption of fresh-start reporting, $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators, which was reduced by a $15.3 million impairment loss during the fourth quarter of 2010. At September 30, 2012, the indefinite life gaming license of $28.7 million is related to Casino Aztar.
Customer lists, which represent the value associated with customers enrolled in our customer loyalty programs, were valued at $1.7 million upon adoption of fresh-start reporting and $1.4 million was also recognized in connection with the Tropicana AC acquisition and are being amortized on a straight-line basis over three years. Amortization expense related to customer lists, which is amortized to depreciation and amortization expense, for the three months ended September 30, 2012 and 2011 was $0.3 million and $0.3 million, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $0.8 million and $0.8 million respectively.
Favorable lease arrangements were valued at $8.6 million upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over 30 years, which approximates the remaining useful life of the respective leased facility. In the second quarter of 2012, the Company determined that certain lease arrangements valued upon adoption of fresh-start reporting were overstated; however, the amount was not material to any prior period or the current period. Accordingly, the Company reduced the intangible asset, net of accumulated amortization, by $5.3 million as of June 30, 2012 (see Note 2 - Favorable lease adjustment). In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million of intangibles assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. In the second quarter of 2012, management reviewed the tenant leases at Tropicana AC and determined that there was a $1.8 million impairment due to certain original tenant leases being terminated early. The remaining balance net of accumulated amortization, will continue to be amortized over the remaining useful life. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized $10.3 million of intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease of approximately 42 years. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the three months ended September 30, 2012 and 2011, was $0.2 million and $0.4 million, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $0.7 million and $1.1 million, respectively.
NOTE 6—INVESTMENTS
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the Casino Reinvestment Development Authority (the "CRDA"). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at September 30, 2012 and December 31, 2011 approximates their fair value.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Investments consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Investment in bonds—CRDA	$15,691	$14,173
Less unamortized discount	(4,282)	(3,882)
Less valuation allowance	(3,093)	(2,972)
Deposits—CRDA	30,847	30,961
Less valuation allowance	(7,141)	(7,862)
Direct investment—CRDA	3,999	4,633
Less valuation allowance	(1,114)	(1,044)
Total investments	$34,907	$34,007
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three and nine months ended September 30, 2011, the Company charged $0.4 million and $1.3 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statement of operations. During the three and nine months ended September 30, 2012, the rate used to calculate the reserve decreased, resulting in a gain of $0.3 million and $0.1 million, respectively, which is included in general administrative expenses on the accompanying condensed consolidated statement of operations.
NOTE 7—OTHER ASSETS
Other assets consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Debt issuance costs	$3,086	$3,224
Casino Aztar prepaid rent	5,850	7,875
Deposits	5,833	7,614
Other	1,998	2,720
Other assets	$16,767	$21,433
NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued payroll and benefits	$27,761	$25,743
Accrued gaming and related	10,382	12,101
Accrued taxes	11,657	11,932
Predecessors' administrative tax claim	13,628	13,628
Other accrued expenses and current liabilities	9,702	11,837
Total accrued expenses and other current liabilities	$73,130	$75,241
The Predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. The Company is in the process of determining the timing and amount of the Predecessors' claims to be settled.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 9—DEBT
Debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
New Term Loan Facility, due 2018, interest at 7.5% at September 30, 2012, net of unamortized discount of $3.2 million at September 30, 2012	$170,951	$—
Term Loan Facility, due 2013, interest at 15% at December 31, 2011, net of unamortized discount of $9.7 million at December 31, 2011 (related party)	—	93,956
Other long-term debt	100	131
Total long-term debt	171,051	94,087
Less current portion of debt	(1,794)	(1,342)
Total long-term debt, net	$169,257	$92,745
Credit Facilities
In March 2012, the Company entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The New Term Loan Facility is secured by substantially all of the Company's assets and is guaranteed by all of the Company's domestic subsidiaries. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. During the nine months ended September 30, 2012 the Company recognized a $12.8 million loss on debt retirement which consists of a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts.
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
The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%. An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of September 30, 2012, the interest rate was 7.5%.
The New Term Loan Facility may be prepaid at the option of the Company any time without penalty (other than customary breakage fees), except that a 1% premium will apply in certain circumstances if prepaid prior to March 16, 2013. The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, (ii) compliance with a first lien net leverage ratio, measured quarterly on a trailing twelve-month basis (commencing at 3.50:1.00 for the fiscal quarter ended June 30, 2012, and reducing over time to 2.50:1.00 beginning as of the fiscal quarter ending March 31, 2016), and (iii) compliance with a total net leverage ratio, measured quarterly on a training twelve-month basis, of 5.00:1.00. Key defaults include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Term Loan Facility and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the New Term Loan Facility). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at September 30, 2012.
Exit Facility
On December 29, 2009, TEI entered into a credit facility (the "Exit Facility") with multiple lenders including entities affiliated with Mr. Icahn ("Icahn Affiliates"), as further discussed in Note 11, which consisted of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility"). The Exit Facility would have matured on March 8, 2013. The Term Loan Facility required mandatory principal payments of $1.3 million annually on March 8, 2011 and 2012. In addition to the required principal payments the Company made a $25.0 million principal pre-payment in December 2011. The Revolving Facility generally did not require mandatory borrowing or principal payments. Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders under the Exit Facility. On the Effective Date the proceeds of the Exit Facility were used to repay certain indebtedness, including TEH's DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. All amounts outstanding under the Exit Facility accrued interest at a rate per annum of 15% so long as no default or event of default had occurred and was continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company was required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility was guaranteed by substantially all the existing and future subsidiaries of TEI. In March 2012 the Company paid in full the remaining outstanding amounts and terminated the Exit Facility.
NOTE 10—IMPAIRMENT CHARGES, OTHER WRITE-DOWNS AND RECOVERIES
Impairment charges, other write-downs and recoveries included in continuing operations consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Impairment of favorable lease (Note 5)	$—	$—	$1,776	$—
Gain on insurance recoveries (Note 17)	(3,982)	—	(3,982)	—
Total impairment charges, other write-downs and recoveries	$(3,982)	$—	$(2,206)	$—
NOTE 11—RELATED PARTY TRANSACTIONS
Icahn Affiliates
On May 4, 2009, pursuant to the Plan, the Company entered into a commitment letter (the "Commitment Letter") with Icahn Affiliates, pursuant to which Icahn Affiliates committed to provide, on a fully underwritten basis, the Exit Facility. At the time of the repayment of the Exit Facility in March 2012, an entity affiliated with Mr. Icahn was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility. In addition, another entity affiliated with Mr. Icahn was the administrative agent and collateral agent under the Exit Facility. The Company and TEH paid a total of $9.5 million in debt issuance costs related to the Exit Facility. Unamortized debt issuance costs of $3.2 million were included in other assets, net on the accompanying condensed consolidated balance sheet as of December 31, 2011. In March 2012, when the Exit Facility was repaid in full, the Company paid a prepayment penalty to the lenders of $2.0 million and expensed the remaining unamortized debt issuance costs of $2.7 million to loss on debt retirement in the nine months ended September 30, 2012.
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
NOTE 12—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $8.3 million and $8.7 million on the accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively.
Casino Aztar Land Lease
The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Casino Aztar is situated. Under the terms of the lease, the Company may extend the lease term through November 30, 2040 by exercising up to seven five-year renewal options. In March 2010, the Company amended the Casino Aztar land lease and exercised its second of its seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2.0 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 12% of the AGR in excess of $100 million. In accordance with the lease renewal, during 2010 the Company paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015. In addition, per the terms of the lease, the Company agreed to construct a pedestrian bridge to Casino Aztar as a leasehold improvement at an estimated cost of approximately $3.0 million to be completed within three years after the Effective Date. The bridge opened in April 2012 at a cost of approximately $3.4 million.
Belle of Baton Rouge Lease
Belle of Baton Rouge leases certain land and buildings under separate leases, with annual payments of $0.2 million which run through 2013 with options to extend for up to 70 years. In addition, Belle of Baton Rouge leases a parking lot with annual rent of approximately $0.6 million through August 2015, with landlord and tenant termination rights on or after November 16, 2013.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Horizon Vicksburg Lease (Discontinued Operations)
The Company's lease agreement with the City of Vicksburg that permitted the development of Horizon Vicksburg and provided for ongoing payments to the City of Vicksburg was assigned to Delta upon consummation of the sale of Horizon Vicksburg in March 2011.
Other Commitments and Contingencies
2011 New Jersey Legislation
On February 1, 2011, the Governor of New Jersey signed two pieces of legislation, effective on that date, S-11 (the "Tourism District Bill") and S-12 (the "Deregulation Bill"). The overall intent of the Tourism District Bill among other things delegates redevelopment authority and creation of a master plan to the CRDA and allows the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. Through this legislation the AC Casinos are required to contribute $5.0 million prior to 2012. Thereafter, the legislation obligates the AC Casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for the Tourism District Bill in the aggregate amount of $30.0 million annually over the next five years. Each AC Casino's proportionate share of the assessment will be based on the gross revenue generated in the preceding fiscal year. The Company estimates its portions of these industry obligations to be approximately 7.8%.
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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the Chapter 11 Cases, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions was conducted on September 27, 2011 and the parties are awaiting the Court's decision regarding these motions.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which motion was denied. In September 2012, Aztar filed an appeal of the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division, which appeal is currently pending. Any recovery obtained by Aztar in this action will be recoverable by the Company as the current owner of Tropicana AC.
Litigation in General
The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.
NOTE 13—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its Common Stock, $0.01 par value per share, of which 26,312,500 shares were issued and outstanding as of September 30, 2012. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of September 30, 2012. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Warrants
In accordance with the Plan, holders of the Predecessors' $960 million of 95/8% Senior Subordinated Notes and general unsecured claims received Ordinary Warrants to purchase 3,750,000 shares of Common Stock. The Ordinary Warrants have a four years, six months term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed consolidated balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as a reorganization item of the Predecessors statements of operations.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

at a constant rate applied to the outstanding balance of the Exit Facility with a corresponding increase in non-cash interest expense. The unamortized balance of $5.5 million was included in the loss on debt retirement in March 2012 when the Exit Facility was repaid in full.
Significant Ownership
At September 30, 2012, Mr. Icahn indirectly controlled approximately 65.1% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
NOTE 15—DISCONTINUED OPERATIONS
As discussed in Note 1, on December 1, 2010, the Company, through CP Vicksburg, entered into an agreement to sell substantially all of the assets of Horizon Vicksburg, and as a result, its operations are presented as discontinued operations in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2011. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed consolidated statements of cash flows.
Operating results of discontinued operations are summarized as follows (in thousands):

Nine months ended September 30, 2011
Net revenues	$1,652
Operating costs and expenses	2,416
Loss from operations	(764)
Interest income, net	1
Gain from disposal of discontinued operations, net	1,007
Income tax expense	(86)
Gain from discontinued operations, net	$158
Gain from Disposal of Discontinued Operations, Net
The Company no longer owned or operated Horizon Vicksburg as of March 25, 2011. As a result, the Company recorded a gain from the disposition of Horizon Vicksburg in the first quarter of 2011 of $1.0 million, which is included in the gain from discontinued operations in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2011.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 16—INCOME TAXES
The Company's effective income tax rate from continuing operations for the three months ended September 30, 2012 and 2011 was 7.5% and 21.7%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2012 was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2011 was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.
The Company's effective income tax rate from continuing operations for the nine months ended September 30, 2012 and 2011 was 11.0% and 13.0%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2012 was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the effective tax rate for the nine months ended September 30, 2011, was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
NOTE 17—FLOODING AND RELATED EXPENSES
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
Insurance Coverage
Insurance policies carried on both Tropicana Greenville and Jubilee include coverage for property damage and business interruption subject to a deductible. The Company filed claims with its insurance carriers for Tropicana Greenville and Jubilee under its property and business interruption policies in July 2011. As of December 31, 2011, the Company had received $2.5 million in advances from its insurance carriers, which resulted in a $1.6 million deferred gain, net of expenses and write-downs, which is included in the accompanying condensed consolidated balance sheet as of December 31, 2011 in accrued expenses and other current liabilities. During 2012 the Company received an additional $2.4 million in advances from its insurance carriers. In September 2012 the filed claims were substantially finalized resulting in a gain of $4.0 million, net of expenses and write-downs, which is included in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2012.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 18—SEGMENT INFORMATION
The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, (iv) and South and other. The Company uses operating income to compare operating results among its segments and allocate resources.
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the quarters ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,
	2012	2011
Net revenues:
East	$83,197	$86,049
Central	31,314	31,582
West	32,661	33,216
South and other	24,290	24,512
Corporate	—	—
Total net revenues	$171,462	$175,359
Operating income:
East	$12,374	$13,014
Central	6,880	6,697
West	3,648	4,411
South and other	6,278	3,343
Corporate	(3,144)	(415)
Total operating income	$26,036	$27,050
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$26,036	$27,050
Interest expense	(3,675)	(8,193)
Interest income	179	225
Income from continuing operations before income taxes	$22,540	$19,082

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended September 30,
	2012	2011
Net revenues:
East	$218,172	$211,787
Central	94,383	94,398
West	93,918	95,725
South and other	83,828	75,190
Corporate	—	—
Total net revenues	$490,301	$477,100
Operating income:
East	$12,136	$4,447
Central	21,349	20,000
West	11,058	10,187
South and other	19,104	10,781
Corporate	(9,944)	(9,539)
Total operating income	$53,703	$35,876
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$53,703	$35,876
Interest expense	(13,496)	(24,346)
Interest income	511	639
Loss on debt retirement	(12,847)	—
Income from continuing operations before income taxes	$27,871	$12,169

Assets by segment:	September 30, 2012	December 31, 2011
East	$353,894	$336,202
Central	155,833	158,682
West	111,283	115,160
South and other	118,175	121,681
Corporate	171,074	89,829
Total assets	$910,259	$821,554
NOTE 19—SUBSEQUENT EVENTS
Hurricane Sandy
Hurricane Sandy forced a city mandated five-day closure for all casinos in Atlantic City beginning on October 28, 2012. Although the Company does not believe that it incurred any significant damage to its Tropicana AC facility and reopened on November 2, 2012, an estimate of the amount of loss cannot currently be made.
Indiana Settlement
In October 2012, the Company and the Indiana Department of Revenue entered into a settlement pursuant to which the Company is entitled to receive a cash refund of previously paid Predecessor corporate income taxes in the amount of $3.8 million. The Company expects to receive this cash refund and recognize a gain in the fourth quarter of 2012.

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
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include three casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of September 30, 2012, our properties collectively included approximately 381,000 square feet of gaming space with 7,121 slot machines, 233 table games and 6,045 hotel rooms.
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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Tropicana AC.  In addition to its traditional guests, Tropicana AC's marketing strategy targets high end table games players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table games hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table games hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods due to this marketing strategy. For the three and nine months ended September 30, 2012, the table game hold percentage decreased 1.0 percentage points and 0.4 percentage points, respectively, when compared to the same periods in the prior year. These hold percentages are not necessarily indicative of results that can be expected for future periods.

•	General Economic Conditions. Uncertain economic conditions continue to adversely impact us and the gaming industry as a whole.

•
Debt and Interest Expense.  In March 2012, we entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount through December 2017 with the remaining outstanding amounts due on March 16, 2018, the maturity date. The obligations under the New Term Loan Facility bear interest at a floating rate which was 7.50% as of September 30, 2012. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. We recognized a $12.8 million loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts during the nine months ended September 30, 2012. An entity affiliated with Carl C. Icahn, the chairman of our board of directors and, through Icahn Enterprises, our principal beneficial stockholder, was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility. In addition, another entity affiliated with Mr. Icahn was the administrative agent and collateral agent under the Exit Facility. Our interest expense was $3.7 million and $8.2 million for the three months ended September 30, 2012 and 2011, respectively, which includes amortization of the related debt discount, Penny Warrants and debt issuance costs of $0.3 million and $3.2 million for the three months ended September 30, 2012 and 2011, respectively. Our interest expense was $13.5 million and $24.3 million for the nine months ended September 30,

2012 and 2011, respectively, which includes amortization of the related debt discount, Penny Warrants and debt issuance costs of $3.0 million and $9.5 million for the nine months ended September 30, 2012 and 2011, respectively.
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

•
Tropicana Greenville.  In April 2012 we closed the Jubilee riverboat facility and consolidated its operations with Tropicana Greenville which occurred in May 2012. Also, both Greenville properties were closed for 29 days during the nine months ended September 30, 2011.

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

•
Hurricane Sandy. Hurricane Sandy forced a city mandated five-day closure for all casinos in Atlantic City beginning on October 28, 2012. Although we do not believe that we incurred any significant damage to our Tropicana AC facility and reopened on November 2, 2012, regional storm damage in the northeast is likely to deter customers from visiting Atlantic City and Tropicana AC for some period of time. We are currently assessing the effect that the storm, and associated closure and loss of business, will have on our fourth quarter results from Tropicana AC.

•
Horizon Vicksburg.  On December 1, 2010, we, through CP Vicksburg, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Delta Investments & Development, LLC ("Delta") pursuant to which we agreed to sell substantially all of the assets associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash and the assumption by Delta of certain liabilities associated with Horizon Vicksburg. The transaction closed in March 2011, resulting in a gain of $1.0 million, which is included in the income from discontinued operations in the accompanying condensed statements of operations for the nine months ended September 30, 2011.

Three months ended September 30, 2012 compared to three months ended September 30, 2011
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended September 30,
	2012	2011
Net revenues:
East	$83,197	$86,049
Central	31,314	31,582
West	32,661	33,216
South and other	24,290	24,512
Corporate	—	—
Total net revenues	$171,462	$175,359
Operating income:
East	$12,374	$13,014
Central	6,880	6,697
West	3,648	4,411
South and other	6,278	3,343
Corporate	(3,144)	(415)
Total operating income	$26,036	$27,050
Operating income margin(a):
East	14.9%	15.1%
Central	22.0%	21.2%
West	11.2%	13.3%
South and other	25.8%	13.6%
Total operating income margin	15.2%	15.4%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Three months ended September 30,
	2012	2011
Revenues:
Casino	$133,994	$140,300
Room	28,852	30,267
Food and beverage	23,077	23,200
Other	7,612	6,704
Gross revenues	193,535	200,471
Less promotional allowances	(22,073)	(25,112)
Net revenues	$171,462	$175,359
Net Revenues
In the East region, net revenues were $83.2 million for the three months ended September 30, 2012, a decrease of $2.9 million, or 3.3%, when compared to the three months ended September 30, 2011. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 1.8% in the three months ended September 30, 2012. The current year period includes an additional competitor that opened in May 2012. Tropicana AC's net revenues decreased from the prior year period primarily due to a $5.7 million decrease in casino revenues. Tropicana AC results decreased more than the Atlantic City market as a whole primarily due to additional gaming supply from the new competitor in our market and lower table games volume, slightly offset by higher slot volumes. Table games volumes at Tropicana AC were 32.3% lower than the same period in the prior year. The decrease in table games revenues resulted from lower volumes of high end play in the current year quarter. However, slot revenues increased primarily due to a 1.4% increase in slot volumes at Tropicana AC. The average daily room rate decreased to $95 for the three months ended September 30, 2012 from $104 for the three months ended September 30, 2011. Due to continued competition from Pennsylvania, Tropicana AC decreased their complimentary room rates to casino customers to drive occupancy and slot volumes during the three months ended September 30, 2012. The occupancy rate for the three months ended September 30, 2012 at Tropicana AC was 89%, down slightly from 91% in the prior year period as there were fewer available rooms in the three months ended September 30, 2011 due to a city mandated 3-day property closure due to Hurricane Irene in August 2011.
In the Central region, net revenues were $31.3 million for the three months ended September 30, 2012, a decrease of $0.3 million, or 0.8%, over the three months ended September 30, 2011 primarily due to reduced customer volumes. Casino Aztar began a hotel renovation during August 2012 that is expected to continue into the fourth quarter of 2012 and a nearby horse track began operating 200 instant race machines in September 2012, both of which negatively impacted customer volume. Gaming revenues in the Central region decreased compared to the prior year period primarily due to a 2.8% decrease in slot volumes and a 2.1% decrease in table games volumes. The occupancy rate for the three months ended September 30, 2012 at Casino Aztar was 80%, an increase from 76% in the three months ended September 30, 2011. This increase reflects a lower number of rooms available in the current quarter due to the room renovation. The average daily room rate at Casino Aztar was $86 for the three months ended September 30, 2012, compared to $82 for the three months ended September 30, 2011.
In the West region, net revenues were $32.7 million for the three months ended September 30, 2012, a decrease of $0.6 million, or 1.7%, compared to the three months ended September 30, 2011. The decrease was primarily driven by a 5.5% decline in slot volumes and a 6.7% decrease in table games volumes. Net revenues and volumes in the West region continue to be negatively impacted by the declining casino revenue in the Laughlin market. Net revenues at our Laughlin properties declined $0.9 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. In addition to the negative impacts on net revenues resulting from general market conditions in Laughlin, management has shifted the marketing strategy to focus on attracting more profitable customers and has reduced the gaming capacity at River Palms to minimize expenses. At MontBleu, net revenues increased $0.3 million due to increased table games hold percentage despite a 7.9% decrease in slot volumes and table game volumes being flat with the prior year. The average daily room rate for the West region was $47 for the three months ended September 30, 2012, compared to $46 for the three months ended September 30, 2011. The occupancy rate for the three months ended September 30, 2012 and 2011 at our properties in the West region was 54% and 60%, respectively. The decrease in the occupancy rate is attributable to the increased room rates in Laughlin which is a result of the shift in strategy to attracting more profitable customers.
In the South and other region, net revenues were $24.3 million for the three months ended September 30, 2012, a decrease of $0.2 million, or 0.9%, compared to the three months ended September 30, 2011. The opening of a temporary casino at Tropicana Aruba in December 2011, contributed an increase of $0.8 million in net revenues during the three months ended September 30, 2012. Results at the Belle of Baton Rouge decreased $1.2 million primarily due to a 3.1% decrease in slot volumes and a 3.2% decrease in table games volumes. Gaming volume decreases can be primarily attributed to the 2-day property closure related to Hurricane Isaac in August 2012 and a new competitor opening in Baton Rouge in September 2012.

Our Mississippi property contributed a $0.2 million increase in revenues related to improved guest experience in our newly expanded and renovated facility. The occupancy rate at our properties in the South and other region was 67% and 49% for the three months ended September 30, 2012 and 2011, respectively. The average daily room rate for the South and other region was $72 and $70 for the three months ended September 30, 2012 and 2011. Room revenues increased for the South and other region during the three months ended September 30, 2012 due to a full quarter of results from the temporary casino at Tropicana Aruba, an increase in the occupancy and average daily room rates at Belle of Baton Rouge and a full quarter of operations at our renovated Mississippi hotel.
Operating Income
In the East region, the operating income for the three months ended September 30, 2012 was $12.4 million, compared to operating income of $13.0 million for the three months ended September 30, 2011. The operating income in the East Region was unfavorable compared to prior year primarily due to the decrease in revenues discussed above partially offset by decreased payroll costs at Tropicana AC. Depreciation and amortization expense also increased $0.1 million due to capital improvements placed in service during the three months ended September 30, 2012.
In the Central region, the operating income for the three months ended September 30, 2012 was $6.9 million, a $0.2 million increase compared to the three months ended September 30, 2011. The increase in operating income is primarily related to decreased operating expenses consistent with lower customer volumes during the three months ended September 30, 2012.
In the West region, the operating income for the three months ended September 30, 2012 was $3.6 million, a $0.8 million decrease compared to the three months ended September 30, 2011. The decrease is mainly attributable to decreased revenues discussed above as well as increased promotional spending on advertising and entertainment in the three months ended September 30, 2012.
In the South and other region operating income for the three months ended September 30, 2012 was $6.3 million, a $2.9 million increase compared to the three months ended September 30, 2011. This increase is primarily due to a gain on insurance recoveries of $4.0 million, net of expenses and write-downs, for the three months ended September 30, 2012. In September 2012, insurance claims related to Mississippi River flooding in May 2011 were finalized resulting in the gain of $4.0 million. The gain was partially offset by the decrease in revenues discussed above, increased operating expenses related to increased marketing in the current quarter for the new Tropicana Greenville, and increased depreciation expense due to capital improvements placed in service after the comparable period in the prior year.
Corporate expenses were $3.1 million for the three months ended September 30, 2012, a $2.7 million increase from the three months ended September 30, 2011, driven by lower corporate expenses in the prior year due to a reduction of reserves related to pre-bankruptcy emergence claims sought by Wimar Tahoe Corporation and Columbia Sussex Corporation. Additionally, in 2011, we received a refund of amounts that had been held in escrow related to the Adamar bankruptcy.
Interest Expense
Interest expense for the three months ended September 30, 2012 and 2011 was $3.7 million and $8.2 million, respectively. The interest expense for the three months ended September 30, 2012 decreased compared to the prior year period primarily due to the New Term Loan Facility which was funded in March 2012 and accrues interest at a floating rate, which was 7.5% per annum as September 30, 2012. Under our Exit Facility, interest expense was accrued at 15% per annum and also included approximately $3.2 million of amortization of the related debt discount, Penny Warrants and debt issuance costs for the three months ended September 30, 2011. Cash paid for interest expense decreased to $3.3 million from $5.0 million for the three months ended September 30, 2012 and 2011, respectively, related to the interest rate and the interest payment timing under the New Term Loan Facility.
Income Taxes
Income tax expense was $1.7 million for the three months ended September 30, 2012 and our effective income tax rate was 7.5%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended September 30, 2012 was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the three months ended September 30, 2011, the income tax expense was $4.1 million and our effective tax rate was 21.7%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended September 30, 2011, was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Nine months ended September 30,
	2012	2011
Net revenues:
East	$218,172	$211,787
Central	94,383	94,398
West	93,918	95,725
South and other	83,828	75,190
Corporate	—	—
Total net revenues	$490,301	$477,100
Operating income:
East	$12,136	$4,447
Central	21,349	20,000
West	11,058	10,187
South and other	19,104	10,781
Corporate	(9,944)	(9,539)
Total operating income	$53,703	$35,876
Operating income margin(a):
East	5.6%	2.1%
Central	22.6%	21.2%
West	11.8%	10.6%
South and other	22.8%	14.3%
Total operating income margin	11.0%	7.5%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Nine months ended September 30,
	2012	2011
Revenues:
Casino	$393,719	$384,421
Room	77,520	83,459
Food and beverage	65,857	67,273
Other	19,110	18,259
Gross revenues	556,206	553,412
Less promotional allowances	(65,905)	(76,312)
Net revenues	$490,301	$477,100
Net Revenues
In the East region, net revenues were $218.2 million for the nine months ended September 30, 2012, an increase of $6.4 million, or 3.0%, when compared to the nine months ended September 30, 2011. Tropicana AC's net revenues increased from the prior year period primarily due to a $3.2 million increase in casino revenues. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 4.8% in the nine months ended September 30, 2012. Tropicana AC results were favorable to the Atlantic City market as a whole primarily due to an increase in slot volumes. Tropicana AC recorded a 4.8% increase in slot volumes with a favorable change in the slot hold percentage, offset by a 17.9% decrease in table games volumes. Net revenues for our hotel and other amenities also increased due to increased customer visitation in the nine months ended September 30, 2012. The average daily room rate decreased to $84 for the nine months ended September 30, 2012 from $103 for the nine months ended September 30, 2011. Due to continued competition from Pennsylvania, Tropicana AC decreased their complimentary room rates to casino customers to drive occupancy and slot volumes during the nine months ended September 30, 2012. Despite higher customer visitation at Tropicana AC, the occupancy rate for the nine months ended September 30, 2012 was 84%, flat with the prior year period as there were fewer available rooms in the nine months ended September 30, 2011 due to room renovations and a city mandated 3-day property closure due to Hurricane Irene.

In the Central region, net revenues were $94.4 million for the nine months ended September 30, 2012, or essentially flat with the nine months ended September 30, 2011. Gaming revenues in the Central region increased compared to the prior year period primarily due to a 1.2% decrease in slot volumes and a 3.9% increase in table games volumes. The occupancy rate for the nine months ended September 30, 2012 at Casino Aztar was 73%, relatively flat with the nine months ended September 30, 2011. The average daily room rate at Casino Aztar was $85 for the nine months ended September 30, 2012, compared to $84 for the nine months ended September 30, 2011.
In the West region, net revenues were $93.9 million for the nine months ended September 30, 2012, a decrease of $1.8 million, or 1.9%, compared to the nine months ended September 30, 2011. The decrease was primarily driven by a 6.8% decline in slot volumes and a 6.9% decline in table games volumes. Net revenues and volumes in the West region continue to be negatively impacted by the declining casino revenue in the Laughlin market. Net revenues at our Laughlin properties declined $3.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. In addition to the negative impacts on net revenues resulting from general market conditions in Laughlin, management has shifted the marketing strategy to focus on attracting more profitable customers and has reduced the gaming capacity at River Palms to minimize expenses. At MontBleu, net revenues increased $1.4 million due to increased gaming volumes and table games hold percentage .The average daily room rate for the West region was $43 for the nine months ended September 30, 2012, compared to $41 for the nine months ended September 30, 2011. The occupancy rate for the nine months ended September 30, 2012 and 2011 at our properties in the West region was 51% and 61%, respectively. The decrease in the occupancy rate is attributable to the increased room rates in Laughlin which is a result of the shift in strategy to attracting more profitable customers.
In the South and other region, net revenues were $83.8 million for the nine months ended September 30, 2012, an increase of $8.6 million, or 11.5%, compared to the nine months ended September 30, 2011. The opening of a temporary casino at Tropicana Aruba in December 2011, contributed an increase of $2.6 million in net revenues during the nine months ended September 30, 2012. Results at the Belle of Baton Rouge increased $3.7 million primarily due to a 7.7% increase in slot volumes and a 14.2% increase in table games volumes. The United States Bowling Congress held their annual national bowling tournament in Baton Rouge from February through July 2012, which increased visitation to that property. Our Mississippi property contributed a $2.3 million increase in revenues related to the improved guest experience in our newly expanded and renovated facility. The occupancy rate at our properties in the South and other region was 62% and 50% for the nine months ended September 30, 2012 and 2011, respectively. The average daily room rate for the South and other region was $88 and $71 for the nine months ended September 30, 2012 and 2011. Room revenues increased for the South and other region during the nine months ended September 30, 2012 due to a full period of results from the temporary casino at Tropicana Aruba and an increase in the average daily room rates at all properties in this region.
Operating Income
In the East region, the operating income for the nine months ended September 30, 2012 was $12.1 million, compared to an operating income of $4.4 million for the nine months ended September 30, 2011. The operating income in the East Region was favorable compared to prior year primarily due to the increase in revenues discussed above as well as reductions in operating expenses as Tropicana AC continues to monitor its operating expenses in response to the current economic conditions. However, those increases were partially offset by a $1.8 million impairment charge recognized in the nine months ended September 30, 2012 related to Tropicana AC's favorable lease intangible assets.
In the Central region, the operating income for the three months ended September 30, 2012 was $21.3 million, a $1.3 million increase compared to the nine months ended September 30, 2011. The increase in operating income is related to reductions in operating expenses and decreased depreciation and amortization expense due to certain assets having been fully depreciated.
In the West region, the operating income for the nine months ended September 30, 2012 was $11.1 million, a $0.9 million increase compared to the nine months ended September 30, 2011. In response to the decreased revenues discussed above, our properties in the West region have decreased their operating expenses which resulted in an increase in operating income. The increase in operating income is mainly attributable to a decrease in payroll and benefits expense at all of our West properties in the nine months ended September 30, 2012. At River Palms, decreased gaming capacity reduced employee counts. Additionally, the West region properties realized a $0.2 million decrease in depreciation and amortization expense due to certain assets having been fully depreciated.
In the South and other region operating income for the nine months ended September 30, 2012 was $19.1 million, a $8.3 million increase compared to the nine months ended September 30, 2011. This increase is primarily due to the increase in revenues discussed above and a gain on insurance recoveries of $4.0 million, net of expenses and write-downs. In September 2012, insurance claims related to Mississippi River flooding in May 2011 were finalized resulting in the gain of $4.0 million. These increases in operating income were partially offset by increased operating costs related to the new temporary casino at Tropicana Aruba opened in December 2011.

Corporate expenses were $9.9 million for the nine months ended September 30, 2012, a $0.4 million increase from the nine months ended September 30, 2011, driven by lower corporate expenses in the prior year due to a reduction of reserves related to pre-bankruptcy emergence claims sought by Wimar Tahoe Corporation and Columbia Sussex Corporation. Additionally, in 2011, we received a refund of amounts that had been held in escrow related to the Adamar bankruptcy.
Interest Expense
Interest expense for the nine months ended September 30, 2012 and 2011 was $13.5 million and $24.3 million, respectively. The interest expense for the nine months ended September 30, 2012 decreased compared to the prior year period primarily due to our New Term Loan Facility and the $25 million principal payment and related write-off of unamortized debt issuance costs and discounts made on the Exit Facility in December 2011. Our New Term Loan Facility was funded on March 16, 2012 and accrues interest at a floating rate, which was 7.5% per annum at September 30, 2012. Interest related to our Exit Facility, which was funded on March 8, 2010, accrued interest at 15% per annum. Cash paid for interest expense decreased to $10.4 million from $14.8 million for the nine months ended September 30, 2012 and 2011, respectively, related to the principal payment in December 2011 and the lower interest rate and payment timing under the New Term Loan Facility. Interest expense also includes approximately $3.0 million and $9.5 million of amortization of debt issuance costs and discounts for the nine months ended September 30, 2012 and 2011, respectively. Unamortized debt issuance costs and discounts related to the Exit Facility were written off in March 2012 in connection with the repayment of that debt.
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
Income Taxes
Income tax expense was $3.1 million for the nine months ended September 30, 2012 and our effective income tax rate was 11.0%. The difference between the federal statutory rate of 35% and the effective tax rate for the nine months ended September 30, 2012 was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the nine months ended September 30, 2011, the income tax expense was $1.6 million and our effective tax rate was 13.0%. The difference between the federal statutory rate of 35% and the effective tax rate for the nine months ended September 30, 2011, was primarily related to state income taxes (net of federal benefit), non-deductible meals and entertainment and other permanent differences.
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
Our material cash requirements for our existing properties for the remainder of 2012 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $3.8 million, (ii) maintenance capital expenditures expected to be between $10 million and $15 million, (iii) growth capital expenditures, (iv) minimum lease payments under our operating leases of approximately $1.7 million, and (v) the potential construction and development costs related to Tropicana Aruba's permanent casino which is currently in the planning and design stages. The majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.

The following table summarizes our cash flows (in thousands):

	Nine months ended September 30,
	2012	2011
Cash Flow Information:
Net cash provided by operating activities	$69,304	$35,709
Net cash used in investing activities	(28,367)	(16,938)
Net cash provided by financing activities	59,565	1,560
Net increase in cash and cash equivalents from continuing operations	$100,502	$20,331
Cash paid for interest expenses was $10.4 million and $14.8 million for the nine months ended September 30, 2012 and 2011, respectively. This decrease primarily relates to decreased interest rates under our New Term Loan Facility and the $25 million principal repayment on the Exit Facility in December 2011. Net cash provided by operating activities for the nine months ended September 30, 2012 includes the improved operating results compared to prior year as well as a loss on debt retirement partially offset by a gain on insurance recoveries.
Net cash used in investing activities consists primarily of $31.8 million for capital expenditures offset by $1.7 million in insurance proceeds related to our Mississippi River flood claims and $2.6 million in sales and luxury tax rebates included in other investing activitites in the nine months ended September 30, 2012. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures in the nine months ended September 30, 2012 were higher than the prior year period due to capital expenditures at Tropicana AC.
Net cash provided by financing activities for the nine months ended September 30, 2012 consists of the proceeds from the funding of the New Term Loan Facility net of the repayment of the Exit Facility and related penalties.
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
The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%. An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of September 30, 2012, the interest rate was 7.50%.
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
Our interest expense for the nine months ended September 30, 2012 and 2011 was $13.5 million and $24.3 million, respectively, which includes $3.0 million and $9.5 million, respectively, of amortization of the related debt discount, Penny Warrants and debt issuance costs for the nine months ended September 30, 2012 and 2011.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the nine months ended September 30, 2012 compared to those reported in our 2011 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our New Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of September 30, 2012, assuming a 1% increase over the 7.5% floor specified in our New Term Loan Facility, our annual interest cost would increase by approximately $1.7 million.
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of September 30, 2012. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Aztar v. Marsh
In April 2012, the Superior Court of New Jersey, Law Division, Atlantic County (the "Court") granted the motion for Summary Judgment filed by the Marsh Defendants dismissing Aztar's complaint with prejudice. Subsequently, Aztar filed a Motion for Reconsideration with the Court, which motion was denied. In September 2012, Aztar filed an appeal of the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division, which appeal is currently pending.
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
A substantial portion of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of September 30, 2012, approximately $174.1 million of our indebtedness, which represents the outstanding balance under our New Term Loan Facility, was subject to floating interest rates. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.
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

101**
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) Unaudited Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to the Condensed Consolidated Financial Statements (unaudited).

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

TROPICANA ENTERTAINMENT INC.

Date:	November 6, 2012	By:	/s/ LANCE J. MILLAGE
		Name:	Lance J. Millage
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)