Form 10-K
period 2012-12-31
Tropicana Entertainment Inc.
filed 2013-03-08
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of the common stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $109.9 million based on the closing sales price of $13.01 per share of such stock on the OTCQB Market on June 29, 2012. As of March 1, 2013, there were 26,312,500 shares of the Registrant's common stock, $.01 par value per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our operating or other strategic plans; our competition, financing, revenue, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our Credit Facilities (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months; estimated asset and liability values; risk of counterparty nonperformance; our legal strategies and the potential effect of pending legal claims on our business and financial condition; and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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
The following chart summarizes certain features of our properties as of December 31, 2012:

Name	Location	Casino Square Footage	Slot Machines (a)	Table Games (b)	Hotel Rooms
East
Tropicana AC	Atlantic City, NJ	133,000	2,677	116	2,079
Central
Casino Aztar	Evansville, IN	38,400	907	30	347
West
Tropicana Laughlin	Laughlin, NV	53,000	1,008	18	1,495
River Palms	Laughlin, NV	58,000	538	5	1,001
MontBleu	South Lake Tahoe, NV	45,000	545	25	437
South and other
Tropicana Greenville (c)	Greenville, MS	21,300	561	7	38
Belle of Baton Rouge	Baton Rouge, LA	28,500	785	23	288
Tropicana Aruba (d)	Noord, Aruba	3,400	100	7	361
		380,600	7,121	231	6,046
______________________________________________________________________________

(a)	Includes slot machines, video poker machines and other electronic gaming devices.

(b)	Includes blackjack ("21"), craps, roulette and other table games; does not include poker tables.

(c)
The Company expanded Lighthouse Point into a renovated, land-side facility. As part of this project, the operations at Bayou Caddy's Jubilee Casino ("Jubilee") were consolidated into Lighthouse Point Casino. The new combined property was rebranded as Trop Casino Greenville ("Tropicana Greenville").

(d)	The Company opened a small temporary casino on December 16, 2011. Plans for a permanent casino are under consideration and development. A 361-unit timeshare and rental unit is currently operational.
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

Diversity in Geography and Product Offerings.    We operate both land-based and dockside gaming facilities in several of the largest commercial gaming states in the United States. In addition, we currently operate a small temporary casino at our property on the Caribbean island of Aruba. Plans for a permanent casino at that location are under consideration and development. Because our facilities are geographically diversified, we are not subject to reliance on any single gaming market, which we believe mitigates the impact of potential market cycles. The majority of our gaming facilities offer multi-denominational, state-of-the-art slot machines as well as a full range of table games and betting minimums and limits, catering to a wide range of potential customers. Our casino properties include hotel rooms, which both diversifies our revenue base and helps extend the average length of our patrons' stay at our facilities. Additionally, our customers enjoy a strong breadth of product offerings at our facilities, including restaurants, nightclubs, bars, retail stores and entertainment venues, which further diversifies our sources of revenue and offers our customers attractive non-gaming entertainment options.
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
Committed Sponsorship.    Icahn Enterprises L.P. ("Icahn Enterprises"), the beneficial owner of approximately 67.9% of our common stock, has demonstrated a history of successfully acquiring assets and improving and enhancing such assets' operations. Its investment record is based on a long-term investment horizon that enhances business value. Our management continues to work closely with Icahn Enterprises to identify immediate and long-term strategic and operational improvements.
Our Strategies
Offer A Fun and Exciting Experience at Good Value.    We believe our facilities provide our guests with an attractive price-to-value relationship by offering an exciting gaming atmosphere in attractive surroundings. We seek to apply this positioning across our gaming and related amenities while maintaining attentive and friendly guest service. We also emphasize professional and courteous attitudes consistent with our high hospitality standards. By communicating our value proposition to customers through our marketing programs and their experiences at our properties, we believe we distinguish ourselves from our competition.
Leverage Brand Awareness and Customer Loyalty.    Tropicana is a longstanding and recognizable brand in the gaming industry. We continuously strive to identify marketing and promotion innovations that strengthen brand awareness and improve customer flow. Trop Advantage, our player loyalty card program, offers customers discounts and other benefits across our properties. We have also implemented strategically targeted direct mail and social media marketing programs to enhance brand loyalty with current customers and attract new patrons to our properties.
Continue Execution of Operational Improvements and Cost Saving Opportunities.    Since TEH's plan of reorganization in March 2010, we have implemented a number of capital investment programs and operational "best practices" aimed at growing revenue, improving margins at our properties, and reducing corporate overhead expenses. Our analytical approach to running our properties and in-depth research of gaming operations have allowed us to identify further cost saving opportunities across our portfolio of assets. Most of these savings do not impact customer service but rather involve a more efficient use of resources. These changes include centralizing purchasing to reduce costs, consolidating and streamlining back office operations, including utilizing third parties for certain services, reconfiguring gaming floor layouts and optimizing table game rules to increase hold and win. Other identified initiatives include developing a database and campaign manager system, outsourcing of minimal skill, large staff functions and consolidating business functions in areas where there are geographic synergies.
Pursue Appropriate Expansion Opportunities.    Our primary focus since acquiring assets of TEH in bankruptcy has been the stabilization of revenue degradation driven by gaming market declines, implementation of operational improvements, renovation of our existing properties and development of strategic business initiatives at our existing properties. We will also consider expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically.
Properties and Segments
The Company views each casino property as an operating segment which is aggregated by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The following describes each of our properties by region.

East
Tropicana AC
Tropicana Casino and Resort, Atlantic City ("Tropicana AC") is situated on a 14-acre site with approximately 660 feet of ocean frontage in Atlantic City, New Jersey. This market generated gaming revenues of approximately $3.1 billion in 2012, making it the second largest gaming market in the United States. Located within driving distance from the densely populated New York-to-Washington D.C. corridor, the Atlantic City market attracts customers within a 300-mile radius, which includes approximately 48 million adults. Tropicana AC is one of the larger properties in Atlantic City featuring 2,079 hotel rooms in four towers and approximately 133,000 square feet of gaming space. In addition to the hotel rooms and gaming facilities, the property features The Quarter, a Havana-themed, Las Vegas-style, approximately 200,000 square-foot indoor entertainment and retail center, hosting several restaurants, nightclubs, shops and an IMAX theatre. Other amenities include a 2,000-seat showroom, an up-scale Disco themed nightclub, a full service spa and salon, a health club and indoor pool, a beach and pool bar and approximately 99,000 square feet of meeting and convention space. We are in the process of constructing a themed sports bar and restaurant venues in The Marketplace at Tropicana AC that are slated to open in the second quarter 2013 and should enhance our entertainment experience.
Central
Casino Aztar
Casino Aztar Evansville ("Casino Aztar") is a large casino hotel and entertainment complex, and a popular attraction in Evansville, the third largest city in the state of Indiana. The property serves customers in the tri-state region of southern Indiana, southeastern Illinois and northwestern Kentucky and is the only full service casino within an 85-mile radius, an area with approximately 1.2 million adults. Over 60% of Casino Aztar's revenues come from customers within a 50-mile radius. The property's casino operations are located dockside on the three-deck "City of Evansville" riverboat. Across the street from the casino and directly connected to it via pedestrian bridges, we own two distinctive hotels: the Casino Aztar Hotel, a 251-room hotel that underwent a significant room renovation in 2012 and offers guests a restaurant, conference rooms and banquet facilities; and Le Merigot Hotel, a luxurious 96-room boutique hotel with an upscale lounge. A 44,000-square-foot pavilion adjacent to the riverboat features three restaurants, an entertainment lounge, gift shop, coffee shop, players club and VIP lounge. The District at Casino Aztar, a $33 million entertainment complex that opened in late 2006, includes two restaurants and the Le Merigot Hotel. Casino Aztar also includes a seven-story parking garage as well as surface parking.
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
River Palms
River Palms Hotel and Casino ("River Palms") is located on an approximately 35-acre site also on Casino Drive, with approximately 1,300 feet of frontage on the Colorado River. This property also attracts customers who drive in from southern California and Arizona. The friendly, country-style atmosphere attracts customers seeking a relaxed experience at great value. Non-gaming amenities include 1,001 hotel rooms, 10,500 square feet of meeting and convention space, an outdoor pool, fitness center, three restaurants, three full service bars, a showroom, two entertainment lounges with live music and a covered parking structure.
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
South and other
Tropicana Greenville
In April 2012, we closed our Bayou Caddy's Jubilee Casino ("Jubilee") riverboat facility and its operations were consolidated into our Lighthouse Point Casino as part of a project to expand and rebrand that property as Trop Casino Greenville ("Tropicana Greenville"). The grand opening of Tropicana Greenville occurred in May 2012. Because the Company is continuing operations within the Greenville market by combining the operations into one facility, Jubilee is not presented as discontinued operations.
Tropicana Greenville, located in Greenville, Mississippi is a dockside gaming facility with slot machines and table games, a buffet, a bar and 419 onsite parking spaces. The property also includes a 210-foot, three-deck, dockside riverboat with slot machines, a deli and bars on each floor that is used as business levels dictate. The property also owns and operates the Greenville Inn & Suites, a 38-room suite hotel located less than a mile away, that offers free shuttle service to and from Tropicana Greenville. Tropicana Greenville along with another land-based casino, are currently the only gaming facilities in the Greenville market. The property draws customers primarily from the local market and to some extent from the Little Rock, Vicksburg and Tunica markets.
Belle of Baton Rouge
Belle of Baton Rouge Casino & Hotel ("Belle of Baton Rouge") is a dockside riverboat situated on approximately 23 acres on the Mississippi River in the downtown historic district of Baton Rouge, across from the River Center, a 70,000-square-foot convention center. The three-deck, dockside riverboat casino is one of three casino facilities in the Baton Rouge market. Baton Rouge is located 75 miles north of New Orleans and is the largest city in Louisiana. The city has experienced significant growth in recent years, particularly after Hurricane Katrina struck the New Orleans region in 2005. Over 90% of the Belle of Baton Rouge customer base resides within a 50-mile radius of the property. Non-gaming amenities include 288 hotel rooms, 25,000 square feet of meeting space, an outdoor pool, a fitness center, two restaurants, a deli, buffet, an entertainment venue inside a 56,000-square-foot glass atrium that also encloses a lush tropical lobby and two parking garages with 803 parking spaces.
Tropicana Aruba
Tropicana Aruba Resort & Casino ("Tropicana Aruba") is a casino resort under development in Noord, Aruba, that consists of 361 timeshare and rental units as well as a 3,400-square-foot temporary casino that opened in December 2011, two pools, a fitness center and tennis courts located on approximately 14 acres near Eagle Beach. We have plans to redevelop the property to include an approximately 16,000 square-foot casino, a room renovation, and ancillary facilities, however, our development plans have not been finalized and we may decide not to proceed.
Our Equity Owners
As of December 31, 2012, Icahn Enterprises was the beneficial owner of approximately 67.9% of the Company's Common Stock. Icahn Enterprises is a diversified holding company that owns subsidiaries engaged in a variety of businesses including investment management, automotive, gaming, metals, real estate, home fashion, railcar, energy and food packaging. Icahn Enterprises is publicly listed on the NASDAQ Global Select Market (ticker: "IEP"). Carl C. Icahn, who is the chairman of our board of directors, is also the chairman of the board of directors of the general partner of Icahn Enterprises.
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
Our executive offices are located at 8345 W. Sunset Road, Suite 200, Las Vegas, Nevada 89113. Our telephone number is (702) 589-3900 and our website is www.tropicanacasinos.com.
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
In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas, including casinos located on Native American reservations. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.
We believe competition in existing markets has intensified over the last several years, due to new markets opening for development, overall challenging economic conditions and decreased spending on leisure activities. Many casino operators have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. The expansion of casino entertainment at existing properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete, and we expect this intense competition to continue.
Our operating results can be adversely affected by costs associated with advertising, promotions and complimentary services to patrons, the amount and timing of which may be affected by the advertising and complimentary policies and actions of our properties' competitors and our efforts to keep pace with them. If our operating revenues are insufficient to allow us to match the promotions of competitors, the number of our casino patrons may decline, which may have a material adverse effect on our financial performance. In addition, some of our competitors have significantly greater financial resources than we do, and as a result we may not be able to successfully compete with them in the future.
Our ability to compete successfully depends upon our ability to manage our costs and develop and implement strong and effective marketing campaigns both at our individual properties and across our business, as well as our investment in, and upgrade to, the facilities we own. To the extent we are unable to develop and implement these types of marketing initiatives and invest in and upgrade to our facilities, we may not be successful in competing in our markets, which may have a material adverse effect on our financial position.

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
Competition in Atlantic City is intense and continues to increase. Currently, the 12 casino hotels located in Atlantic City, including Tropicana AC, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, Tropicana AC and its competitors have historically incurred substantial capital expenditures and marketing expenses to compete effectively. The current economic downturn and increased competition (actual and pending) from neighboring jurisdictions, particularly Pennsylvania, New York, Delaware and Maryland (as discussed in more detail below), has further intensified the competition among the 12 casino hotels operating in Atlantic City, and may require us to increase our capital expenditures and marketing expenses.
Revel Entertainment Group opened an approximately $2.6 billion resort on a 20-acre, oceanfront site next to the Showboat Casino Hotel in April 2012. The opening of Revel has not resulted in any change in the continued decline of the Atlantic City market and has added significantly to the intra-city competition for casino patrons. In addition, in 2012 Resorts Casino Hotel announced and is currently constructing an approximately $35 million Margaritaville-themed expansion project to its casino hotel, and Harrah's Casino Hotel has announced plans to construct a $134 million conference center with construction to commence in 2013 and an anticipated opening in 2014. These projects, when completed, will add to competition for gaming and meeting group customers. We cannot ascertain effects that any new projects will have on the Atlantic City gaming market. However, future developments and expansions could have a material adverse effect on our business and operations.
In 2011, New Jersey enacted several laws to enhance the ability of New Jersey casinos to effectively compete against growing competition in surrounding states. Those included a law that restructured the regulatory responsibilities of the New Jersey Division of Gaming Enforcement (“NJDGE”) and New Jersey Casino Control Commission (“NJCCC”) resulting in more streamlined and cost effective regulation and a tourism law that enhanced the scope of responsibility of the Casino Reinvestment Development Agency (“CRDA”), a New Jersey State agency charged with the redevelopment of Atlantic City and created the Atlantic City Alliance, a public-private partnership funded by Atlantic City casinos to jointly market Atlantic City.
The 2011 New Jersey laws also permit a limited number of "boutique casinos" to be developed in Atlantic City. These boutique casinos would be subject to less stringent size and costs structures than those to which Tropicana AC and other existing casinos are currently subject, but would be subject to a higher gross gaming tax than non-boutique Atlantic City casinos. These smaller, less capital intensive casinos could enhance the gaming market product in Atlantic City; however, the increased competition and new, modern casino experience these boutique casinos could offer could have a detrimental effect on the performance of existing facilities. Initially two developers expressed interest in developing boutique casinos, but the announced projects have yet to materialize.
In November 2011, New Jersey voters approved an amendment to New Jersey's constitution to allow for sports betting at Atlantic City casinos and racetracks. Enabling legislation was enacted and regulations were promulgated for New Jersey sports betting at racetracks and casinos in 2012, but implementation is subject to amendment or repeal of the U.S. Professionals and Amateur Sports Protection Act, the federal law that prohibits sports betting in New Jersey. Litigation is currently pending in Federal Court challenging the legality of the New Jersey sports betting legislation. In March 2013 the U.S. District Court in New Jersey upheld the constitutionality of the U.S Professional Amateur Protection Act and ruled that the New Jersey sports betting law violated the federal law prohibitions. New Jersey has indicated that it will file an appeal of the ruling to the U.S. Circuit Court of Appeals for the Third Circuit. Should sports betting be implemented at Atlantic City casinos it would enhance Atlantic City's ability to compete with casinos in surrounding states, but increased competition among Atlantic City casinos and New Jersey racetracks will likely result.

In December 2011, the United States Justice Department (the “Justice Department”) issued an opinion reversing a long-standing position that all forms of internet gambling are illegal in the United Sates under The Wire Act, 18 U.S.C. 1084, et seq. (the “Wire Act”), a law that prevents certain gambling over phone lines. In the opinion, the Justice Department concluded that The Wire Act only prohibits the transmission of communications related to bets or wagers on sporting events or contests. As a result, certain states including New Jersey are moving forward with legislation to authorize various forms of intrastate internet gaming. In February 2013, New Jersey enacted legislation authorizing intrastate internet gaming through Atlantic City casinos. The legislation provides that licensed Atlantic City casinos including Tropicana AC may offer internet gambling games subject to regulations to be adopted by the NJDGE. The law provides for a 15% tax on internet gaming gross revenues and permits New Jersey to enter into agreements with other states to engage in multi-state internet wagering pools. The law has a 10 year sunset provision. We expect that internet gaming regulations will be adopted later in 2013 and internet wagering could begin in late 2013 or early 2014. Internet gaming in New Jersey would increase competition among casinos and could create a competitive dynamic between virtual gaming and land based Atlantic City gaming opportunities. Casinos with stronger marketing data bases or stronger internet gaming platforms could have an advantage over smaller operations.
In August 2008, the Atlantic City casinos executed a Purse Enhancement Agreement ("PEA") with the New Jersey Sports and Exposition Authority ("NJSEA"). This agreement required substantial annual payments to be made by the casinos to the NJSEA in 2008 through 2011 to subsidize horse racing. In exchange for these payments, a moratorium on the conduct of casino gaming in New Jersey outside of Atlantic City, including video lottery terminals at racetracks, was put in place until the expiration of the agreement on December 31, 2011. Since the expiration of this agreement, various legislative initiatives have been introduced to authorize casino gaming at New Jersey racetracks including the Meadowlands Racetrack in northern New Jersey, but none of these efforts have yet to succeed. Should New Jersey racetracks located in the northern or central part of the state be authorize to conduct gaming in the future, Atlantic City casinos including Tropicana could lose customers and business.
Pennsylvania.    In July 2004, the Pennsylvania legislature enacted a law authorizing the Pennsylvania Gaming Control Board ( the “PGCB”) to permit a total of up to 61,000 slot machines in up to fourteen different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at free standing casinos (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). In addition, in January 2010 Pennsylvania enacted a law authorizing live table games at Pennsylvania casinos. As of December 31, 2012, there were approximately 27,000 slot machines and 1,100 table games operating in Pennsylvania. Atlantic City casinos, including Tropicana AC, primarily compete against the Pennsylvania gaming facilities located in the eastern part of the state. These include four Philadelphia metropolitan area casinos: Harrah's Casino at Chester Downs Racetrack, Sugarhouse Casino, Parx Casino at Philadelphia Park Racetrack and Valley Forge Casino, and three casinos located north of Philadelphia metropolitan area: Sands Casino Resort in Bethlehem, Pennsylvania, Mount Airy Casino Resort and Mohegan Sun at Pocono Downs (both located in the Pocono Mountains). Together, these casinos include approximately 16,230 slot machines and 718 table games as well as ancillary entertainment and restaurant amenities that compete against Atlantic City casinos. Competition from the Pennsylvania area gaming facilities has adversely impacted Atlantic City casinos, including Tropicana AC. In addition, in 2011 the PGCB revoked the license related to a second proposed casino development in Philadelphia and in 2012 implemented a new bidding process for the second Philadelphia casino license. Six (6) bids for the one available Category 2 casino license were submitted in November 2012 and the PGCB is expected to award the license sometime in 2013. In the event the second casino license is awarded to another gaming company and another casino is developed in Philadelphia, it could further impact Atlantic City gaming revenues.
New York.    Pursuant to legislation enacted in 2001, the Division of the Lottery of the State of New York is authorized to permit the installation of video lottery terminals ("VLTs") at various horse racing facilities in New York. During 2004, VLT operations commenced at four upstate and western New York racetracks and at the Monticello racetrack in Sullivan County, which operates approximately 1,100 VLTs and is considerably closer (approximately 95 miles) to Manhattan than Tropicana AC. The VLT facility at Yonkers Raceway ("Yonkers") opened in late 2006 and now operates approximately 4,960 VLTs. The Genting Group was granted a license to operate VLTs at Aqueduct Racetrack (the "Aqueduct") in Queens, NY, and opened Resorts World Casino in late 2011. As of December 31, 2012 Resorts World Casino operates approximately 5,000 VLTs. Additionally, at various times there have been discussions about allowing VLTs at the Belmont racetrack ("Belmont"). The Yonkers, Aqueduct and Belmont locations are less than fifteen miles from Manhattan.
The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities including slot machine gaming. A compact negotiated in 2002 authorized three such facilities located in the western part of New York and outside of Tropicana AC's primary market area. The remaining three Native American casinos, if developed, are required by law to be located in either Sullivan County or Ulster County, adjoining counties less than 100 miles northwest of Manhattan. In 2010, New York Governor Paterson and the Stockbridge-Munsee Band

of Mohican Indians (the “Stockbridge-Munsee") settled outstanding land claim litigation pending in federal court in New York and executed a compact to provide for the Stockbridge-Munsee to operate a Class III tribal casino in Bridgeville, New York in Sullivan County where the Stockbridge-Munsee control approximately 330 acres of land, approximately 90 miles from New York City. In 2011 the compact was rejected by the United States Department of Interior and has yet to be resubmitted for approval. In addition, in 2012 the New York legislature passed legislation authorizing a ballot initiative to amend New York's constitution to provide for up to an additional seven commercial casinos in New York some of which could be located in the New York City metropolitan area. Under New York law, two successive legislatures are required to pass legislation to have a constitutional amendment placed on the ballot for voter approval. New York's legislative leaders and New York Governor Cuomo have indicated support for the ballot initiative which if passed in 2013 could be presented to voters for approval in November 2013. Competition from the VLT facilities at Aqueduct and Yonkers as well as from potential Native American casinos as may be authorized and operated in Sullivan or Ulster County or new commercial casinos that could in the future be authorized in New York state could adversely impact Atlantic City casinos, including Tropicana AC.
Maryland.    In November 2008, Maryland voters passed a referendum to allow 15,000 slot machines at five locations across that state. There are currently three slot facilities open in Maryland. Penn National Gaming ("Penn") opened Hollywood Perryville in September 2010 with approximately 1,500 slot machines. Ocean Downs Racetrack opened in January 2011 and has approximately 800 slot machines. The Cordish Company opened Maryland Live! in June 2012 in Anne Arundel County near Baltimore, a property with 4,750 slot machines and electronic table games, which is Maryland's largest casino project. In November 2012, Maryland voters approved a referendum allowing a sixth casino in Prince George's County near Washington, D.C. and the addition of table games at all of Maryland's operating casinos. We believe these facilities in Maryland have adversely impacted Atlantic City casinos, including Tropicana AC, and that the addition of additional casinos in Maryland and table games at all Maryland casinos will present further competition to Atlantic City.
Delaware.    Tropicana AC competes with Delaware primarily for gaming customers from the southern New Jersey, southern Pennsylvania and Delaware regions. Three racetrack casinos are currently operating in Delaware: Delaware Park with 2,540 slot machines and 87 table games, Dover Downs with 2,600 slot machines and 58 table games and Harrington with 1,800 slot machines and 51 table games. In June 2012, Delaware enacted legislation authorizing internet gaming to be conducted in the state and available to persons gambling within the state and any other state in which Delaware enters into a compact. Under the law which is expected to be implemented in late 2013 online gaming (including multiple casino and poker game options) would be accessible through the websites of Delaware casinos with the internet gaming system being controlled and monitored by the Delaware State Lottery. In addition, Delaware is one of five states that is authorized to engage in sports betting under federal law. Although Delaware's legalized sports betting is limited to parlay wagering on National Football League games where bettors must win bets on multiple games, this form of wagering that is not available at Atlantic City casinos combined with the gaming options available at Delaware racetracks have adversely impacted Atlantic City casinos, including Tropicana AC.
Connecticut.    Connecticut features two mature resort style Native American casinos, Mohegan Sun and Foxwoods Resort and Casino. Mohegan Sun offers dining, hotel accommodations, entertainment and shopping in addition to 300,000 square feet of gaming space within three casinos. Foxwoods Resort and Casino also offers dining, hotel accommodations, entertainment and shopping in addition to 6,300 slot and video poker machines and over 360 table games. These casinos draw customers from the New York metropolitan area and southern New England that had traditionally gambled in Atlantic City. Atlantic City casinos, including Tropicana AC, continue to market against and compete with these facilities for customers in these geographic areas.
Massachusetts. In addition to these markets, in 2011 the Commonwealth of Massachusetts enacted a law providing for three resort casinos to be constructed in the central, southeastern and western parts of the state, and for one slot parlor with a maximum of 1,250 slot machines and no table games. In 2012 Massachusetts formed a gaming commission and initiated a regulatory process for issuance of the Massachusetts gaming licenses that is expected to be completed by late 2013 or early 2014. Several major gaming companies have announced proposals for large projects in the Springfield, Massachusetts area. It is anticipated that a large casino facility constructed in the western part of Massachusetts in or near Springfield could draw customers from the New York metropolitan area which could have a negative impact on Atlantic City casinos.
Central
Casino Aztar
As the only full service casino within an 85-mile radius of Evansville, Indiana, we believe Casino Aztar enjoys a prime location. Its nearest direct competitor, French Lick Casino, is located 85 miles to the northeast. Other casino competitors include: Horseshoe Southern Indiana located 115 miles east; Harrah's Metropolis located 140 miles southwest; and four casinos in the St. Louis, Missouri area located approximately 165 miles northwest. Indiana racino competitors include Indiana Live located 205 miles northeast; and Hoosier Park located 225 miles northeast.
Legislation to bring casino gambling to neighboring Kentucky has been intermittently introduced dating back to 1988. Now that Kentucky is bordered by five states with legalized gaming it may put additional pressure on the Kentucky legislature to legalize gaming. State leaders have debated for years whether Kentucky, a state with a long tradition of betting on horse races, can offer casino-style gambling at racetracks and new legislative initiatives have been announced for the 2013 legislative session. Although prior legislation to allow slots at the racetracks has thus far been unsucessful, in July 2010 the Kentucky Horse Racing Commission (the "KHRC") approved regulations permitting Instant Racing to be operated by Kentucky's racetracks. Instant Racing, a game currently in use in Arkansas, allows players to bet on historical races that are chosen at random and shown on a video screen. Subsequently, the KHRC sought a ruling upholding its legal authority to adopt the regulations. In December 2010, a circuit judge ruled in favor of the KHRC. In 2012, the ruling was reversed and remanded to the Circuit Court by a Kentucky appeals court for further factual findings where the litigation is currently pending. In the meantime, in 2012, Ellis Park, a thoroughbred racetrack in Henderson, Kentucky located approximately eight driving miles south of Casino Aztar, installed approximately 200 Instant Racing machines at its racetrack. The financial results of Casino Aztar could be adversely affected if Instant Racing at Ellis Park continues and is expanded, or if gaming is legalized in Kentucky.
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
South and other
Tropicana Greenville
Tropicana Greenville and Harlow's Casino are currently the only licensed riverboat gaming facilities in the Greenville, Mississippi market. Harlow's Casino opened in November 2007 with a total project cost of $70 million, and features more than 900 gaming positions, 100 hotel rooms and a 2,500-seat theater. This facility has adversely impacted the financial performance of Tropicana Greenville. In May 2012, Tropicana Greenville was expanded to include a new land-side casino floor featuring new gaming machines, an improved dining experience and other renovations to create a new and improved entertainment experience for customers in the Greenville region. As part of this project, the operations at Jubilee were consolidated into Lighthouse Point and the property was rebranded as Trop Casino Greenville.
Several potential gaming sites still exist in or near Greenville, and from time to time potential competitors have proposed the development of additional casinos. To a lesser extent, the Greenville market also competes with the Vicksburg market which is 90 miles to the south and the Tunica, Mississippi market which is 115 miles to the northeast.
Belle of Baton Rouge
Belle of Baton Rouge is currently one of two licensed dockside riverboat gaming facilities operating in downtown Baton Rouge. The other riverboat facility, Hollywood Casino Baton Rouge, is owned by Penn.
Another gaming operator, Pinnacle Entertainment, opened the L'Auberge Resort ("L'Auberge") in September 2012. It is located on 575 acres of land approximately eight miles southeast of downtown Baton Rouge and has approximately 1,500 slot machines and 50 table games. Since opening, although L'Auberge has grown the market, it has had a material adverse effect on the downtown Baton Rouge riverboat casinos, including the Belle of Baton Rouge.
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
Tropicana Aruba
There are currently twelve operating casinos in Aruba including our temporary casino. In 2012 the La Cabana Timeshare Resort immediately adjacent to our resort constructed an approximately 8,500 square-foot casino containing approximately 180 slot machines and eight table games. This casino competes directly against our temporary casino and would compete against our future planned permanent casino. In addition, it is expected that a new casino will open in the next five years as part of the Ritz Carlton project currently under construction. Other than these two projects, we do not expect that the Aruban casino market will experience any additional significant growth as casino licenses in Aruba are only granted to hotels with an average of 350 rooms and no additional projects of the requisite size have been announced. The casino properties in Aruba can be categorized as amenities to resort operations. Should we decide to proceed with plans to develop Tropicana Aruba, it would be one of the largest casinos on the island. However, our development plans for a permanent casino have not been finalized and we may decide not to proceed.
Governmental Regulation
General Governmental and Gaming Regulations
The following is a summary of the provisions of the laws and regulations applicable to our gaming operations and other laws and regulations applicable to us. The summary does not purport to be a full description thereof and is qualified in its entirety by reference to such laws and regulations.
The ownership and operation of our gaming facilities is subject to pervasive regulation under the laws and regulations of each of the five states in which we operate, Nevada, New Jersey, Mississippi, Indiana and Louisiana, as well as of Aruba where we operate a temporary casino. Gaming laws generally are based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on the gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and financial fitness. In addition, gaming laws generally require gaming industry participants to:

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
Moreover, in many jurisdictions, certain holders of our debt and equity securities may be required to undergo a suitability investigation similar to that described above. All of the jurisdictions in which we operate require any person who acquires beneficial ownership of more than a certain percentage of voting securities, and, in some jurisdictions, also non-voting securities, typically 5%, to report the acquisition to the gaming authorities, and the gaming authorities may require such holders to apply for qualification or a finding of suitability. Most jurisdictions provide that "institutional investors" may seek a waiver of these requirements. In such jurisdictions, an "institutional investor" generally is defined as a qualified investor (i.e., certain banks, insurance companies, investment companies or advisors) acquiring and holding voting securities (or non-voting securities in jurisdictions that do not make a distinction between voting and non-voting securities) in the ordinary course of business for investment purposes only, and not for the purpose of causing, directly or indirectly, the election of a majority of the gaming entity's board of directors, any change in such entity's corporate charter, bylaws, management, policies, or operations, or those of any of such entity's affiliates, or the taking of any other action that gaming authorities find to be inconsistent with holding the securities solely for investment purposes. Even if a waiver is granted, an institutional investor generally may not take any action inconsistent with its status when the waiver was granted without once again becoming subject to the foregoing reporting and application obligations.
The definition of an "institutional investor" varies from jurisdiction to jurisdiction. In addition, in order to obtain a qualification waiver, some jurisdictions, including Nevada, Louisiana, Mississippi, Indiana and New Jersey, require an institutional investor to certify to, among other things, its intent and purpose in acquiring and holding an issuer's securities. In Indiana, an institutional investor that acquires, directly or indirectly, the beneficial ownership of 15% or more of a public gaming company's voting securities must apply for a finding of suitability within 45 days after acquiring the securities. The definition of "public company" varies from jurisdiction to jurisdiction, but in general, a public company is one that has a class of securities registered under the Securities Exchange Act of 1934 (the "Exchange Act"). In Mississippi, an institutional investor that acquires, directly or indirectly, beneficial ownership of more than 10% of a gaming company's voting securities must apply to the Mississippi Gaming Commission for a finding of suitability within thirty days of acquiring said interest. However, if the institutional investor holds such voting securities for investment purposes only, and, under certain circumstances, such an investor that has obtained a waiver can hold, directly or indirectly, up to 19% of the voting securities of a public gaming company for a limited period of time and maintain the waiver.
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
In New Jersey, gaming laws permit an institutional investor holding either under 25% of the equity securities of a casino licensee's holding or intermediary companies, or debt securities of a casino licensee's holding or intermediary companies, or another subsidiary company of a casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee, where the securities represent a portion of the outstanding debt of the company not exceeding 25% or a percentage of any issue of the outstanding debt of the company not exceeding 50%, unless the full issue is in the amount of $150 million or less (in which case no qualification is required), shall be granted a waiver of the qualification requirement if the securities are those of a corporation, whether publicly traded or privately held, and its holdings of such securities were purchased for investment purposes only and the institutional investor provides a certification which, among other things, confirms that its holdings of such securities were purchased for investment purposes only. The Director of the NJDGE may grant a waiver of the qualification requirement to an institutional investor holding a higher percentage of such securities upon a showing of good cause and compliance with the certification submission requirement.
In Aruba, any direct or indirect holder of an Aruban casino license is required to provide certain information, including information regarding its ownership. Information required to be provided by the owners of a license holder includes the number of shares of the license holder held as well as a certificate of good standing.
Generally, in each of the jurisdictions in which our subsidiaries operate, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by gaming authorities that it is required to do so may be denied a license or found unsuitable or unqualified, as applicable. Any holder of equity securities that is found unsuitable or unqualified or denied a license, and who holds, directly or indirectly, any beneficial ownership of a gaming entity's equity securities beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Furthermore, a gaming entity may be subject to disciplinary action if such gaming entity, after receiving notice that a person is unsuitable to be a holder of equity securities or to have any other relationship with such gaming entity or any of its subsidiaries: (i) pays that person any dividend or interest upon the securities; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; (iv) allows that person to continue an ownership or economic interest or receive any economic benefit or remain as a member, beneficial owner, officer or partner of a licensee; or (v) fails to pursue all lawful efforts to require such unsuitable person to relinquish the securities including, if necessary, the immediate purchase of such securities for the lesser of fair value at the time of repurchase or fair value at the time of acquisition by the unsuitable holder. In the event that disqualified holders fail to divest themselves of such securities, gaming authorities have the power to revoke or suspend the casino license or licenses related to the regulated entity that issued the securities.
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
Review and Approval by Gaming Authorities of Certain Transactions
Substantially all material loans, leases, sales of securities, and similar financing transactions by us must be reported to, and in some cases, requires the prior approval of gaming authorities. We may not make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise, are subject to prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of standards prior to assuming control. Gaming authorities may also require controlling stockholders, directors, officers (with respect to corporations), managers (with respect to limited liability companies), and certain other key employees having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed, qualified, or found suitable as part of the approval process relating to the transaction.
Because of regulatory restrictions, our ability to grant a security interest in any of our gaming assets is limited and subject to receipt of approval by gaming authorities. Some jurisdictions, including Nevada, Louisiana, Indiana, Mississippi and Aruba, prohibit the transfer of a gaming license or the granting of a security interest in the same.
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
Trademarks
We use a variety of trade names, service marks and trademarks and have all the rights and licenses necessary to conduct our continuing operations. We have registered several service marks and trademarks with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to the conduct of our business. We own the following federally registered trademarks or service marks that are material to our business: MontBleu, Aztar, Trop, Tropicana, Belle of Baton Rouge, Trop Advantage and the Quarter at Tropicana.

Tropicana Trademark
We along with certain entities that own Tropicana Las Vegas (“Tropicana LV”) are parties to a trademark Settlement Agreement (the “Settlement Agreement”) governing the respective rights of the parties to the “Tropicana” trademark. Pursuant to the Settlement Agreement, which became effective on September 28, 2011, the Tropicana LV entities, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive rights to use the names, trademarks, and/or service marks (the “Marks”) TROPICANA LAS VEGAS (or TROP LAS VEGAS) and TROPICANA LV (or TROP LV) (the “TLV Marks”, as defined in the Settlement Agreement) in conjunction with its services (“Services”, as defined in the Settlement Agreement) in the City of Las Vegas, Nevada and within a 50-mile radius of the front entrance of the Tropicana Las Vegas Hotel and Casino located at 3801 Las Vegas Boulevard South, Las Vegas, Nevada (the “TLV Territory”) along with certain rights to use the TLV Marks on the Internet without geographic limitation and to register the TLV Marks as domain names. TEI and its affiliates, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive worldwide rights (excluding the TLV Territory) to use the TROPICANA and TROP Marks coupled with either a pre-existing identifier of its Services (such as "TROPICANA ENTERTAINMENT" or "TROP ADVANTAGE") or an accurate geographic identifier of the location of a Tropicana Entertainment property (other than LAS VEGAS or the name of any city within the TLV Territory) (the “TE Marks”) along with certain rights to use the TE Marks on the Internet without geographic limitation and to register the TE Marks as domain names.
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
Employees
As of December 31, 2012, we had approximately 6,700 employees and had collective bargaining agreements with several unions covering approximately 2,400 of those employees, substantially all of whom are employed at Tropicana AC, Belle of Baton Rouge and Casino Aztar. We periodically experience challenges in negotiating collective bargaining agreements with certain unions. In September 2011, a collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,100 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union. In 2012 there were certain labor disruptions at Tropicana AC related to several UNITE HERE Local 54 union protest rallies. We cannot assure that this situation will not result in additional labor disruptions at the property.
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

Copies of our annual, quarterly and current reports and amendments to those reports are available on our web site at www.tropicanacasinos.com or free of charge by contacting our Investors Relations Department at Tropicana Entertainment Inc., 8345 West Sunset Road, Suite 200, Las Vegas, Nevada 89113.
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
Risks Related to Our Business and Our Industry
Intense competition exists and is growing in the gaming industry, including competition involving the implementation of internet gaming, and we may not be able to compete effectively which could negatively affect our results of operations.
The gaming industry is highly competitive for both customers and employees, including those at the management level. We face increasing intense competition with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses and could compete with any new forms of gaming that exist or may be legalized in the future, including on-line gaming. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. As a result of the Justice Department's December 2011 opinion concerning the applicability of the Wire Act to internet gaming, certain states including Nevada, Delaware and New Jersey have moved forward with legislation to authorize various forms of intrastate internet gaming. Notably, in February 2013 Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow the state to enter into agreements with other states to create multi-state poker wagering, and in February 2013 New Jersey enacted legislation authorizing intrastate internet gaming through Atlantic City casinos. The legislation provides that licensed Atlantic City casinos including Tropicana AC may offer internet gambling games subject to regulations to be adopted by the NJDGE. The law provides for a 15% tax on internet gaming gross revenues and permits New Jersey to enter into agreements with other states to engage in multi-state internet wagering pools. The law has a 10 year sunset provision. Our ability to compete in a marketplace containing multiple virtual casino platforms will depend on our ability to effectively market our internet gaming products to our customers in face of stiff competition as well as the availability of internet gaming in jurisdictions in which we operate casinos. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas as well as the threat from new, emerging markets. With internet gaming, our land based casinos will also potentially be competing in virtual markets that may not be constrained by geographical limitations.
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
In recent years, competition in existing markets has intensified. For example, competition with the Atlantic City market has increased with Pennsylvania and Delaware commencing live table game operations in fiscal 2010; the opening of a new casino in a Philadelphia suburb in 2012 and the re-bidding of the second Philadelphia Category 2 license; three casinos currently operating in Maryland with plans for additional casinos, and the addition of table games; two casinos operating in the New York metropolitan area and a new competitor in Atlantic City that commenced operations in Spring 2012. In September 2012, competition in our Baton Rouge market increased with the opening of a new casino. In addition, our competitors have invested in expanding their existing facilities and developing new facilities. Our properties, on the other hand, historically have not had more limited resources for capital expenditures and other improvements than many of our competitors. Our ability to invest in our properties going forward may continue to be constrained due to market conditions, and we may not be able to compete effectively with casinos that have been modernized or recently expanded.
Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of recently announced U.S. Department of Justice positions related to the application of federal laws to intrastate internet gaming and initiatives in some states to consider legislation to legalize intrastate internet wagering. There are also proposals that would specifically legalize internet gaming under federal law.
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
The casino, hotel and resort industry is capital intensive and we may not be able to proceed with renovation projects because of market conditions, which could put us at a competitive disadvantage.
Our properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. Because of the bankruptcies, the Predecessors and Tropicana AC deferred renovations and capital improvements. We also need to make capital expenditures to comply with applicable laws and regulations.
Renovations and other capital improvements of our properties require significant capital expenditures and usually generate little or no cash flow until the project is completed. We may not be able to proceed with planned capital improvement projects because of market conditions. Our failure to renovate our gaming properties may put us at a competitive disadvantage, which could materially adversely affect our business, financial condition and results of operations.
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

Finally, if we are unable to negotiate these agreements on mutually acceptable terms, the affected employees, including union members with the UNITE HERE Local 54 bargaining unit, may engage in a strike or other job actions instead of continuing to operate without contracts or under expired contracts, which could have a materially adverse effect on our results of operations and financial condition, including the operations of Tropicana AC. In 2012, UNITE HERE Local 54 staged several protest actions at Tropicana AC which were disruptive to its business. Any unexpected shutdown of one of the casino properties, including Tropicana AC, from a work stoppage or strike action could have a material adverse effect on our businesses and results of operations. Moreover, strikes, work stoppages or other job actions could also result in adverse media attention or otherwise discourage customers, including convention and meeting groups, from visiting our casinos. We cannot assure that we can be adequately prepared for labor developments that may lead to a temporary or permanent shutdown of any of our casino properties.
Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the local, regional or national economy.
Consumer demand for casino and hotel properties, such as ours, is particularly sensitive to downturns in the local, regional or national economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the recent housing and credit crises, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual declines in disposable consumer income and wealth, the effect of the current economic environment and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for amenities that we offer.
The recent housing crisis and recession in the United States resulted in a significant decline in tourism and consumer spending. Economic conditions like the recent downturn (and slowdowns or recessions less severe) could cause fewer consumers to spend money or cause consumers to spend less money at our properties and could materially adversely affect our business, financial condition and results of operations. While general economic conditions have modestly improved, we cannot assure that they will continue to improve or will not worsen in the future.
The state of the global financial markets may impact our ability to obtain sufficient financing and credit on a going forward basis which could negatively impact our ability to expand our business.
In addition to earnings and cash flows from operations, we may rely on borrowed money to finance our business, which may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms. Developments in the global financial markets that have led to unpredictable government interventions in the United States and European banking systems, including the 2008 capital crisis in the banking system, a series of rating agency downgrades of subprime United States mortgage-related assets and significant provisions for loan losses recorded by major financial institutions and downgrades of sovereign debt in the United States and certain EU member nations have resulted in volatility in the credit markets, a low level of liquidity in many global financial markets and other adverse conditions for issuers in fixed income, credit and equity markets. In the recent past, these markets experienced disruption that had a dramatic impact on the availability and cost of capital and credit. The market interest rate for debt of companies similar to ours has been volatile. The United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, although we cannot assure that such steps will have the effect of easing the conditions in global credit and capital markets. Therefore, we cannot assure that such steps will facilitate our further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness. While these conditions have recently improved, we cannot assure that they will not worsen in the future. We are unable to predict the likely duration or severity of any disruption in the capital and credit markets, or its impact on the larger economy. A disruption in the global credit and financial markets may materially and adversely affect our ability to obtain sufficient financing to execute our business strategy.
Changes in our management team could affect our business strategy and adversely impact our performance and results of operations.
In the last year, we have experienced management changes in several key areas including marketing and human resources. In addition, in May 2012, Anthony P. Rodio assumed the position of President and Chief Executive Officer replacing Daniel A. Ninivaggi, the President and Chief Executive Officer of Icahn Enterprises who had been serving as our Interim President and Chief Executive Officer. We intend to continue to focus on strengthening our management team. However, we cannot assure that we will be successful. In addition, turnover in our management team could have a negative impact on our performance and results of operations.

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
We currently operate a small temporary casino at our property on the Caribbean island of Aruba and are considering plans to develop a permanent casino. Our plan to develop a permanent casino resort in Aruba has not been finalized and we may decide not to proceed. In addition, international operations are subject to inherent risks including variation in local economies, currency fluctuation, greater difficulty in accounts receivable collection, trade barriers, burden of complying with a variety of international laws, and political and economic instability. Each of these risks could impair our ability to execute our business strategy and adversely affect our business.
Any violation of the Foreign Corrupt Practices Act or applicable Anti-Money Laundering laws or regulations could have a negative impact on us.
We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which we transacts business. We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our directors, employees, contractors or agents from violating or circumventing our policies and the law. If our directors, employees or agents fail to comply with applicable laws or Company policies governing our international operations, the Company may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our resorts could have a negative effect on our results of operations.
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
Natural disasters, such as hurricanes, floods, fires and earthquakes could adversely affect our businesses and operating results. Hurricanes are common to the areas in which our Louisiana and Mississippi properties are located and the severity of such natural disasters is unpredictable. In October 2012 Hurricane Sandy resulted in the mandatory closure of our Tropicana Atlantic City property for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania resulted in long term business interruption that has continued into 2013 and materially affected operating results. Likewise, in August 2011 Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximately three-day closure of our Tropicana AC property, adversely affecting our operating results. In May 2011 both of our properties in Greenville, Mississippi - Lighthouse Point and Jubilee - were closed for approximately 29 days as a result of Mississippi River flooding that caused substantial damage at our Lighthouse Point property and adversely affected our operating results at our Greenville facilities. Likewise, in August 2012 our property in Louisiana was forced to temporarily close for approximately 2 days as a result of Hurricane Isaac. We cannot predict the impact that any future natural disasters will have on our ability to maintain our customer base or to sustain our business activities.
Moreover, our riverboats face additional risks from the movement of vessels on waterways, such as collisions with other vessels or damage from debris in the water. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could materially adversely affect our business, financial condition and results of operations.
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
All of our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as result of casualty, forces of nature, mechanical failure, or extended or extraordinary maintenance, among other causes. In addition, our gaming operations, particularly those conducted on riverboats or at dockside facilities, could be damaged or halted due to extreme weather conditions. In October 2012 Hurricane Sandy resulted in the mandatory closure of our Tropicana Atlantic City property for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania has resulted in long term business interruption that has continued into 2013 and materially affected operating results. Likewise, in August 2011 Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximately three-day closure of our Tropicana AC property, adversely affecting our operating results. In May 2011 both of our properties in Greenville, Mississippi - Lighthouse Point and Jubilee - were closed for approximately 29 days as a result of Mississippi River flooding that caused substantial damage at our Lighthouse Point property and adversely affected our operating results at our Greenville facilities. Likewise, in August 2012 our property in Louisiana was forced to temporarily close for approximately 2 days as a result of Hurricane Isaac. Each of our riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The U.S. Coast Guard requirements establish standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.
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
U.S. Coast Guard regulations also require certain of our properties to prepare and follow certain security programs. In the first quarter of 2003, Casino Aztar implemented the American Gaming Association's Alternative Security Program at its riverboat casino. In November 2012, the Indiana Gaming Commission approved Casino Aztar to convert from a self-propelled riverboat to a permanently moored craft designation, contingent on successful completion of an emergency drill package to be approved by American Bureau of Shipping (ABS) and the addition of an additional passenger egress before the next annual inspection of the vessel (October 2013). In December 2012, the United States Coast Guard relinquished regulatory oversight of the Casino Aztar vessel after successful completion of the ABS drills, negating the requirement for the Alternative Security Program. Belle of Baton Rouge applies a customized alternative security program. The American Gaming Association's Alternative Security Program is specifically designed to address maritime security requirements at riverboat casinos and their respective dockside facilities. Changes to these regulations could adversely affect our business, financial condition and results of operations.

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.
We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. Our information and processes are exposed to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact, operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.
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
In recent years, the prices of new slot machines have dramatically increased. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring gaming operators to execute participation lease arrangements for them to be able to offer such machines to patrons. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental fee. Such agreements may (depending on regulatory restrictions in the applicable jurisdiction) also include a percentage payment to the manufacturer based on the usage of the machine or the gaming company's receipts from the machine, sometimes referred to as "coin-in" or "net win" percentage payments. Generally, a slot machine participation lease is more expensive over the long term than the cost of purchasing a new slot machine. We have slot machine participation leases at most of our properties
For competitive reasons, we may be forced to purchase new, more contemporary slot machines, or enter into participation lease arrangements that are more expensive than the costs currently associated with the continued operation of existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, it could materially adversely affect our business, financial condition and results of operations.
We may not have or be able to obtain sufficient insurance coverage to replace or cover the full value of losses we may suffer.
Our casino properties may be subject to extreme weather conditions, including, but not limited to, hurricanes and floods. In the future, such extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption. We cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. In addition, extreme weather events such as hurricanes and floods have resulted in increases in insurance premiums, increased deductibles and less favorable coverage terms. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period.
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
As of December 31, 2012, we had total indebtedness of approximately $173.8 million, which consists primarily of our New Term Loan Facility. Circumstances may arise that could cause us to become overleveraged, which could have significant negative consequences, including:

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
A substantial portion of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of December 31, 2012, approximately $173.8 million of our indebtedness, which represents the outstanding balance under our New Term Loan Facility, was subject to floating interest rates. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.
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
Mr. Carl C. Icahn, the chairman of our board of directors, controlled approximately 67.9% of the outstanding shares of our common stock as of December 31, 2012. Mr. Icahn is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financings. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire, a majority of our outstanding common stock, which may adversely decrease the value of shares held by other stockholders. Entities affiliated with Mr. Icahn hold financial interests that may be competitive to us. For example, entities affiliated with Mr. Icahn are lenders to Trump Entertainment Resorts, Inc.

As a public company, we may have reduced access to resources of, and benefits provided by, entities affiliated with Mr. Carl Icahn.
We believe that our relationship with entities affiliated with Mr. Icahn has, in many cases, provided us with a competitive advantage in identifying and attracting partners for critical supply and buying arrangements. In January 2013 we acquired an equity interest in Insight Portfolio Group, LLC, (“Insight Portfolio”) a company that provides consulting services and expertise in sourcing goods and services and insurance products to its members who consist of Icahn portfolio companies. As a member of Insight Portfolio we are afforded the opportunity to purchase goods, services and property from vendors with whom Insight Portfolio has negotiated rates and terms. Insight Portfolio does not guarantee that we will purchase any goods, services or property from any such vendors, and we are under no obligation to do so. We have purchased a variety of goods and services as members of the buying group at prices and on terms that we believe are more favorable than those that would be achieved on a stand-alone basis.
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
We do not plan to pay any dividends or make any distributions on our common stock in the foreseeable future. We also have certain restrictions under the New Term Loan Facility from paying dividends in the future. Therefore you should not expect to receive any dividend income from our shares of common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.    PROPERTIES.
See "Item 1.—Business—Properties and Segments" for a brief description of the location and general character of each of our properties.
East
Tropicana AC is situated along the Boardwalk in Atlantic City, New Jersey, on approximately 14 acres, which we own.

Central
Casino Aztar is a riverboat casino, hotel and entertainment complex situated on approximately 20 acres along the Ohio River in Evansville, Indiana. We own the riverboat along with 10 acres and the remaining 10 acres are leased from the City of Evansville. Under the terms of the lease, we may extend the lease term through November 30, 2040 by exercising up to seven five-year renewal options. In March 2010, we amended the Casino Aztar land lease and exercised its second of seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, we are required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent is equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million, plus 12% of the AGR in excess of $100 million. In accordance with the lease renewal we paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015. In addition, per the terms of the lease, the Company constructed a pedestrian bridge to Casino Aztar as a leasehold improvement. The bridge opened in April 2012.
West
Tropicana Laughlin is located in Laughlin, Nevada. Tropicana Laughlin is situated on approximately 31 acres, which we own.
River Palms is also located in Laughlin, Nevada. River Palms is situated on approximately 35 acres, which we own.
MontBleu is situated on approximately 21 acres in South Lake Tahoe, Nevada. We have a lease agreement with respect to the land and building which MontBleu operates through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of gross revenues in excess of $50 million through December 31, 2011. Beginning in 2012, rent is calculated as the greater of (i) $333,333 per month as increased by the same percentage that the Consumer Price Index has increased from 2009 thereafter, or (ii) 10% of gross revenues.
South and other
Tropicana Greenville is a dockside riverboat situated on approximately four acres in Greenville, Mississippi. We own the riverboat in which Tropicana Greenville conducts its operations and lease the land on which the docking, entry and parking facilities of the casino are situated. We are required to pay an amount equal to 2% of Tropicana Greenville's monthly gross gaming revenues in rent, with a minimum monthly payment of $75,000. In addition, in any given year in which Tropicana Greenville's annual gross gaming revenues exceed $36.6 million, we are required to pay 8% of the excess amount as rent pursuant to the terms of the lease. The current lease has been extended through June 2019 with options to extend its term through 2044. In 2012, we expanded Lighthouse Point into a renovated, land-side facility. As part of this project, the operations at Jubilee were consolidated into Lighthouse Point and the property was rebranded as Trop Casino Greenville.
Belle of Baton Rouge is a dockside riverboat situated on approximately 23 acres on the Mississippi River in Baton Rouge, Louisiana. We lease certain land and buildings under separate leases, with annual payments of $0.3 million which run through 2013 with options to extend for up to 70 years. In addition, we lease a parking lot with annual base rent of $0.4 million, plus 0.94% of annual Adjusted Gross Revenue in excess of $45.0 million but not to exceed $80.0 million through August 2015.
Tropicana Aruba, a casino resort under development, is located in Noord, Aruba on approximately 14 acres of land which are leased through July 30, 2051. Under the terms of the land lease, the required annual payments are approximately $93,000.
Corporate
We also lease office space for our corporate headquarters in Las Vegas, Nevada. In addition to the property described above, we own or lease certain facilities that are not material to our operations.
ITEM 3.    LEGAL PROCEEDINGS.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying balance sheet as of December 31, 2012 and December 31, 2011. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the Chapter 11 Cases, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011 and the parties are awaiting the Court's decision regarding these motions. Oral argument on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011 and the parties are awaiting the Court's decision regarding these motions.
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
The Company is claiming the exemption on sales and use tax returns for periods from March 2008 to February 2012 based on the Nevada Supreme Court decision and has not accrued or paid any sales or use tax for that period. Recently the Nevada Department of Taxation has asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis. This position stems from a recent Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision. The Company is currently accruing tax prospectively, but is not remitting any tax, as it disagrees with the position asserted by the Nevada Department of Taxation.
Greenville Riverboat, LLC Appraisal Action
On October 28, 2010, we elected to effect a merger which resulted in the purchase of the minority interests in Greenville Riverboat, LLC, our subsidiary that owns Lighthouse Point. The minority owner received $2.5 million in cash, and exercised appraisal rights, requesting an additional $3.2 million as payment for its minority interest, for a total valuation amount of approximately $5.7 million. The minority owner also asserted certain cross claims against Lighthouse Point in the appraisal proceeding pending in The Chancery Court of Rankin County, Mississippi, Civil Action No. 70800 for additional distributions. We believe that the cross claims are without merit and are vigorously contesting same. We have also contested any additional payment for the minority interest. In December 2012, a Special Master appointed by the court submitted a business valuation report to the court valuing the minority interest at approximately $2.6 million. We have filed exceptions to the Special Master report seeking a valuation of approximately $2.3 million. There can be no assurance that we will succeed in this proceeding, and we could be required to make additional payments.
Tropicana AC Tax Appeal Settlement
In January 2013 we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2007 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC will receive a $49.5 million refund in the form of credits against future year real estate tax bills beginning in 2013 and ending in 2017. In addition, under the terms of the settlement, in 2013 Tropicana AC will be assessed at $700 million and in 2014 Tropicana AC will be assessed at $680 million. The credits are front-loaded in 2013 and 2014 so that after the credits are applied, Tropicana will pay $1.75 million in taxes in 2013 and $3.0 million in taxes in 2014, with the remainder of the credits spread over the remaining three years, 2015 through 2017.
Indiana Gross Income Tax Appeals
In October 2012 we partially settled gross income tax litigation pending with the State of Indiana related to our Predecessor, Aztar Missouri Gaming Corporation (“AMO”). Pursuant to the settlement we received a refund in the approximate amount of $3.8 million attributed to AMO's overpayment of gross income tax for the tax years 2004 through 2007. Gross income tax refund claims involving our Predecessor, Aztar Indian Gaming Corporation (“AIN”), for the same tax years as well as gross income tax assessments involving AIN for the tax year 2008 remain in litigation.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Effective November 15, 2010, our common stock was quoted on the OTCQB Market under the symbol "TPCA".
The following table sets forth the high and low sales prices per share of our common stock on the OTCQB Market for the period indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	High	Low
2012
First Quarter	$17.00	$14.00
Second Quarter	$16.00	$11.75
Third Quarter	$14.49	$13.01
Fourth Quarter	$15.30	$12.25
2011
First Quarter	$17.75	$15.25
Second Quarter	$17.20	$15.55
Third Quarter	$16.15	$13.31
Fourth Quarter	$16.50	$13.42
Holders
As of March 1, 2013, there were 41 holders of record of our common stock.
Dividends
We have not paid, and do not anticipate paying in the foreseeable future, any dividends or making any distributions on our common stock. We also have certain restrictions under the New Term Loan Facility from paying dividends in the future.
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the period covered in this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below reflects open market purchases during the three months ended December 31, 2012 of our common stock by Mr. Carl C. Icahn, the chairman of our board of directors and, through Icahn Enterprises, our principal beneficial stockholder, and certain of his affiliates, each of whom may be deemed to be an “affiliated purchaser” as such term is defined in Rule 10b-18(b)(3) under the Exchange Act. The information contained in this table is based upon filings with the SEC made by Mr. Icahn and his affiliates. We did not repurchase any shares of our common stock during the period covered by this annual report.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 - October 31, 2012	—	$—	—	—
November 1, 2012 - November 30, 2012	733,047	13.50	—	—
December 1, 2012 - December 31, 2012	—	—	—	—
Total	733,047	$13.50	—	—
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
Stock Performance Graph
The graph below compares the cumulative total return on our common stock to the cumulative total return of the Dow Jones US Casino Index and the Russell 2000 Index for the period from November 15, 2010, the date our common stock began trading on the OTCQB Market, through December 31, 2012. The performance graph assumes that $100 was invested on November 15, 2010 in each of the Company's common stock, the Dow Jones US Casino Index and the Russell 2000 Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

Total Return Performance
Index Value
125
120
115
110
105
100
95
90
11/15/10
12/31/10
12/31/11
12/31/12
Period Ending
Tropicana Entertainment Inc.
Dow Jones US Casino Index
Russell 2000 Index

	Cumulative Total Return
	11/15/2010	12/31/2010	12/31/2011	12/31/2012
Tropicana Entertainment Inc.	$100.00	$108.93	$117.79	$95.71
Dow Jones US Casino Index	$100.00	$100.59	$93.11	$101.40
Russell 2000 Index	$100.00	$108.85	$102.91	$117.98

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.    SELECTED FINANCIAL DATA
The selected financial data presented below has been derived from the data of the Company as of and for the year ended December 31, 2012 and December 31, 2011 and for the period from March 8, 2010 through December 31, 2010 (the "Successor Period") and the data of the Predecessors for the period from January 1, 2010 through March 7, 2010 (the "Predecessor Period") and as of and for each of the years ended December 31, 2009 and 2008. The selected financial data of the Company presented below has been derived from the audited financial statements of the Company as of December 31, 2012, December 31, 2011 and for the Successor Period included elsewhere in the Annual Report on Form 10-K. The selected financial data of the Predecessors presented below for the Predecessor Period has been derived from the audited financial statements of the Predecessors included elsewhere in this Annual Report on Form 10-K. The selected financial data of the Predecessors presented below as of and for the years ended December 31, 2009 and 2008 has been derived from the audited financial statements of the Predecessors not included in this Annual Report on Form 10-K. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The historical results set forth below do not indicate results expected for any future periods. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.
Selected Financial Data—Tropicana Entertainment Inc.

	Successor			Predecessors
	Year ended December 31, 2012	Year ended December 31, 2011	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010
					Discontinued Operations (a)
(in thousands, except per share data)	TEI	TEI (a)	TEI (a)(b)	TEH	CP Vicksburg	JMBS Casino
Income Statement Data:
Net revenues	$612,789	$623,556	$539,032	$64,519	$1,271	$3,552
Operating income (loss)	51,732	33,568	5,300	4,421	(874)	933
Income (loss) from continuing operations, including noncontrolling interest (c)	19,097	(2,990)	(17,529)	2,122,179	2,287,351	2,267,643
Income (loss) from continuing operations, attributable to Tropicana Entertainment Inc.	19,097	(2,990)	(17,409)
Basic and Diluted Earnings Per Share:
Income (loss) from continuing operations, attributable to Tropicana Entertainment Inc. per share	$0.73	$(0.11)	$(0.66)
Balance Sheet Data (as of period end) (d):
Total assets	$900,900	$821,554	$848,892
Total debt	170,754	94,087	109,477
Total shareholders' equity	596,022	582,565	585,397
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

(b)	In August 2010, we purchased the Tropicana Aruba which includes a 361-unit timeshare and rental property, a temporary casino opened in December 2011, and an unfinished permanent casino structure.

(c)
During the year ended December 31, 2012, we recognized an impairment loss of $1.8 million related to our intangible assets and a gain of $4.3 million on insurance recoveries. During the year ended December 31, 2011, we recognized an impairment loss of $0.3 million related to our intangible assets and $5.1 million related to certain long-lived assets. During the Successor Period, we recognized an impairment loss of $19.0 million related to our intangible assets and $1.7 million related to our goodwill. During the Predecessor Period, reorganization items and fresh-start adjustments were a gain of $2.1 billion, $2.3 billion and $2.3 billion at TEH, CP Vicksburg and JMBS Casino, respectively. These amounts primarily represent non-cash charges related to the adoption of fresh-start reporting as of the Effective Date.

(d)
Upon the Effective Date and following the completion of the Restructuring Transactions, we adopted fresh-start reporting in accordance with accounting guidance on reorganizations. As a result, the value of the Predecessors' assets, including intangible assets, and liabilities has been adjusted to their fair values.

Selected Financial Data—Predecessors

	Predecessor
	TEH
	Year Ended December 31,
	2009	2008
	(in thousands)
Income Statement Data:
Net revenues	$359,869	$398,862
Operating loss (a)	(153,496)	(635,189)
Loss from continuing operations, including noncontrolling interest (b)	(189,307)	(842,827)
Balance Sheet Data (as of period end):
Total assets	$818,212	$1,705,551
Total debt (excluding related party)	2,354,929	2,787,459
Total members' deficit	(1,823,939)	(1,593,677)

	Predecessor
	Discontinued Operations (c)
	CP Vicksburg
	Year Ended December 31,
	2009	2008
	(in thousands)
Income Statement Data:
Net revenues	$12,448	$24,576
Operating loss	(7,274)	(13,199)
Net loss (d)	(15,097)	(2,293,026)
Balance Sheet Data (as of period end):
Total assets	$16,731	$23,004
Total debt	—	—
Members' deficit	(2,283,246)	(2,268,149)

	Predecessor
	JMBS Casino
	Year Ended December 31,
	2009	2008
	(in thousands)
Income Statement Data:
Net revenues	$15,694	$18,981
Operating income (loss)	1,281	(8,981)
Net loss (d)	(6,322)	(2,289,899)
Balance Sheet Data (as of period end):
Total assets	$34,969	$33,552
Total debt	—	—
Members' deficit	(2,258,208)	(2,251,886)
_______________________________________________________________________________

(a)	Tropicana AC, held by the interim casino authorization trust (the "Trust"), was presented as a beneficial interest in

Trust in TEH's balance sheets as of December 31, 2009 and 2008. TEH's cost basis investment in Tropicana AC was adjusted to fair value which resulted in impairment charges of $154.3 million and $530.8 million during the years ended December 31, 2009 and 2008, respectively.
During the year ended December 31, 2008, TEH recorded $97.9 million of impairment loss related to its intangible assets other than goodwill.
During the year ended December 31, 2008, TEH recorded $27.8 million of impairment loss related to its property and equipment.

(b)	During the years ended December 31, 2009 and 2008, TEH recorded $27.0 million and $92.4 million, respectively, in reorganization items as a result of the Chapter 11 Cases.

(c)
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

(d)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include three casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of December 31, 2012, our properties collectively included approximately 381,000 square feet of gaming space with 7,121 slot machines, 231 table games and 6,046 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. Our operations by region include the following:

•	East—Tropicana AC located in Atlantic City, New Jersey;

•	Central—Casino Aztar located in Evansville, Indiana;

•	West—Tropicana Laughlin located in Laughlin, Nevada; River Palms located in Laughlin, Nevada; and MontBleu located in South Lake Tahoe, Nevada; and

•	South and other—Belle of Baton Rouge located in Baton Rouge, Louisiana; Tropicana Greenville located in Greenville, Mississippi; and Tropicana Aruba located in Noord, Aruba.
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
Because we conducted no business prior to March 8, 2010, we have presented the results of the Predecessors for the Predecessor Period for comparison purposes. We refer to our year ended December 31, 2010 results as "2010 Combined,"

derived from the summation of the results of TEI for the Successor Period and TEH and JMBS Casino for the Predecessor Period. CP Vicksburg is excluded from the 2010 Combined period as it is classified as discontinued operations. However, CP Vicksburg was one of our Predecessors and we are required to report the historical results of our Predecessors and accordingly have presented CP Vicksburg as discontinued operations in our management's discussion and analysis of financial condition and results of operations. The discussion of our results of operations contains a comparison of our results for the year ended December 31, 2011 and the 2010 Combined period. The application of fresh-start reporting did not materially affect the Company's continuing operations; however the 2010 Combined period may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation and amortization and interest expense. The combined presentation does not comply with generally accepted accounting principles in the United States ("GAAP") or with the rules of the SEC for pro forma presentation; however, it is presented because we believe it is the most meaningful comparison of our results between periods.
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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Tropicana AC.  We acquired Tropicana AC on March 8, 2010 and its operating results are included only from the Effective Date. In 2010, Tropicana AC implemented a new marketing strategy to target high end table game players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table game hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table game hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods due to this marketing strategy. For the year ended December 31, 2012, the table game hold decreased 1.5 percentage points at Tropicana AC when compared to the same period in the prior year. For the year ended December 31, 2011, the table game hold decreased 2.2 percentage points at Tropicana AC when compared to the same period in the prior year. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•
Hurricane Sandy. In October 2012, Hurricane Sandy resulted in the mandatory closure of our Tropicana Atlantic City property for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania resulted in long term business interruption that has continued into 2013 and materially affected operating results. Fourth quarter 2012 results were adversely affected due to the business interruption encountered as a result of Hurricane Sandy.

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

•
Cost Efficiencies.  As a result of economic conditions,we continue to focus on efficiency initiatives. These cost saving initiatives include decreased payroll and benefits expense related to our company-sponsored health insurance plans.

•
Debt and Interest Expense.  In March 2012, we entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount through December 2017 with the remaining outstanding amounts due on March 16, 2018, the maturity date. The obligations under the New Term Loan Facility bear interest at a floating rate which was 7.50% as of December 31, 2012. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. We recognized a $12.8 million loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts during the year ended December 31, 2012. An entity affiliated with Carl C. Icahn, the chairman of our board of directors and, through Icahn Enterprises, our principal beneficial stockholder, was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility. In addition, another entity affiliated with Mr. Icahn was the administrative agent and collateral agent under the Exit Facility. Our interest expense was $17.2 million and $32.4 million for the year ended December 31, 2012 and 2011, respectively, which includes amortization of the related debt discount, Penny Warrants and debt issuance costs of $3.3 million and $12.8 million for the year ended December 31, 2012 and 2011, respectively.

On December 29, 2009, we entered into a credit facility (the "Exit Facility"), which consisted of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility"). The Exit Facility would have matured on March 8, 2013. The Term Loan Facility required principal payments of $1.3 million annually on March 8, 2011 and 2012. The Revolving Facility did not generally require principal payments prior to the maturity date. All amounts outstanding under the Exit Facility accrued interest at a rate per annum of 15% so long as no default or event of default had occurred and is continuing, or at a rate per annum of 17% in the event that a default or event of default had occurred and is continuing. On the Effective Date, the proceeds of the Term Loan Facility were used to repay certain indebtedness, including the TEH's $65 million post-petition, debtor-in-possession financing (the "DIP Credit Facility"), to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. As a result of entering into the Exit Facility, our interest expense was $32.4 million and $26.9 million for the year ended December 31, 2011 and the Successor Period, respectively, which includes $12.8 million and $10.5 million of amortization of the related debt discount, Penny Warrants and debt issuance costs. The Exit Facility was guaranteed by substantially all our existing and future subsidiaries. In addition to our scheduled principal payment in March 2011, we made a $25.0 million prepayment on our Exit Facility in December 2011 reducing the principal amount due on this loan, and recognized a $2.4 million loss related to that prepayment.

•
Insurance recoveries. We filed claims with our insurance carriers for our Mississippi properties under our property and business interruption policies in July 2011 related to flooding damage suffered at those properties. In 2012, the filed claims were substantially finalized resulting in a gain of $4.3 million, net of expenses and write-downs.

•
Impairment Losses.  In 2012, management reviewed the favorable lease intangible assets at Tropicana AC and recognized a $1.8 million impairment due to certain original tenant leases being terminated early. As a result of our annual impairment testing in the fourth quarter of 2011, we recognized an impairment loss of $5.4 million, of which $0.3 million was related to the "Tropicana" trade name and $5.1 million was related to our long-lived assets at River Palms. These impairments were primarily due to reduced revenue and cash flow projections. As a result of our annual impairment test in the fourth quarter of 2010, we recognized an impairment loss of $19.0 million related to intangible assets that were recorded upon the adoption of fresh-start reporting, of which $3.7 million was related to the "Tropicana" trade name, $10.5 million was related to the gaming license at Casino Aztar and $4.8 million was related to the gaming license at Belle of Baton Rouge. In addition, we recognized a $1.7 million impairment of goodwill at Belle of Baton Rouge. The trade name and Baton Rouge impairments were primarily due to reduced revenue and cash flow projections while the impairment at Casino Aztar was primarily due to higher capital expenditure assumptions, lower free cash flow amounts and changes in the weighted average cost of capital which reduced the fair value of the gaming license.

•
Acquisitions.  On August 31, 2010 we purchased a casino resort in Aruba with approximately 361 units, including the unsold fractional timeshares attached to such property, a temporary casino not in operation and an unfinished permanent casino structure. The Company renamed the property Tropicana Aruba Resort & Casino. We are currently operating the timeshare facilities, we opened the temporary casino in December 2011 and are considering development of a permanent casino. However, our development plans have not been finalized and we may decide not to proceed.

On October 28, 2010, we elected to effect a merger which resulted in the purchase of the minority interests in Greenville Riverboat, LLC, our subsidiary that owns Lighthouse Point. The minority owner received $2.5 million in cash, and exercised appraisal rights, requesting an additional $3.2 million as payment for its minority interest. The minority owner also asserted certain cross claims against Lighthouse Point in the appraisal proceedings for additional distributions. In December 2012, a Special Master appointed by the court submitted a business valuation report to the court valuing the minority interest at approximately $2.6 million. We have filed exceptions to the Special Master report seeking a valuation of approximately $2.3 million. There can be no assurance that we will succeed in this proceeding, and we could be required to make additional payments.

•
Tropicana Greenville.  In April 2012 we closed the Jubilee riverboat facility and consolidated its operations with Tropicana Greenville which occurred in May 2012. Also, both Greenville properties were closed for 29 days during the year ended December 31, 2011 as a result of Mississippi River flooding.

•
Discontinued Operations.  On December 1, 2010, we, through CP Vicksburg, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Delta Investments & Development, LLC ("Delta") pursuant to which we agreed to sell substantially all of the assets associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash and the assumption by Delta of certain liabilities associated with Horizon Vicksburg. The transaction closed in March 2011, resulting in a gain of $1.0 million, which is included in the gain from discontinued operations in the accompanying statements of operations for the year ended December 31, 2011.

Year ended December 31, 2012 compared to year ended December 31, 2011
The following table presents detail of our net revenues (in thousands):

	Year ended December 31,
	2012	2011
Revenues:
Casino	$493,301	$506,547
Room	94,449	105,516
Food and beverage	83,493	88,052
Other	24,321	24,034
Gross revenues	695,564	724,149
Less promotional allowances	(82,775)	(100,593)
Net revenues	$612,789	$623,556

The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Year ended December 31,
	2012	2011
Net revenues:
East	$264,037	$279,063
Central	122,502	123,975
West	120,518	123,608
South and other	105,732	96,910
Corporate	—	—
Total net revenues	$612,789	$623,556
Operating income:
East	$2,059	$2,286
Central	27,002	26,284
West	11,403	7,160
South and other	20,413	10,670
Corporate	(9,145)	(12,832)
Total operating income	$51,732	$33,568
Operating income margin(a):
East	0.8%	0.8%
Central	22.0%	21.2%
West	9.5%	5.8%
South and other	19.3%	11.0%
Total operating income margin	8.4%	5.4%
_______________________________________________________________________________

(a)	Operating income margin is operating income as a percentage of net revenues.
Net Revenues
In the East region, net revenues were $264.0 million for the year ended December 31, 2012, a decrease of $15.0 million, or 5.4%, when compared to the year ended December 31, 2011. Based on market data, the Atlantic City market experienced year over year declines in casino win of 8.0% in the year ended December 31, 2012. The current year includes an additional competitor that opened in April 2012, as well as the effects of Hurricane Sandy which caused a city mandated five-day closure of all Atlantic City casinos in late October 2012. Although our property did not suffer any significant damage, we encountered significant business interruption and our customer visitation has yet to return to normalized levels. We also believe that the Atlantic City Market has been adversely affected by increased competition from new and expanded casinos and other permitted gambling in surrounding states. Tropicana AC's net revenues decreased from the prior year primarily due to a 9.3% decrease in casino win, which resulted in a $16.4 million decrease in casino revenue. This decrease was partially offset by increases in other operating departments due to new nightclub and retail outlets. The percentage decrease for Tropicana AC casino win exceeded the Atlantic City market as a whole primarily due to additional gaming supply from the new competitor in our market and lower table games and slot volumes. Table games volumes at Tropicana AC were 21.5% lower than the prior year. The decrease in table games revenues primarily resulted from lower volumes of high end play in the current year. Tropicana AC recorded a 1.3% decrease in slot volumes with a favorable change in the slot hold percentage. Tropicana AC reduced their promotional allowances in response to the decreased customer visitation in the year ended December 31, 2012. The average daily room rate decreased to $86 for the year ended December 31, 2012 from $100 for the year ended December 31, 2011. Due to continued competition from Pennsylvania, Tropicana AC decreased their complimentary room rates to casino customers to drive occupancy and slot volumes during the year ended December 31, 2012. The occupancy rate for the year ended December 31, 2012 was 77%, decreased from 83% in the prior year period as there were fewer available rooms in the year ended December 31, 2012 due to a city mandated property closure due to Hurricane Sandy. The occupancy rate was also adversely affected by the after-effects of Hurricane Sandy which reduced our customer visitation.
In the Central region, net revenues were $122.5 million for the year ended December 31, 2012, a decrease of $1.5 million, or 1.2%, when compared to the year ended December 31, 2011. Gaming revenues in the Central region decreased compared to the prior year period primarily due to a 1.9% decrease in slot volumes and a 2.0% increase in table games volumes which was offset by an unfavorable change in the table hold percentage. The occupancy rate for the year ended December 31, 2012 at

Casino Aztar was 72%, relatively flat with the year ended December 31, 2011. The average daily room rate at Casino Aztar was $87 for the year ended December 31, 2012, compared to $84 for the year ended December 31, 2011. However, room revenues decreased primarily attributable to fewer rooms available in the year ended December 31, 2012 due to room renovations.
In the West region, net revenues were $120.5 million for the year ended December 31, 2012, a decrease of $3.1 million, or 2.5%, compared to the year ended December 31, 2011. The decrease was primarily driven by a 6.2% decline in slot volumes and a 4.5% decline in table games volumes. Net revenues and volumes in the West region continue to be negatively impacted by the declining casino revenue at our Laughlin properties. Net revenues at our Laughlin properties declined $4.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. In addition to the negative impacts on net revenues resulting from general market conditions in Laughlin, management has shifted the marketing strategy to focus on attracting more profitable customers and has reduced the gaming capacity at River Palms to minimize expenses. At MontBleu, net revenues increased $0.9 million primarily due to increased gaming volumes and table games hold percentage. The average daily room rate for the West region was $43 for the year ended December 31, 2012, compared to $40 for the year ended December 31, 2011. The occupancy rate for the year ended December 31, 2012 and 2011 at our properties in the West region was 47% and 56%, respectively. We believe that the decrease in the occupancy rate was attributable to the increased room rates in Laughlin which is a result of the shift in strategy to attracting more profitable customers.
In the South and other region, net revenues were $105.7 million for the year ended December 31, 2012, an increase of $8.8 million, or 9.1%, compared to the year ended December 31, 2011. The opening of a temporary casino at Tropicana Aruba in December 2011, contributed an increase of $3.4 million in net revenues during the year ended December 31, 2012. Results at the Belle of Baton Rouge increased $2.9 million in 2012 primarily due to a 4.1% increase in slot volumes and a 5.4% increase in table games volumes. The United States Bowling Congress held their annual national bowling tournament in Baton Rouge from February through July 2012, which increased visitation to that property. In September 2012, another gaming operator opened a new casino in Baton Rouge. Although the new competitor has grown the market, it has had a material adverse effect on the downtown Baton Rouge riverboat casinos, including the Belle of Baton Rouge. Our Tropicana Greenville property contributed a $2.5 million increase in 2012 revenues, which we attribute to the improved guest experience in our newly expanded and renovated facility. The occupancy rate at our properties in the South and other region was 61% and 49% for the year ended December 31, 2012 and 2011, respectively. The average daily room rate for the South and other region was $85 and $73 for the year ended December 31, 2012 and 2011. Room revenues increased for the South and other region during the year ended December 31, 2012 primarily due to a full period of results from the temporary casino at Tropicana Aruba and an increase in the average daily room rates at all properties in this region.
Operating Income
In the East region, the operating income for the year ended December 31, 2012 was $2.1 million, compared to an operating income of $2.3 million for the year ended December 31, 2011. The operating income in the East Region was unfavorable compared to prior year primarily due to the decrease in revenues discussed above, partially offset by reductions in operating expenses such as payroll and benefits expense and utilities expense. Tropicana AC continues to monitor its operating expenses in response to the current economic conditions. However, those decreased operating expenses were partially offset by a $1.8 million impairment charge recognized in the year ended December 31, 2012 related to Tropicana AC's favorable lease intangible assets.
In the Central region, the operating income for the year ended December 31, 2012 was $27.0 million, a $0.7 million increase compared to the year ended December 31, 2011. The increase in operating income is primarily related to reductions in operating expenses such as payroll and benefits expense and taxes and licenses expense. In response to the lower revenues discussed above management focused on adjusting staffing requirements and controlling operating costs. Also, the property recognized decreased depreciation and amortization expense due to certain assets having been fully depreciated.
In the West region, the operating income for the year ended December 31, 2012 was $11.4 million, a $4.2 million increase compared to the year ended December 31, 2011. The increase in operating income is mainly attributable to a $5.1 million impairment loss recognized at River Palms in the year ended December 31, 2011, partially offset by decreased revenues mentioned above.
In the South and other region operating income for the year ended December 31, 2012 was $20.4 million, a $9.7 million increase compared to the year ended December 31, 2011. This increase is primarily due to the increase in revenues discussed above and a gain on insurance recoveries of $4.3 million, net of expenses and write-downs. In 2012, insurance claims related to Mississippi River flooding in May 2011 were finalized resulting in the gain of $4.3 million. These increases in operating income were partially offset by increased operating costs related to the new temporary casino at Tropicana Aruba that opened in

December 2011.
Corporate expenses were $9.1 million for the year ended December 31, 2012, a $3.7 million decrease from the year ended December 31, 2011, driven by a $3.8 million refund of Predecessor administrative tax claims.
Interest Expense
Interest expense for the year ended December 31, 2012 and 2011 was $17.2 million and $32.4 million, respectively. The interest expense for the year ended December 31, 2012 decreased compared to the prior year period primarily due to the lower interest rate and amortization of debt discount on our New Term Loan Facility and the $25 million principal payment and related write-off of unamortized debt issuance costs and discounts made on the Exit Facility in December 2011. Our New Term Loan Facility was funded on March 16, 2012 and accrues interest at a floating rate, which was 7.5% per annum at December 31, 2012. Interest related to our Exit Facility, which was funded on March 8, 2010, accrued interest at 15% per annum. Cash paid for interest expense decreased to $13.8 million from $19.6 million for the year ended December 31, 2012 and 2011, respectively, related to the lower interest rate and payment timing under the New Term Loan Facility and the principal payment on the Exit Facility in December 2011. Interest expense also includes approximately $3.3 million and $12.8 million of amortization of debt issuance costs and discounts for the year ended December 31, 2012 and 2011, respectively. Unamortized debt issuance costs and discounts related to the Exit Facility were written off in March 2012 in connection with the repayment of that debt.
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
In December 2011, we made a $25.0 million prepayment on our Exit Facility and recognized a $2.4 million loss related to that prepayment.
Income Taxes
Income tax expense was $3.4 million for the year ended December 31, 2012 and our effective income tax rate was 15.1%. The difference between the federal statutory rate of 35% and the effective tax rate for the year ended December 31, 2012 was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the year ended December 31, 2011, the income tax expense was $2.7 million and our effective tax rate was 779.4%. The difference between the federal statutory rate of 35% and the effective tax rate for the year ended December 31, 2011 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance.
Discontinued Operations
The Company sold substantially all of CP Vicksburg's assets related to the operation of Horizon Vicksburg, in March 2011. Accordingly, the results of operations of Horizon Vicksburg are presented as discontinued operations in the accompanying statements of operations for the year ended December 31, 2011. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying statements of cash flows for the year ended December 31, 2011.

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
Net Revenues
In the East region, net revenues were $279.1 million for the year ended December 31, 2011, an increase of 8.4% over the 2010 Combined period. As the acquisition of Tropicana AC occurred on March 8, 2010, the 2010 Combined period includes 66 fewer days of operations of Tropicana AC. The Atlantic City market experienced year over year declines in casino revenue of 7.8% in the year ended December 31, 2011. The Atlantic City market was negatively impacted by the introduction of table games in Pennsylvania in mid-2010 and the opening of a new casino in New York City in the fourth quarter of 2011. Tropicana AC results were unfavorable to market results primarily due to volatility in the hold percentage associated with high end table game play and low slot volumes. Table game volumes at Tropicana AC were 4.4% higher for the year ended December 31, 2011 when compared to the same period in the prior year. However, the table game hold percentage was 2.2 percentage points lower for the year ended December 31, 2011 when compared to the same period in the prior year. Slot volumes at Tropicana AC decreased 7.3% when compared to the same period in the prior year, which was unfavorable to market results. We believe this was primarily due to competitors in the Atlantic City market increasing their marketing and promotional efforts on slot volumes more than Tropicana AC in the first half of the year. The occupancy rate at Tropicana AC was 83% and the average daily room rate was $100 for the year ended December 31, 2011, which was a slight decrease from the comparable prior year period.
In the Central region, net revenues were $124.0 million for the year ended December 31, 2011, an increase of 2.5% compared to the 2010 Combined period due primarily to a 2.4% increase in the slot volumes, which was partially attributable to new slot product and marketing initiatives at Casino Aztar. The average daily room rate at our Central region property was $84 for the year ended December 31, 2011, a 7.8% increase compared to the 2010 Combined period. Our occupancy rate was 72% for the year ended December 31, 2011, down 3.0 percentage points from the 2010 Combined period.

In the West region, net revenues were $123.6 million for the year ended December 31, 2011, a decrease of 5.7% compared to the 2010 Combined period. This decrease was primarily driven by a 14.8% decrease in slot volumes, a 10.2% decrease in table volumes and a 4.3 percentage point decline in the occupancy rate for the year ended December 31, 2011, compared to the 2010 Combined period. We believe net revenues in the West region continued to be negatively impacted by the deterioration of casino revenues in the Laughlin market resulting from the current economic conditions and reduced consumer discretionary spending. In addition, both Laughlin properties were negatively impacted by the road construction during the first six months of the year and both properties shifted their marketing strategy in the last six months towards a more profitable customer. We have reduced the gaming capacity at River Palms to reduce expenses which has also contributed to the decline in gaming volumes.
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

Interest Expense
Interest expense for the year ended December 31, 2011 was $32.4 million. The interest expense was related to our Exit Facility, which was funded on March 8, 2010 accrued interest at 15% per annum and was issued at a 7% discount. Cash paid for interest expense was $19.6 million for the year ended December 31, 2011. Interest expense for the Successor Period related to the Exit Facility was $26.9 million and cash paid for interest for the same period was $16.3 million. TEH's interest expense for the Predecessor Period was $2.0 million related to the Predecessors' DIP Credit Facility and cash paid for interest was $2.0 million for the same period.
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
Discontinued Operations
The Company sold substantially all of CP Vicksburg's assets related to the operation of Horizon Vicksburg, in March 2011. Accordingly, the results of operations of Horizon Vicksburg are presented as discontinued operations in the accompanying statements of operations for the year ended December 31, 2011 and the Successor Period. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying statements of cash flows for the year ended December 31, 2011 and the Successor Period.
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
Liquidity and Capital Resources
Our cash flows are and will continue to be affected by a variety of factors, many of which are outside of our control, including regulatory restrictions, competition, financial markets and other general business conditions. In March 2012, we repaid the Exit Facility with a portion of the proceeds from the New Term Loan Facility. We believe that we will have sufficient liquidity through anticipated borrowing availability, available cash, trade credit and cash flow from our properties to fund our cash requirements and capital expenditures for our expected operating activities for at least twelve months. However, we cannot provide assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations as our results for future periods are subject to numerous uncertainties that may result in liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions. In addition, we continually evaluate our financing needs and we may refinance all or a portion of our indebtedness on or before maturity.
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
Our material cash requirements for 2013 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $1.8 million and $13.2 million, respectively, (ii) capital maintenance expenditures expected to be between $30 million and $40 million, (iii) growth capital expenditures expected to be approximately $10 million, and (iv) minimum lease payments under our operating leases of $6.3 million. The majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.
The following table summarizes our historical cash flows (in thousands):

	Successor
	TEI
	Year ended December 31,
	2012	2011
Cash Flow Information:
Net cash provided by operating activities	$71,075	$43,445
Net cash used in investing activities	(39,521)	(25,676)
Net cash provided by (used in) financing activities	61,364	(23,956)
Net increase (decrease) in cash and cash equivalents	$92,918	$(6,187)
Net cash provided by operating activities for the year ended December 31, 2012, and 2011, includes improved operating results as well as increased accounts receivable collections for the current year . In addition, cash paid for interest expenses was decreased to $13.8 million for the year ended December 31, 2012 compared to $19.6 million for the year ended December 31, 2011.
Net cash used in investing activities in the year ended December 31, 2012 consisted primarily of $44.5 million for capital expenditures partially offset by proceeds from insurance settlements. Net cash used in investing activities in the year ended December 31, 2011 consisted primarily of $34.0 million for capital expenditures offset by proceeds from insurance settlements and the sale of our Vicksburg property. Capital expenditures primarily relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.
Net cash used in financing activities in the year ended December 31, 2012 consisted primarily of $171.5 million proceeds from the issuance of the New Term Loan Facility offset by $105.1 million repayments on our New Term Loan Facility and the Exit Facility. Net cash used in financing activities in the year ended December 31, 2011 consisted primarily of $26.3 million repayments on our Exit Facility.
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
The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50%

floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%. An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of December 31, 2012, the interest rate was 7.50%.
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
Our interest expense for the years ended December 31, 2012 and 2011 was $17.2 million and $32.4 million, respectively, which includes $3.3 million and $12.8 million, respectively, of amortization of the related debt discount, Penny Warrants and debt issuance costs for the year ended December 31, 2012 and 2011. The decrease compared to the prior year period is primarily attributable to the lower interest rate and amortization of debt discount and issuance costs on our New Term Loan Facility.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations
The following table summarizes our material future contractual obligations as of December 31, 2012 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt (a)	$1,795	$3,544	$3,500	$164,938	$173,777
Estimated interest payment on debt (b)	13,157	25,914	25,417	2,543	67,031
Operating leases	6,307	12,056	10,940	49,593	78,896
Purchase obligations (c)	4,486	473	168	—	5,127
Total	$25,745	$41,987	$40,025	$217,074	$324,831
_______________________________________________________________________________

(a)	The Credit Facilities provide for a stated maturity date of March 2018.

(b)	Estimated interest payment on debt is based on principal amounts outstanding and the interest rate at December 31, 2012 and required principal payments through the maturity of the debt.

(c)	Includes commitments for various contracts, including advertising, maintenance contracts and service agreements.
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
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations or under fresh-start reporting. In accordance with accounting guidance related to goodwill and other intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year and in certain situations between those annual dates.
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
Self-Insurance Reserves
We are self-insured up to certain stop loss amounts for employee health coverage, workers' compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as estimated by management with the assistance of a third party claims administrator. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points.

Customer Loyalty Program
The Company provides certain customer loyalty programs (the "Programs") at its casinos, which allow customers to redeem points earned from their gaming activity for cash, food, beverage, rooms or merchandise. Under the Programs, customers are able to accumulate points that may be redeemed in the future, subject to certain limitations and the terms of the Programs. The Company records a liability for the estimated cost of the outstanding points under the Programs that it believes will ultimately be redeemed. The estimated cost of the outstanding points under the Programs is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, the Company accrues this cost (after consideration of estimated redemption rates) as they are earned from gaming play, which is included in promotional allowances. For points that may only be redeemed for goods or services but cannot be redeemed for cash, the Company estimates the cost and accrues for this expense as the points are earned from gaming play, which is recorded as casino operating costs and expenses.
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
Recently Issued Accounting Standards
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other.” Under the new guidance, ASC Topic 350, "Testing indefinite-Lived Intangible Assets for Impairment," was amended to simplify the assessment of testing the impairment of indefinite-lived intangible assets other than goodwill. The amended guidance allows the Company to do an initial qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts prior to performing the quantitative indefinite-lived intangible asset impairment test. The amended guidance is effective for the Company for fiscal years beginning after September 15, 2012. The Company will consider this guidance when performing our assessment of indefinite-lived intangible assets other than goodwill.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary market risk exposure is in the area of interest rate risk. We incur interest expense on borrowing outstanding under the Credit Facilities. Our debt under the Credit Facilities consists primarily of the New Term Loan Facility. The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%. An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of December 31, 2012, the interest rate was 7.5%. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.
Based on our borrowings at December 31, 2012, assuming a 1% increase over the 7.5% floor specified in our New Term Loan Facility, our annual interest cost would increase $1.7 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is contained in the financial statements listed in Item 15(a) of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of December 31, 2012. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported in the time periods specific in the Securities and Exchange Commission's rules and forms.
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
Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2012, is effective.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Tropicana Entertainment Inc.

We have audited the internal control over financial reporting of Tropicana Entertainment Inc. (a Delaware corporation) (and subsidiaries) (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 8, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Reno, Nevada
March 8, 2013
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2013 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2013 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2013 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2013 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2013 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

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
Fifth Amendment to Lease Agreement dated September 1, 2011 by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC, and New Tropicana OpCo, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.10
Sublease Agreement dated November 24, 2008 by and between Holland & Hart, LLP, and Tropicana Entertainment, LLC (3930 Howard Hughes Pkwy, 4th Floor, Las Vegas Nevada 89169, corporate office space. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.10(A)
First Amendment to Sublease Agreement dated December 18, 2008 by and between Holland & Hart, LLP, and Tropicana Entertainment, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.11
Principles of Cooperation for the period covering June 20, 2005 through June 19, 2011 by and between the Seafarers Entertainment and Allied Trades Union and Catfish Queen Partnership in Commendam, d/b/a Argosy Casino of Baton Rouge, and Centroplex Convention Centre Hotel, L.L.C. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.12
Memorandum of Understanding for the period covering July 1, 2006 through June 30, 2011 by and between Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68 and IATSE, Local Union 917 (Entertainment) (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.13
Agreement for the period covering October 1, 2005 through September 30, 2008 and from year to year thereafter by and between Tropicana Casino And Resort and Teamsters Local 331 International Brotherhood of Teamsters, AFL-CIO. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.14
Memorandum of Understanding for the period covering July 1, 2006 through June 30, 2011 by and between Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68 and IATSE, Local Union 917 (Local 68—Operating Engineers—Entertainment Unit and Local 917 IATSE). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.15
Agreement remaining in effect until September 14, 2009 and from year to year thereafter by and between Adamar of New Jersey, Inc., d/b/a Tropicana Casino and Resort and Unite Here Local 54. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.16
Memorandum of Understanding for the period covering May 1, 2006 through April 30, 2011 by and between Marina Associates; Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Resort's International Holdings, L.L.C., f/a Atlantic City Hilton; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68; NJ Regional Council of Carpenters, Local Union 623 and Painters & Allied Trades District Council 711 (Union Agreement—Local 711—Painters). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.17
Memorandum of Understanding for the period covering May 1, 2006 through April 30, 2011 by and between Marina Associates; Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Resort's International Holdings, L.L.C., f/a Atlantic City Hilton; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68; NJ Regional Council of Carpenters, Local Union 623 and Painters & Allied Trades District Council 711 (Union Agreement—Local 623—Carpenters). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.18
Memorandum of Understanding for the period covering May 1, 2006 through April 30, 2011 by and between Marina Associates; Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Resort's International Holdings, L.L.C., f/a Atlantic City Hilton; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68; NJ Regional Council of Carpenters, Local Union 623 and Painters & Allied Trades District Council 711 (Union Agreement—Local 68—Operating Engineers). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.19
Collective Bargaining Agreement between International Union of Operating Engineers Local 68-68A-68B, AFL-CIO and Tropicana Casino and Resort for the period covering May 1, 2006 through April 30, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.20
Agreement for the period covering July 1, 2001 and continuing until June 30, 2006 and from year to year thereafter by and between Tropicana Casino & Entertainment Resort and International Union of Operating Engineers Local 66-68A-68B affiliated with the AFL-CIO, and International Alliance of Theatrical Stage Employees and Motion Picture Machine Operators of the United States of America, Local 917. (IATSE CBA). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.21
Amended and Restated Net Lease Agreement by and between Park Cattle Co. and Desert Palace, Inc. dated January 1, 2000. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.21(A)
Amendment and Reservation of Rights Regarding MontBleu dated April 2, 2008 by and between Park Cattle Co. and Columbia Properties Tahoe, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.21(B)
MontBleu Lease Amendment No. 2 by and between Park Cattle Co. and Columbia Properties Tahoe, LLC, dated June 12, 2009. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.21(C)
MontBleu Lease Amendment No. 3 by and between the Edgewood Companies and Columbia Properties Tahoe, LLC, made effective May 10, 2010. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.22
Purse Enhancement Agreement dated August 13, 2008 by and between New Jersey Sports & Exposition Authority and Adamar of New Jersey, Inc. d/b/a Tropicana Casino and Resort, as a member of the Casino Association of New Jersey. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.23
Lease Agreement dated June 25, 2010 by and between JMBS Casino, LLC and the City of Greenville, Mississippi. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.24
Securities Purchase Agreement, dated as of August 31, 2010, among New Tropicana Opco, Inc., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II L.P. and Icahn Partners Master Fund III L.P. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 2, 2010)

10.25
Agreement and Plan of Merger, dated as of September 10, 2010, among Greenville Riverboat, LLC and Lighthouse Point, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 15, 2010)

10.26
Asset Purchase Agreement, dated as of December 1, 2010, by and among Delta Investments & Development, LLC, as purchaser, and Columbia Properties Vicksburg, LLC, as seller. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 7, 2010)

10.26(A)
Indemnification Agreement, dated as of December 1 2010, by and among Delta Investments & Development, LLC, and Tropicana Entertainment Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 7, 2010)

10.27
Credit Agreement by and among Tropicana Entertainment Inc., the lenders party thereto from time to time, UBS AG, Stamford Branch, as administrative agent and collateral agent, and UBS Securities LLC, as Sole Bookrunner and Sole Lead Arranger. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 16, 2012)

10.27(A)
First Amendment to Credit Agreement by and among Tropicana Entertainment Inc., the lenders party thereto from time to time, UBS AG, Stamford Branch, as administrative agent and collateral agent, and UBS Securities LLC, as Sole Bookrunner and Sole Lead Arranger. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.27(B)
Reimbursement Agreement, by and between Tropicana Entertainment Inc. and UBS AG, Stamford Branch, as issuing bank (Incorporated by reference to the Company's Current Report on Form 8-K dated March 16, 2012)

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

TROPICANA ENTERTAINMENT INC.

Date:	March 8, 2013	By:	/s/ LANCE J. MILLAGE
		Name:	Lance J. Millage
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY P. RODIO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2013
Anthony P. Rodio

/s/ LANCE J. MILLAGE	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 8, 2013
Lance J. Millage

/s/ DANIEL A. NINIVAGGI	Director	March 8, 2013
Daniel A. Ninivaggi

/s/ DANIEL A. CASSELLA	Director	March 8, 2013
Daniel A. Cassella

/s/ HUNTER C. GARY	Director	March 8, 2013
Hunter C. Gary

/s/ JAMES L. NELSON	Director	March 8, 2013
James L. Nelson

/s/ DANIEL H. SCOTT	Director	March 8, 2013
Daniel H. Scott

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Tropicana Entertainment Inc. (the “Successor”) and Tropicana Entertainment Holdings, LLC, Colombia Properties Vicksburg, LLC, JMBS Casino, LLC (the “Predecessors”) (collectively, the “Company”)

We have audited the accompanying balance sheets of Tropicana Entertainment Inc. as of December 31, 2012 and 2011 (Successor) and the related statements of operations, changes in shareholders' equity/members' equity (deficit), and cash flows for the years ended December 31, 2012 and 2011 (Successor), and for the period from March 8, 2010 through December 31, 2010 (Successor) and for the period from January 1, 2010 through March 7, 2010 (Predecessors). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tropicana Entertainment Inc. as of December 31, 2012 and 2011 (Successor), and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 (Successor), and for the period from March 8, 2010 through December 31, 2010 (Successor) and for the period from January 1, 2010 through March 7, 2010 (Predecessors) in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tropicana Entertainment Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Reno, Nevada
March 8, 2013

TROPICANA ENTERTAINMENT INC.
BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Successor
	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$242,661	$149,743
Restricted cash	15,322	15,612
Receivables, net	28,496	42,858
Inventories	4,757	4,065
Prepaid expenses and other assets	10,688	10,783
Total current assets	301,924	223,061
Property and equipment, net	454,985	441,171
Goodwill	24,928	24,928
Intangible assets, net	67,957	76,954
Investments	34,799	34,007
Other assets, net	16,307	21,433
Total assets	$900,900	$821,554

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,795	$1,342
Accounts payable	40,617	41,986
Accrued expenses and other current liabilities	66,253	75,241
Total current liabilities	108,665	118,569
Long-term debt, net	168,959	92,745
Other long-term liabilities	7,686	8,198
Deferred tax liabilities	19,568	19,477
Total liabilities	304,878	238,989
Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at December 31, 2012 and 2011	263	263
Additional paid-in capital	600,359	605,999
Accumulated deficit	(4,600)	(23,697)
Total shareholders' equity	596,022	582,565
Total liabilities and shareholders' equity	$900,900	$821,554

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERTAINMENT INC.
STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Successor			Predecessors
	Year ended December 31, 2012	Year ended December 31, 2011	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010
					Discontinued Operations
	Tropicana Entertainment Inc.			Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
Revenues:
Casino	$493,301	$506,547	$446,147	$55,416	$1,189	$3,498
Room	94,449	105,516	87,872	7,101	86	45
Food and beverage	83,493	88,052	74,844	9,306	75	78
Other	24,321	24,034	22,137	1,559	16	30
Gross revenues	695,564	724,149	631,000	73,382	1,366	3,651
Less promotional allowances	(82,775)	(100,593)	(91,968)	(8,863)	(95)	(99)
Net revenues	612,789	623,556	539,032	64,519	1,271	3,552
Operating costs and expenses:
Casino	221,763	246,180	220,176	22,559	622	1,087
Room	35,257	32,087	26,099	2,819	62	24
Food and beverage	38,382	37,518	32,711	5,373	81	13
Other	16,671	12,944	12,132	1,081	7	—
Marketing, advertising and promotions	39,239	33,795	29,881	2,199	78	72
General and administrative	118,194	123,304	101,606	14,327	673	764
Maintenance and utilities	61,541	65,961	54,904	5,628	248	227
Depreciation and amortization	32,436	32,373	35,330	6,112	374	432
Impairment charges, other write-downs and recoveries	(2,426)	5,826	19,162	—	—	—
Goodwill impairment	—	—	1,731	—	—	—
Total operating costs and expenses	561,057	589,988	533,732	60,098	2,145	2,619
Operating income (loss)	51,732	33,568	5,300	4,421	(874)	933
Other income (expense):
Interest expense	(17,161)	(32,401)	(26,886)	(2,005)	—	(2)
Interest income	777	878	881	11	40	103
Loss on debt retirement	(12,847)	(2,385)	—	—	—	—
Total other income (expense)	(29,231)	(33,908)	(26,005)	(1,994)	40	101
Income (loss) from continuing operations before reorganization items and income taxes	22,501	(340)	(20,705)	2,427	(834)	1,034
Reorganization items, net	—	—	—	2,093,098	2,288,185	2,266,609
Income (loss) from continuing operations before income taxes	22,501	(340)	(20,705)	2,095,525	2,287,351	2,267,643
Income tax benefit (expense)	(3,404)	(2,650)	3,176	26,654	—	—
Income (loss) from continuing operations, including noncontrolling interest	19,097	(2,990)	(17,529)	2,122,179	2,287,351	2,267,643
Income (loss) from discontinued operations, net	—	158	(3,456)	—	—	—
Net income (loss), including noncontrolling interest	19,097	(2,832)	(20,985)	2,122,179	2,287,351	2,267,643
Less net (income) loss attributable to noncontrolling interests	—	—	120	845	—	—
Net income (loss)	$19,097	$(2,832)	$(20,865)	$2,123,024	$2,287,351	$2,267,643
Net income (loss) attributable to Tropicana Entertainment Inc.:
Income (loss) from continuing operations	$19,097	$(2,990)	$(17,409)
Income (loss) from discontinued operations, net	—	158	(3,456)
Net income (loss)	$19,097	$(2,832)	$(20,865)
Basic and diluted income (loss) per common share attributable to Tropicana Entertainment Inc.:
Income (loss) from continuing operations	$0.73	$(0.11)	$(0.66)
Income (loss) from discontinued operations, net	—	—	(0.13)
Net income (loss)	$0.73	$(0.11)	$(0.79)
Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313	26,313

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERTAINMENT INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/MEMBERS' EQUITY (DEFICIT)
(amounts in thousands)

	Successor						Predecessors
										Discontinued Operations
							Tropicana Entertainment Holdings, LLC			Columbia Properties Vicksburg, LLC	JMBS Casino, LLC

	Tropicana Entertainment Inc.
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity	Members' Equity (Deficit)	Noncontrolling Interest	Total Members' Equity (Deficit)	Members' Equity (Deficit)	Members' Equity (Deficit)
Balances, December 31, 2009 (Predecessors)	$—	$—	$—	$—	$—	$—	$(1,842,035)	$18,096	$(1,823,939)	$(2,283,246)	$(2,258,208)
Net income (loss)	—	—	—	—	—	—	2,123,024	(845)	2,122,179	2,287,351	2,267,643
Balances, March 7, 2010 (Predecessors)	—	—	—	—	—	—	280,989	17,251	298,240	4,105	9,435
Elimination of Predecessors equity	—	—	—	—	—	—	(280,989)	(17,251)	(298,240)	(4,105)	(9,435)
Issuance of 12,098,053 shares of common stock and 3,750,000 Ordinary Warrants upon emergence from Chapter 11	121	305,883	—	306,004	1,288	307,292	—	—	—	—	—
Issuance of 1,312,500 Penny Warrants in connection with Exit Facility	—	19,464	—	19,464	—	19,464	—	—	—	—	—
Balances, March 7, 2010 (Successor)	121	325,347	—	325,468	1,288	326,756	—	—	—	—	—
Issuance of 12,901,947 shares of common stock in connection with Tropicana AC acquisition	129	281,999	—	282,128	—	282,128	—	—	—	—	—
Issuance of 1,312,500 shares of common stock for Penny Warrants exercised	13	—	—	13	—	13	—	—	—	—	—
Acquisition of noncontrolling interest	—	(1,347)	—	(1,347)	(1,168)	(2,515)	—	—	—	—	—
Net loss	—	—	(20,865)	(20,865)	(120)	(20,985)	—	—	—	—	—
Balances, December 31, 2010 (Successor)	263	605,999	(20,865)	585,397	—	585,397	—	—	—	—	—
Net loss	—	—	(2,832)	(2,832)	—	(2,832)	—	—	—	—	—
Balances, December 31, 2011 (Successor)	263	605,999	(23,697)	582,565	—	582,565	—	—	—	—	—
Favorable lease adjustment	—	(5,640)	—	(5,640)	—	(5,640)	—	—	—	—	—
Net income	—	—	19,097	19,097	—	19,097	—	—	—	—	—
Balances, December 31, 2012 (Successor)	$263	$600,359	$(4,600)	$596,022	$—	$596,022	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERTAINMENT INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessors
	Year ended December 31, 2012	Year ended December 31, 2011	Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010
					Discontinued Operations
	Tropicana Entertainment Inc.			Tropicana Entertainment Holdings, LLC	Columbia Properties Vicksburg, LLC	JMBS Casino, LLC
Cash flows from operating activities:
Net income (loss), including noncontrolling interest	$19,097	$(2,832)	$(20,985)	$2,122,179	$2,287,351	$2,267,643
Adjustments to reconcile net income (loss), including noncontrolling interest, to net cash provided by operating activities:
Non-cash reorganization items and fresh-start reporting adjustments	—	—	—	(2,098,064)	(2,288,191)	(2,266,614)
Gain from disposal of discontinued operations, net	—	(1,007)	—	—	—	—
Loss on debt retirement	12,847	2,385	—	—	—	—
Gain on insurance recoveries	(4,318)	—	—	—	—	—
Depreciation and amortization (including discontinued operations)	32,436	32,373	35,891	6,112	374	432
Amortization of debt discount and debt issuance costs	3,302	12,765	10,542	137	—	—
Impairment charges and other write-downs (including discontinued operations)	1,892	5,826	20,212	—	—	—
Goodwill impairment	—	—	1,731	—	—	—
Insurance proceeds for flooding losses from business interruption	731	—	—	—	—	—
Deferred income tax	91	(23)	(7,159)	(30,838)	—	—
Changes in current assets and current liabilities:
Receivables, net	10,527	(3,981)	(6,867)	2,942	8	(79)
Inventories, prepaids and other assets	(522)	1,256	2,030	1,698	34	47
Accrued interest	—	—	(1)	(239)	—	—
Accounts payable, accrued expenses and other liabilities	(9,618)	(9,720)	5,243	(1,994)	(479)	(432)
Due from affiliates	—	—	—	(672)	934	3
Other	4,610	6,403	(8,367)	662	(25)	—
Net cash provided by operating activities	71,075	43,445	32,270	1,923	6	1,000
Cash flows from investing activities:
Additions of property and equipment	(44,450)	(34,040)	(17,316)	(1,057)	—	(11)
Insurance proceeds	2,052	2,500	—	—	—	—
Proceeds from sale of discontinued operations	—	2,731	—	—	—	—
Tropicana Aruba acquisition, net of $71 cash acquired	—	—	(11,958)	—	—	—
Other	2,877	3,133	442	—	3	—
Net cash provided by (used in) investing activities	(39,521)	(25,676)	(28,832)	(1,057)	3	(11)
Cash flows from financing activities:
Proceeds from issuance of debt	171,500	—	—	120,900	—	—
Payment on early retirement of debt	(2,048)	(500)	—	—	—	—
Payments on debt	(105,054)	(26,338)	(400)	(65,311)	—	—
Restricted cash	290	2,882	382	(16,075)	—	—
Acquisition of noncontrolling interest	—	—	(2,515)	—	—	—
Payment of financing costs	(3,324)	—	—	(1,500)	—	—
Proceeds from exercise of Penny Warrants	—	—	13	—	—	—
Net cash provided by (used in) financing activities	61,364	(23,956)	(2,520)	38,014	—	—
Net increase (decrease) in cash and cash equivalents	92,918	(6,187)	918	38,880	9	989
Increase in cash and cash equivalents related to Tropicana AC acquisition	—	—	58,014	—	—	—
Decrease (increase) in cash and cash equivalents related to assets held for sale	—	1,488	(1,488)	—	—	—
Cash and cash equivalents, beginning of period	149,743	154,442	96,998	50,904	2,372	3,844
Cash and cash equivalents, end of period	$242,661	$149,743	$154,442	$89,784	$2,381	$4,833
Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$13,823	$19,637	$16,345	$1,964	$—	$5
Cash paid for reorganization items	—	—	—	3,916	6	7
Cash received related to reorganization items	—	—	—	1	—	—
Cash paid for income taxes	5,500	2,665	1,644	—	—	—
Supplemental disclosure of non-cash items:
Common stock and Ordinary Warrants issued in exchange for discharge of liabilities subject to compromise	—	—	—	307,292	—	—
Common stock issued in connection with acquisition of Tropicana AC	—	—	282,128	—	—	—
Capital expenditures included in accrued expenses and other current liabilities	4,556	—	—	—	—	—
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
In April 2012, the Bayou Caddy's Jubilee Casino ("Jubilee") riverboat facility was closed and its operations were consolidated into Trop Casino Greenville as part of a project to expand and rebrand that property. The grand opening of Trop Casino Greenville occurred in May 2012. Because the Company is continuing operations within the Greenville market by combining the operations into one facility, Jubilee is not presented as discontinued operations in the accompanying financial statements.
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
Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company acquired the Predecessors in exchange for (i) the issuance of 12,098,053 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), and warrants to purchase an additional 3,750,000 shares of Common Stock (the "Ordinary Warrants") in accordance with the Plan and (ii) the entering into new debt in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of the Company's Common

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Stock at $0.01 per share (the "Penny Warrants"). As a result of the reorganization the Company also applied fresh-start reporting. Additionally, on the Effective Date, certain subsidiaries of the Company acquired Tropicana AC, and the lenders under the TEH Senior Secured Credit Facility each received their pro rata share of 12,901,947 shares of the Company's Common Stock in exchange for their credit bid of $200.0 million (the "Credit Bid"). As a result, on the Effective Date, Carl C. Icahn, Chairman of the Company's Board of Directors, became the beneficial owner of approximately 47.5% of the Company's Common Stock. Since March 8, 2010, Mr. Icahn has increased his beneficial ownership to approximately 67.9% of the Company's Common Stock.
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
On October 28, 2010, immediately following Mississippi Gaming Commission approval, the Company elected to effect a merger which resulted in the purchase of the minority interests in Greenville Riverboat, LLC, the Company's subsidiary that owns Tropicana Greenville (formerly Lighthouse Point). The minority owner received $2.5 million in January 2011, and exercised its appraisal rights requesting an additional $3.2 million as payment for its minority interest. The minority owner also asserted certain cross claims against Tropicana Greenville in the appraisal proceedings for additional distributions. In December 2012 a Special Master appointed by the court submitted a business valuation report to the court appraising the minority interest at approximately $2.6 million. We have filed exceptions seeking a further reduction to approximately $2.3 million. The Company believes that the cross claims are without merit and intends to vigorously defend the same, and also has contested any additional payment for the minority interest. There can be no assurance that the Company will succeed in this proceeding, and the Company could be required to make additional payments.
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
As discussed in Note 1, on December 1, 2010, the Company entered into an agreement to sell substantially all of the assets of Horizon Vicksburg and as a result its operations are presented as discontinued operations in the accompanying statements of operations for the Successor Period. Additionally, the Company is required to report the historical results of the Predecessors in its financial statements and have accordingly presented CP Vicksburg, one of its Predecessors and the owner and operator of Horizon Vicksburg, noting it as discontinued operations throughout its financial statements and notes thereto.
As of the Effective Date, the Company adopted the "fresh start" provisions in accordance with accounting guidance on reorganizations, which require that all assets and liabilities be recorded at their reorganization values and fair values, respectively, as of such Effective Date. Certain of these values differed materially from the values recorded on the Predecessors'

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Principles of Consolidation
The accompanying financial statements include the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Noncontrolling interest in the financial statements of the Company represents the noncontrolling equity ownership of Greenville Riverboat, LLC prior to October 28, 2010, the date the Merger was consummated, for the Successor Period. The noncontrolling interest of Greenville Riverboat, LLC prior to October 28, 2010 was allocated in accordance with the terms of the Greenville Riverboat, LLC operating agreement which was based upon an assumed liquidation of Lighthouse Point.
The accompanying financial statements for TEH include TEH, its majority-owned subsidiaries and Realty. Noncontrolling interest in the financial statements of TEH represents the noncontrolling equity interest ownership of Greenville Riverboat, LLC and Realty for the Predecessor Period. The noncontrolling equity ownership of Realty represents 100% of the earnings of Realty prior to the Effective Date. In accordance with accounting guidance related to the consolidation of variable interest entities, the consolidated financial statements of TEH included Realty, a variable interest entity of which TEH was the primary beneficiary and was required to be consolidated. Upon the Effective Date, Realty became a subsidiary of the Company. In addition, Greenville Riverboat, LLC was not a debtor in the Predecessors Chapter 11 Cases as it did not guarantee TEH's pre-petition debt.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Restricted Cash
Restricted cash consisted primarily of funds invested in approved money market funds. At December 31, 2012 and 2011, $9.7 million and $9.6 million, respectively, were restricted by the bankruptcy court in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $5.7 million and $6.0 million, respectively, were restricted to collateralize letters of credit.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations or under fresh-start reporting. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year and in certain situations between those annual dates.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Self-Insurance Reserves
The Company is self-insured up to certain stop loss amounts for employee health coverage, workers' compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as estimated by management with the assistance of a third party claims administrator. In estimating these accruals, historical loss experience is considered and judgments are made about the expected levels of costs per claim. The Company believes its estimates of future liability are reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimates for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points. At December 31, 2012 and 2011, the Company had total self-insurance accruals of $8.2 million and $10.7 million, respectively, reflected in its balance sheets.
Fair Value of Financial Instruments
The carrying values of the Company's cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The carrying values of investments, which include deposits and bonds, approximate fair value as items are presented net of a valuation allowance and in the case of the bonds, net of an unamortized discount.
The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of December 31, 2012 is approximately $176.7 million.
Customer Loyalty Program
The Company provides certain customer loyalty programs (the "Programs") at its casinos, which allow customers to redeem points earned from their gaming activity for cash, food, beverage, rooms or merchandise. Under the Programs, customers are able to accumulate points that may be redeemed in the future, subject to certain limitations and the terms of the Programs. The Company records a liability for the estimated cost of the outstanding points under the Programs that it believes will ultimately be redeemed. The estimated cost of the outstanding points under the Programs is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, the Company accrues this cost (after consideration of estimated redemption rates) as they are earned from gaming play, which is included in promotional allowances. For points that may only be redeemed for goods or services but cannot be redeemed for cash, the Company estimates the cost and accrues for this expense as the points are earned from gaming play, which is recorded as casino operating costs and expenses. At December 31, 2012 and 2011, the Company had $4.1 million and $4.5 million accrued for the estimated cost of anticipated redemptions under the Programs.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

	Successor			Predecessors
	Year ended December 31,		Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010
	2012	2011		through March 7, 2010
	TEI			TEH	CP Vicksburg	JMBS Casino
Room	$16,268	$21,801	$20,080	$1,340	$22	$24
Food and beverage	38,117	42,998	37,337	3,004	122	92
Other	2,433	5,416	4,035	162	5	—
Total	$56,818	$70,215	$61,452	$4,506	$149	$116
Gaming Taxes
The Company is subject to taxes based on gross gaming revenues, the number of gaming devices and/or the number of admissions in the jurisdictions in which the Company operates, subject to applicable jurisdictional adjustments. These gaming taxes are included in casino operating costs and expenses on the Company's statements of operations. Gaming taxes included in continuing operations totaled $75.1 million, $75.8 million and $66.7 million for the years ended December 31, 2012 and 2011 and the Successor Period, respectively. Gaming taxes included in continuing operations for TEH totaled $9.4 million for the Predecessor Period. Gaming taxes for CP Vicksburg totaled $0.1 million for the Predecessor Period. Gaming taxes for JMBS Casino totaled $0.4 million for the Predecessor Period.
Advertising
The Company expenses advertising costs as incurred or the first time the advertising takes place. Advertising expense, included in continuing operations, which is generally included in marketing, advertising and promotions on the Company's statements of operations, was $10.3 million, $9.5 million and $8.3 million for the years ended December 31, 2012 and 2011 and the Successor Period, respectively. Advertising expense for TEH was $0.8 million for the Predecessor Period. Advertising expense for CP Vicksburg was $40,000 for the Predecessor Period. Advertising expense for JMBS Casino was $31,000 for the Predecessor Period.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The amended guidance is effective for the Company for fiscal years beginning after September 15, 2012. The Company will consider this guidance when performing the assessment of indefinite-lived intangible assets other than goodwill.
A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.
Reclassifications
Certain reclassifications have been made to prior year amounts in order to conform with current year presentation.
Favorable lease adjustment
In connection with the adoption of fresh-start reporting as of the Effective Date, the Company recognized favorable lease assets which were being amortized to rental expense on a straight-line basis over 30 years. In 2012, the Company determined that certain favorable lease agreements were not assumed by the Company pursuant to the Company's Plan of Reorganization and emergence from bankruptcy and, accordingly, the related favorable lease asset should not have been recognized on the Effective Date. The Company evaluated the effects of this adjustment on the financial statements and concluded that the error was not material to any prior annual or interim periods or the current period. In June of 2012 the Company reduced additional paid-in capital by $5.6 million, reduced intangible assets, net by $5.3 million and reversed rental expense of $0.3 million related to prior periods to remove the favorable lease assets.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
(j)—Reflects the fair value of property and equipment and intangible assets in connection with fresh-start reporting. The following table summarizes the components of property and equipment, net as a result of the application of fresh-start reporting(in thousands):

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
Liabilities Subject to Compromise—Guarantee of Affiliate Debt
The New Jersey License Denial (Note 8) caused an immediate default under the Credit Facility and the subsequent transfer of assets of Tropicana AC to the Trustee (Note 8) caused a default under the Notes of which CP Vicksburg and JMBS Casino were Affiliate Guarantors. As a result of the Chapter 11 Cases, both CP Vicksburg and JMBS Casino recorded losses related to the guarantee of the Notes and Credit Facility with a corresponding $2.3 billion liability subject to compromise related to the guarantee of affiliate debt included as of March 7, 2010.
Ordinary Warrants
In accordance with the Plan, holders of the Predecessors' Notes and general unsecured claims received Ordinary Warrants to purchase 3,750,000 shares of the Company's Common Stock. The Ordinary Warrants have a four year and nine month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years; a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as reorganization items of TEH on the accompanying statements of operations in the Predecessor Period.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Reorganization Items
Reorganization items, excluding amounts included in discontinued operations for the Company and TEH, represent amounts incurred as a direct result of the Chapter 11 Cases and were comprised of the following (in thousands):

	Predecessors
	Period January 1, 2010 through March 7, 2010
		Discontinued Operations
	TEH	CP Vicksburg	JMBS Casino
Discharge of liabilities subject to compromise	$2,454,648	$2,293,780	$2,285,349
Elimination of Beneficial interest in Trust	(200,000)	—	—
Revaluation of assets and liabilities	(140,703)	(5,662)	(18,817)
Elimination and revaluation of minority interest	15,963	—	—
Liabilities reinstated	(21,466)	(3)	(2)
Issuance of Ordinary Warrants	(11,475)	—	—
Other	1,097	76	84
Non-cash reorganization items, net	2,098,064	2,288,191	2,266,614
Professional fees	(4,382)	—	—
Write-off debt issuance costs	—	—	—
Interest income	1	—	—
Other	(585)	(6)	(5)
Total reorganization items, net	$2,093,098	$2,288,185	$2,266,609
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
The following details TEI's consolidated opening balance sheet as of March 8, 2010 which represents the Successor upon emergence from bankruptcy and the acquisition of Tropicana AC (in thousands):

	Successor	Tropicana AC	Eliminations (i)	TEI
Cash and cash equivalents	$96,998	$58,014	$—	$155,012
Other current assets	45,771	23,386	(415)	68,742
Property and equipment	280,949	189,451	—	470,400
Goodwill	26,659	—	—	26,659
Intangible assets	83,743	6,600	—	90,343
Investments	—	30,952	—	30,952
Other noncurrent assets	21,148	3,639	—	24,787
Total assets	$555,268	$312,042	$(415)	$866,895

Current liabilities	$91,427	$29,750	$(415)	$120,762
Long-term debt, net of current portion	100,136	164	—	100,300
Other noncurrent liabilities	36,949	—	—	36,949
Total liabilities	228,512	29,914	(415)	258,011
TEI's shareholders' equity	325,468	282,128	—	607,596
Noncontrolling interest	1,288	—	—	1,288
Total shareholders' equity	326,756	282,128	—	608,884
Total liabilities and shareholders' equity	$555,268	$312,042	$(415)	$866,895

(i)	Reflects the elimination of affiliate activity of $0.4 million.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5—PRO FORMA RESULTS (UNAUDITED)
The following pro forma results of operations assume that the Restructuring Transactions, including the acquisition of the Predecessors and Tropicana AC, occurred at the beginning of the respective periods (in thousands, except per share data):

Year ended
December 31, 2010
Net revenues	$661,715
Operating income	12,781
Net loss from continuing operations attributable to TEI	(15,830)
Basic and diluted loss from continuing operations per common share attributable to TEI	$(0.60)
The pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Restructuring Transactions had actually occurred on those dates, nor of the results that may be reported in the future.
NOTE 6—RECEIVABLES
Receivables consist of the following (in thousands):

	December 31,
	2012	2011
Casino	$19,670	$26,064
Hotel	5,888	5,179
Predecessors' administrative tax claim	10,478	14,314
Other	4,912	9,784
	40,948	55,341
Allowance for doubtful accounts	(12,452)	(12,483)
Receivables, net	$28,496	$42,858
The Predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. In October 2012, the Company partially settled certain of the Predecessors' administrative tax claim amounts and received a refund of $3.8 million.The timing of any collections on these claims is uncertain and is pending litigation. During the years ended December 31, 2012 and 2011 and the Successor Period, the Company recognized bad debt expense of $2.7 million, $4.4 million and $2.3 million, respectively, and had $2.0 million, $2.6 million and $1.5 million, respectively, in write-offs of uncollectable account receivables, majority of which was related to Tropicana AC.
NOTE 7—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	December 31, 2012	December 31, 2011
Land	—	$92,840	$92,840
Buildings and improvements	10 - 40	319,700	301,948
Furniture, fixtures and equipment	3 - 7	104,201	82,892
Riverboats and barges	5 - 15	20,100	19,148
Construction in progress	—	13,956	9,336
		550,797	506,164
Accumulated depreciation		(95,812)	(64,993)
Property and equipment, net		$454,985	$441,171
Depreciation expense for property and equipment totaled $31.4 million, $31.3 million and $34.4 million for the years ended December 31, 2012 and 2011 and the Successor Period, respectively. Depreciation expense for TEH, CP Vicksburg and JMBS Casino for the Predecessor Period totaled approximately $6.1 million, $0.4 million and $0.4 million, respectively.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
NOTE 9—GOODWILL AND INTANGIBLE ASSETS
In connection with the application of fresh-start reporting, we recorded goodwill and intangible assets which were adjusted during our annual impairment testing in the fourth quarters of 2011 and 2010.
Changes in the carrying amount of Goodwill by segment are as follows (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South and other	1,731	(1,731)	—	1,731	(1,731)	—
Corporate	10,704	—	10,704	10,704	—	10,704
Total	$26,659	$(1,731)	$24,928	$26,659	$(1,731)	$24,928
Intangible assets consist of the following (in thousands):

		December 31,
	Estimated life (years)	2012	2011

Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	28,700	28,700
Customer lists	3	3,079	3,079
Favorable lease	5 - 42	15,645	24,100
Total intangible assets		72,924	81,379
Less accumulated amortization:
Customer lists		(2,908)	(1,882)
Favorable lease		(2,059)	(2,543)
Total accumulated amortization		(4,967)	(4,425)
Intangible assets, net		$67,957	$76,954
Upon the adoption of fresh-start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the "Tropicana" trade name which was reduced by a $3.7 million impairment loss during the fourth quarter of 2010 and an additional $0.3 million impairment loss in the fourth quarter of 2011. The Company also recognized, upon the adoption of fresh-start reporting, $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators, which was reduced by a $15.3 million impairment loss during the fourth quarter of 2010. At December 31, 2012 and 2011, the indefinite life gaming license of $28.7 million is related to Casino Aztar.
Customer lists, which represent the value associated with customers enrolled in our customer loyalty programs, were valued at $1.7 million upon adoption of fresh-start reporting and $1.4 million was also recognized in connection with the Tropicana AC acquisition and are being amortized on a straight-line basis over three years. Amortization expense related to customer lists, which is amortized to depreciation and amortization expense, for the years ended December 31, 2012 and 2011 and the Successor Period was $1.0 million, $1.0 million and $0.9 million, respectively. Estimated annual amortization expense related to the Company's customer lists for for the year ended December 31, 2013 is anticipated to be $0.2 million.
Favorable lease arrangements were valued at $8.6 million upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over 30 years, which approximates the remaining useful life of the respective leased facility. In the second quarter of 2012, the Company determined that certain lease arrangements valued upon adoption of fresh-start reporting were overstated; however, the amount was not material to any prior period or the current period. Accordingly, the Company reduced the intangible asset, net of accumulated amortization, by $5.3 million as of June 30, 2012 (see Note 2 - Favorable lease adjustment). In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million of intangibles assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

over the terms of the various leases. In the second quarter of 2012, management reviewed the tenant leases at Tropicana AC and determined that there was a $1.8 million impairment due to certain original tenant leases being terminated early. The remaining balance will continue to be amortized over the remaining useful life. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized $10.3 million of intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease of approximately 42 years. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the years ended December 31, 2012 and 2011 and the Successor Period, was $0.9 million, $1.5 million and $1.1 million, respectively. Estimated annual amortization related to the Company's favorable lease arrangements is anticipated to be $0.8 million in each of the years ended December 31, 2013 and 2014, $0.7 million for the year ended December 31, 2015, and $0.4 million in each of the years ended December 31, 2016 and 2017.
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
In connection with fresh-start reporting, the Predecessors' intangible assets were eliminated on the Effective Date. Amortization expense for TEH for the Predecessor Period for those assets amortized was $27,000. Amortization expense for CP Vicksburg for the Predecessor Period for those assets amortized was $2,000. JMBS Casino recognized no amortization expense for the Predecessor Period as the intangible assets were fully amortized.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10—IMPAIRMENT CHARGES AND OTHER WRITE-DOWNS
Impairment charges and other write-downs included in continuing operations consist of the following (in thousands):

	Successor			Predecessors
	Year ended December 31,		Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010
	2012	2011			Discontinued Operations
	TEI			TEH	CP Vicksburg	JMBS Casino
Impairment of property and equipment (Note 7)	$—	$5,139	$—	$—	$—	$—
Impairment of intangible assets (Note 9)	1,779	300	18,970	—	—	—
Loss on disposal of assets	113	387	192	—	—	—
Gain on insurance recoveries (Note 22)	(4,318)	—	—	—	—	—
Total impairment charges, other write-downs and recoveries	$(2,426)	$5,826	$19,162	$—	$—	$—
NOTE 11—INVESTMENTS (SUCCESSOR)
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the Casino Reinvestment Development Authority (the "CRDA"). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at December 31, 2012 and 2011 approximates their fair value.
Investments consist of the following (in thousands):

	Successor
	TEI
	December 31,
	2012	2011
Investment in bonds—CRDA	$16,616	$14,173
Less unamortized discount	(4,498)	(3,882)
Less valuation allowance	(3,415)	(2,972)
Deposits—CRDA	29,751	30,961
Less valuation allowance	(6,987)	(7,862)
Direct investment—CRDA	4,612	4,633
Less valuation allowance	(1,280)	(1,044)
Total investments	$34,799	$34,007
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and record the deposit at fair value on the date the deposit obligation arises. During the years ended December 31, 2012 and 2011 and the Successor Period, the Company charged $0.5 million, $1.7 million and $0.4 million, respectively, to general and administrative expenses on the accompanying statement of operations. In addition, the

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Company recognized interest income of $0.4 million, $0.4 million and $0.1 million, respectively, related to the CRDA investment for the years ended December 31, 2012 and 2011 and the Successor Period.
NOTE 12—OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2012	2011
Debt issuance costs	$2,910	$3,224
Casino Aztar prepaid rent	5,175	7,875
Deposits	6,200	7,614
Other	2,022	2,720
Other assets	$16,307	$21,433
NOTE 13—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Accrued payroll and benefits	$25,102	$25,743
Accrued gaming and related	10,975	12,101
Accrued taxes	10,516	11,932
Predecessors' administrative tax claim	9,792	13,628
Other accrued expenses and current liabilities	9,868	11,837
Total accrued expenses and other current liabilities	$66,253	$75,241
The Predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. In October 2012, the Company partially settled certain of the Predecessors' administrative tax claim amounts and reduced the related liability by $3.8 million. The Company is in the process of determining the timing and amount of the Predecessors' claims to be settled.
NOTE 14—DEBT
Debt consists of the following (in thousands):

	December 31,
	2012	2011
New Term Loan Facility, due 2018, interest at 7.5% at December 31, 2012, net of unamortized discount of $3.0 million at December 31, 2012	$170,665	$—
Term Loan Facility, due 2013, interest at 15% at December 31, 2011, net of unamortized discount of $9.7 million at December 31, 2011 (related party)	—	93,956
Other long-term debt	89	131
Total long-term debt	170,754	94,087
Less current portion of debt	(1,795)	(1,342)
Total long-term debt, net	$168,959	$92,745
Successor
Credit Facilities
In March 2012, the Company entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). No letters of credit are outstanding at December 31, 2012 under the Credit Facilities. Commencing on June 30, 2012 under the Credit Facilities, the New Term Loan Facility requires quarterly principal payments of 0.25% of the

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The New Term Loan Facility is secured by substantially all of the Company's assets and is guaranteed by all of the Company's domestic subsidiaries. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. During the year ended December 31, 2012 the Company recognized a $12.8 million loss on debt retirement which consists of a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts.
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
The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%. An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of December 31, 2012, the interest rate was 7.5%.
The New Term Loan Facility may be prepaid at the option of the Company any time without penalty (other than customary breakage fees), except that a 1% premium will apply in certain circumstances if prepaid prior to March 16, 2013. The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, (ii) compliance with a first lien net leverage ratio, measured quarterly on a trailing twelve-month basis (commencing at 3.50:1.00 for the fiscal quarter ending June 30, 2012, and reducing over time to 2.50:1.00 beginning as of the fiscal quarter ending March 31, 2016), and (iii) compliance with a total net leverage ratio, measured quarterly on a training twelve-month basis, of 5.00:1.00. Key defaults include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Term Loan Facility and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the New Term Loan Facility). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at December 31, 2012.
Scheduled maturities of the Company's long-term debt at December 31, 2012 are as follows (in thousands):

Successor
Years ending December 31,	TEI
2013	$1,795
2014	1,794
2015	1,750
2016	1,750
2017	1,750
Thereafter	164,938
Total scheduled maturities	173,777
Unamortized debt discount	(3,023)
Total long-term debt	$170,754

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Exit Facility
On December 29, 2009, TEI entered into a credit facility (the "Exit Facility") with multiple lenders including entities affiliated with Mr. Icahn ("Icahn Affiliates"), as further discussed in Note 15, which consisted of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Revolving Facility"). The Exit Facility would have matured on March 8, 2013. The Term Loan Facility required mandatory principal payments of $1.3 million annually on March 8, 2011 and 2012. In addition to the required principal payments the Company made a $25.0 million principal pre-payment in December 2011. The Revolving Facility generally did not require mandatory borrowing or principal payments. Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders under the Exit Facility. On the Effective Date the proceeds of the Exit Facility were used to repay certain indebtedness, including TEH's DIP Credit Facility, to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. All amounts outstanding under the Exit Facility accrued interest at a rate per annum of 15% so long as no default or event of default had occurred and was continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company was required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility was guaranteed by substantially all the existing and future subsidiaries of TEI. In March 2012 the Company paid in full the remaining outstanding amounts and terminated the Exit Facility.
Predecessors
Debtor-in-Possession Credit Agreement
On May 5, 2008, TEH entered into the DIP Credit Facility. In October 2008, TEH increased its availability under the DIP Credit Facility from $67.0 million to $80.0 million. TEH extended the maturity of the DIP Credit Facility to the earlier of March 31, 2010 or the Effective Date of the Plan. Borrowings under the DIP Credit Facility bore interest at a margin over the Alternate Base Rate or Adjusted LIBO Rate (each as defined in the DIP Credit Facility), as selected by TEH.
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
The New Jersey License Denial caused an immediate default under the Credit Facility. Subsequent to the Petition Date, the Bankruptcy Court authorized TEH to make adequate protection payments that included interest on the Credit Facility. Effective February 1, 2009, the Bankruptcy Court authorized TEH to suspend the adequate protection payments with respect to interest, which resulted in no subsequent interest expense related to the Credit Facility. As of the Effective Date, the Credit Facility was terminated pursuant to the Plan, with the exception of the portion related to the Credit Bid as further discussed in Note 8.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
The filing for bankruptcy protection on May 5, 2008 caused an early termination of these interest swap agreements. The interest rate swap agreements provided that upon an early termination, the market value of the interest rate swap agreement as of the date of the early termination was due and interest payable on this amount was owed at the prime rate plus 2%. The fair value of the interest rate swap agreements as of May 5, 2008 was approximately $55.9 million of which $53.2 million related to TEH continuing operations and was included in liabilities subject to compromise at December 31, 2009 which were discharged on the Effective Date upon consummation of the Plan.
NOTE 15—RELATED PARTY TRANSACTIONS
Icahn Affiliates
On May 4, 2009, pursuant to the Plan, the Company entered into a commitment letter (the "Commitment Letter") with Icahn Affiliates, pursuant to which Icahn Affiliates committed to provide, on a fully underwritten basis, the Exit Facility. At the time of the repayment of the Exit Facility in March 2012, an entity affiliated with Mr. Icahn was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility. In addition, another entity affiliated with Mr. Icahn was the administrative agent and collateral agent under the Exit Facility. The Company and TEH paid a total of $9.5 million in debt issuance costs related to the Exit Facility. Unamortized debt issuance costs of $3.2 million were included in other assets, net on the accompanying balance sheet as of December 31, 2011. In December 2011, the Company made a $25.0 million prepayment on the Exit Facility and recognized a $2.4 million loss related to that prepayment. In March 2012, when the Exit Facility was repaid in full, the Company paid a prepayment penalty to the lenders of $2.0 million and expensed the remaining unamortized debt issuance costs of $2.7 million to loss on debt retirement in the year ended December 31, 2012.
Insight Portfolio Group LLC (formerly known as Icahn Sourcing, LLC)
Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating rates with a wide range of suppliers of goods, services and tangible and intangible property. The Company was a member of the buying group in 2012 and, as such, was afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing had negotiated rates and terms. Icahn Sourcing did not guarantee that the Company would purchase any goods, services or property from any such vendors, and the Company was under no obligation to do so. Prior to December 31, 2012, the Company did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.
In December 2012, Icahn Sourcing advised the Company that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses in 2013.  The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $8.2 million and $8.7 million as of December 31, 2012 and December 31, 2011, respectively, of which $7.7 million and $8.2 million is included in other long-term liabilities on the accompanying balance sheets as of December 31, 2012 and December 31, 2011, respectively.
Casino Aztar Land Lease
The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Casino Aztar is situated. Under the terms of the lease, the Company may extend the lease term through November 30, 2040 by exercising up to seven five-year renewal options. In March 2010, the Company amended the Casino Aztar land lease and exercised its second of its seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2.0 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 12% of the AGR in excess of $100 million. In accordance with the lease renewal, during the Successor Period the Company paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015. In addition, per the terms of the lease, the Company constructed a pedestrian bridge to Casino Aztar as a leasehold improvement at a cost of approximately $3.4 million. The bridge opened in April 2012.
Belle of Baton Rouge Lease
Belle of Baton Rouge leases certain land and buildings under separate leases, with annual payments of $0.3 million which run through 2013 with options to extend for up to 70 years. In addition, Belle of Baton Rouge leases a parking lot with annual base rent of $0.4 million, plus 0.94% of annual Adjusted Gross Revenue in excess of $45 million but not to exceed $80 million through August 2015.
Tropicana Greenville Lease
Tropicana Greenville leases approximately four acres of land on which the docking, entry and parking facilities of the casino are situated. Tropicana Greenville is required to pay an amount equal to 2% of its monthly gross gaming revenues in rent, with a minimum monthly payment of $75,000. In addition, in any given year in which annual gross gaming revenues exceed $36.6 million, Tropicana Greenville is required to pay 8% of the excess amount as rent pursuant to the terms of the lease. The current lease expires in 2019 with options to extend its term through 2044.
Jubilee Lease
The Company has a lease agreement with the City of Greenville, Mississippi, for the moorage, docking and berthing of Jubilee. The current lease with the City of Greenville requires annual rental payments of $0.4 million which expires in August 2020 and provides the Company with the option of two five-year renewals. Jubilee ceased operations at its riverboat facility in April 2012, however the Company is still evaluating its future uses of the facility in connection with its operations at Tropicana Greenville. Under the terms of the lease, the Company is obligated to continue rent payments and the vessel may remain on the premises for a period of up to one year from the date of cessation of operations.
Tropicana Aruba Land Lease
The Company assumed a land lease in August 2010 for approximately 14 acres of land on which Tropicana Aruba is situated through July 30, 2051. Under the terms of the land lease, the annual rent is $93,000.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Successor
Years ending December 31,	TEI
2013	$6,307
2014	6,181
2015	5,875
2016	5,504
2017	5,436
Thereafter	49,593
Total	$78,896
Rent expense included in continuing operations totaled approximately $16.0 million, $15.4 million and $10.1 million for the years ended December 31, 2012 and 2011 and the Successor Period, respectively. Rent expense included in continuing operations for TEH, CP Vicksburg and JMBS Casino for the Predecessor Period totaled approximately $2.0 million, $0.1 million and $0.1 million, respectively.
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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying balance sheets as of December 31, 2012 and December 31, 2011. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the Chapter 11 Cases, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011 the parties are awaiting the Court's decision regarding these motions.
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
The Company is claiming the exemption on sales and use tax returns for periods from March 2008 to February 2012 based on the Nevada Supreme Court decision and has not accrued or paid any sales or use tax for that period. Recently the Nevada Department of Taxation has asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis. This position stems from a recent Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision. The Company is currently accruing tax prospectively, but is not remitting any tax, as it disagrees with the position asserted by the Nevada Department of Taxation.
Greenville Riverboat, LLC Appraisal Action
On October 28, 2010, the Company elected to effect a merger which resulted in the purchase of the minority interests in Greenville Riverboat, LLC, the Company's subsidiary that owns Lighthouse Point. The minority owner received $2.5 million in cash, and exercised appraisal rights, requesting an additional $3.2 million as payment for its minority interest, for a total valuation of approximately $5.7 million. The minority owner also asserted certain cross claims against Lighthouse Point in the appraisal proceeding, pending in The Chancery Court of Rankin County, Mississippi, Civil Action No. 70800, for additional

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

distributions. The Company believes that the cross claims are without merit and intends to vigorously defend the same. The Company also has contested any additional payment for the minority interest. In December 2012 a Special Master appointed by the court submitted a business valuation report to the court appraising the minority interest at approximately $2.6 million. We have filed exceptions seeking a further reduction to approximately $2.3 million. There can be no assurance that the Company will succeed in this proceeding, and the Company could be required to make additional payments.
Tropicana AC Tax Appeal Settlement
In January 2013 we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2007 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC will receive a $49.5 million refund in the form of credits against future year real estate tax bills beginning in 2013 and ending in 2017. The credits are front-loaded in 2013 and 2014 so that after the credits are applied, Tropicana will pay $1.8 million in taxes in 2013 and $3.0 million in taxes in 2014, with the remainder of the credits spread over the remaining three years, 2015 through 2017.
Indiana Gross Income Tax Appeals
In October 2012 we partially settled gross income tax litigation pending with the State of Indiana related to our Predecessor, Aztar Missouri Gaming Corporation (“AMO”). Pursuant to the settlement we received a refund in the approximate amount of $3.8 million attributed to AMO's overpayment of gross income tax for the tax years 2004 through 2007. Gross income tax refund claims involving our Predecessor, Aztar Indian Gaming Corporation (“AIN”), for the same tax years as well as gross income tax assessments involving AIN for the tax year 2008 remain in litigation.
Litigation in General
The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.
NOTE 17—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its Common Stock, $0.01 par value per share, of which 26,312,500 shares were issued and outstanding as of December 31, 2012. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of December 31, 2012. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Warrants
In accordance with the Plan, holders of the Predecessors' $960 million of 95/8% Senior Subordinated Notes and general unsecured claims received Ordinary Warrants to purchase 3,750,000 shares of Common Stock. The Ordinary Warrants have a four year, six month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
In addition, pursuant to the terms of the Exit Facility, the Company issued Penny Warrants to purchase 1,312,500 shares of Common Stock at a strike price of $0.01 to participating lenders on the Effective Date. The Penny Warrants had a term of 3 months. The Company valued the Penny Warrants using the Black-Scholes option valuation model assuming a life of 0.24 years, a volatility factor of 41% and a risk free rate of 0.16%. During the Successor Period, all the 1,312,500 Penny Warrants were exercised at $0.01 per share. The resulting value of $19.5 million was treated as a debt discount and the unamortized balance was netted against the carrying value of the Exit Facility on the accompanying balance sheet as of December 31, 2011. The discount was amortized at a constant rate applied to the outstanding balance of the Exit Facility with a corresponding increase in non-cash interest expense. The unamortized balance of $5.5 million was included in the loss on debt retirement in March 2012 when the Exit Facility was repaid in full.
Significant Ownership
At December 31, 2012, Mr. Icahn indirectly controlled approximately 67.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
NOTE 18—BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (SUCCESSOR)
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
NOTE 19—EMPLOYEE BENEFIT PLANS
Retirement Plans
The Company offers a defined contribution 401(k) plan, which covers substantially all employees who are not covered by a collective bargaining agreement and who reach certain age and length of service requirements. Plan participants can elect to defer before tax compensation through payroll deductions. Such deferrals are regulated under Section 401(k) of the Internal Revenue Code. The plan allows for the Company to make an employer contribution on the employees behalf at the Company's discretion. The Predecessors elected to suspend the employer contribution effective May 1, 2009 with the exception of Casino Aztar. The Company suspended the employer contributions at Tropicana AC and Casino Aztar in September 2010 and February 2011, respectively. The Company does not sponsor a defined benefit plan.
The Company made no matching contributions in 2012. The Company's matching contributions included in continuing operations were approximately $36,000 and $0.6 million for the year ended December 31, 2011 and the Successor Period, respectively. TEH's matching contributions included in continuing operations were approximately $40,000 for the Predecessor Period.
Multiemployer Pension Plans
At December 31, 2012 we had collective bargaining agreements with unions covering certain employees. Certain Company employees who are members of various unions are covered by union-sponsored, collectively bargained,

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

multiemployer defined benefit pension plans. The risks of participating in multiemployer pension plans are different from single-employer pension plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (iii) if the Company stops participating in some of its multiemployer pension plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The Company's total contributions to these multiemployer plans were $0.5 million, $3.0 million and $2.8 million for the years ended December 31, 2012 and 2011, and the Successor Period, respectively, and do not represent more than 5% of total contribution to those plans. The Company's participation in the individually significant plan is outlined in the table below, while other plans have been aggregated in the “Other” line as the contributions to these plans are not material:

Pension Fund	EIN/Pension Plan number	Pension Protection Act Status	Contributions (in thousands)			Funding Improvement Plan/ Rehabilitation Plan Status	Surcharge Paid
			2012	2011	Successor Period
UNITE HERE National Retirement Fund	13-6130178 / 001	Red (a)	$461	$2,755	$2,265	Implemented	No
Other			—	238	533
Total			$461	$2,993	$2,798
(a) On March 31, 2010, this fund was certified in critical status under the federal multiemployer plan funding laws pursuant to the Pension Protection Act of 2006.

During 2011, the Company withdrew from certain "Other" union pension plans and paid $0.3 million of withdrawal liabilities. Under the UNITE HERE National Retirement Fund Rehabilitation Plan (the "NRF"), the Company paid increased contributions from January 2012 until the Company withdrew from the plan on February 25, 2012. The contributions increased from $1.773 per employee per straight time hour worked to $1.911 per employee per straight time hour worked. In September 2011, the collective bargaining agreement with UNITE HERE expired and the Company continued to voluntarily contribute to the NRF after the September 2011 expiration date through February 25, 2012 (at which time the Company declared an impasse in the collective bargaining negotiations and ceased contributions to the NRF). UNITE HERE subsequently filed a complaint with the National Labor Relations Board (the "NLRB") alleging that the Company's declarations of an impasse violated the National Labor Relations Act. The Company is contesting this complaint. In the event the NLRB rules against the Company and in favor of UNITE HERE and the Company is unsuccessful in overturning such NLRB ruling, the Company could be required to make contributions to the NRF for the period of time in which the Company's withdrawal was in effect. In addition, in January 2012 the NRF's legal counsel sent a letter to the Company asserting that any Company withdrawal from the NRF would not be entitled to the NRF's "Free Look Rule" and would trigger a withdrawal liability. The Company disagrees with this assertion and does not believe it has any legal obligation for any withdrawal liability.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 20—DISCONTINUED OPERATIONS
As discussed in Note 1, on December 1, 2010, the Company, through CP Vicksburg, entered into an agreement to sell substantially all of the assets of Horizon Vicksburg, and as a result, its operations are presented as discontinued operations in the accompanying statements of operations for the year ended December 31, 2011 and the Successor Period. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying statements of cash flows.
Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

	Year ended December 31, 2011	Period from March 8, 2010 through December 31, 2010
Net revenues	$1,652	$5,520
Operating costs and expenses	(2,416)	(8,956)
Impairment of property and equipment (Note 7)	—	(1,065)
Loss from operations	(764)	(4,501)
Interest income, net	1	—
Gain from disposal of discontinued operations, net	1,007	—
Income tax expense	(86)	1,045
Gain from discontinued operations, net	$158	$(3,456)
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
NOTE 21—INCOME TAXES
The Company files a consolidated federal income tax return and for the Successor Period and the years ended December 31, 2012 and 2011 is the common parent for income tax purposes.
For the Predecessor Period, Wimar was the common parent of an affiliated group of corporations including TEH which were taxed as C-Corporations for income tax purposes. CP Vicksburg and JMBS Casino were pass-through entities for federal and state income tax purposes. As pass-through entities, the tax attributes of CP Vicksburg and JMBS Casino would pass through to its members who owed any related income taxes. As a result, no provision for income taxes was recorded in the accompanying financial statements for CP Vicksburg and JMBS Casino.
The income tax expense (benefit) attributable to net loss from continuing operations before income taxes is as follows (in thousands):

	Successor			Predecessor
	TEI			TEH
	Year ended December 31,		Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010
	2012	2011
Current:
Federal	$227	$1,214	$884	$—
State	3,268	1,459	3,130	1,315
Total current	3,495	2,673	4,014	1,315
Deferred:
Federal	(84)	(21)	(6,838)	(24,403)
State	(7)	(2)	(352)	(3,566)
Total deferred	(91)	(23)	(7,190)	(27,969)
Expense (benefit) from income taxes	$3,404	$2,650	$(3,176)	$(26,654)

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

A reconciliation of the federal income tax statutory rate and the effective tax rate is as follows:

	Successor			Predecessor
	TEI			TEH
	Year ended December 31,		Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010
	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Employment credits	—	272.8	—	—
Permanent differences	1.8	(67.6)	(0.7)	—
Disallowed foreign activity	4.2	(325.6)	(2.8)	—
State tax	9.4	(278.2)	(8.1)	—
Valuation allowance	(35.3)	(415.8)	(5.2)	—
Goodwill impairment	—	—	(2.9)	—
Reorganization items	—	—	—	(36.3)
Effective tax rate	15.1%	(779.4)%	15.3%	(1.3)%

The major tax-effected components of the net deferred tax liability are as follows (in thousands):

	Successor
	TEI
	December 31, 2012	December 31, 2011
Deferred tax assets:
Receivables	5,050	4,549
Accrued compensation	5,060	5,891
Reserves/accrued liabilities	2,531	2,842
Net operating loss carryforward	61,762	56,420
Property and equipment	138,532	160,302
Credits/carryforwards	2,646	—
Other assets	3,452	3,540
Gross deferred tax assets	219,033	233,544
Valuation allowance	(214,563)	(227,035)
Total deferred tax assets	4,470	6,509

Deferred tax liabilities:
Deductible prepaid expenses	(3,088)	(3,150)
Intangible assets	(20,950)	(22,836)
Total deferred tax liabilities	(24,038)	(25,986)
Net deferred tax liabilities	(19,568)	(19,477)
The Company has federal net operating loss carryforwards pursuant to the acquisition of Adamar. Internal Revenue Code Section 382 ("Section 382") places certain limitations on the annual amount of net operating loss carryforwards that can be utilized when a change of ownership occurs. The Company believes its acquisition of Adamar was a change in ownership pursuant to Section 382. As a result of the annual limitation, the net operating loss carryforward amount available to be used in future periods is approximately $174.0 million and will begin to expire in 2028 and forward. As of December 31, 2011, the Company could not determine it was more likely than not to utilize its net operating loss carryforwards before expiration and has established a full valuation allowance.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	Successor			Predecessor
	TEI			TEH
	December 31, 2012	December 31, 2011	December 31, 2010	March 7, 2010
Unrecognized tax benefits, beginning of period	$—	$—	$—	$29,809
Reductions based on tax positions related to the prior year	—	—	—	—
Reductions due to lapse of statute of limitations	—	—	—	—
Unrecognized tax benefits, end of period	$—	$—	$—	$29,809
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
NOTE 22—FLOODING AND RELATED EXPENSES
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
Insurance Coverage
Insurance policies carried on both Tropicana Greenville and Jubilee include coverage for property damage and business interruption subject to a deductible. The Company filed claims with its insurance carriers for Tropicana Greenville and Jubilee under its property and business interruption policies in July 2011. As of December 31, 2011, the Company had received $2.5 million in advances from its insurance carriers, which resulted in a deferred gain of $1.6 million, net of the expenses and write-downs, which is included in the accompanying balance sheet as of December 31, 2011 in accrued expenses and other current liabilities. During 2012 the Company received an additional $2.8 million in advances from its insurance carriers and substantially finalized its filed claims resulting in a gain of $4.3 million, net of expenses and write-downs, which is included in the accompanying statement of operations for the year ended December 31, 2012.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 23—SEGMENT INFORMATION
The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, (iv) and South and other. The Company uses operating income to compare operating results among its segments and allocate resources.
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income (loss) from continuing operations before income taxes for the years ended December 31, 2012 and 2011, the Successor Period and the Predecessor Period (in thousands):

	Successor			Predecessors
	Year ended December 31, 2012	Year ended December 31, 2011	Period March 8, 2010 through December 31, 2010	Period January 1, 2010 through March 7, 2010
					Discontinued Operations
	TEI			TEH	CP Vicksburg	JMBS Casino
Net revenues:
East	$264,037	$279,063	$257,431	$—	$—	$—
Central	122,502	123,975	98,466	22,432	—	—
West	120,518	123,608	104,840	26,174	—	—
South and other	105,732	96,910	78,256	15,868	1,271	3,552
Corporate	—	—	39	45	—	—
Total net revenues	$612,789	$623,556	$539,032	$64,519	$1,271	$3,552
Operating income (loss):
East	$2,059	$2,286	$15,170	$—	$—	$—
Central	27,002	26,284	5,296	4,691	—	—
West	11,403	7,160	5,434	1,731	—	—
South and other	20,413	10,670	(1,375)	2,603	(874)	933
Corporate	(9,145)	(12,832)	(19,225)	(4,604)	—	—
Total operating income (loss)	$51,732	$33,568	$5,300	$4,421	$(874)	$933
Reconciliation of operating income (loss) to income (loss) from continuing operations before income taxes:
Operating income (loss)	$51,732	$33,568	$5,300	$4,421	$(874)	$933
Interest expense	(17,161)	(32,401)	(26,886)	(2,005)	—	(2)
Interest income	777	878	881	11	40	103
Loss on debt retirement	(12,847)	(2,385)	—	—	—	—
Reorganization items, net	—	—	—	2,093,098	2,288,185	2,266,609
Income (loss) from continuing operations before income taxes	$22,501	$(340)	$(20,705)	$2,095,525	$2,287,351	$2,267,643

	Successor
	TEI
	December 31,
	2012	2011
Assets by segment:
East	$343,777	$336,202
Central	154,860	158,682
West	116,615	115,160
South and other	118,197	121,681
Corporate	167,451	89,829
Total assets	$900,900	$821,554

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 24—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(amounts in thousands, except per share data)
Net revenues	$155,231	$163,608	$171,462	$122,488
Operating income (loss)	12,631	15,036	26,036	(1,971)
Income (loss) from continuing operations, including noncontrolling interest	(4,821)	8,760	20,856	(5,698)
Loss from discontinued operations, net	—	—	—	—
Net income (loss)	$(4,821)	$8,760	$20,856	$(5,698)
Basic and diluted income (loss) per common share attributable to Tropicana Entertainment Inc.:
Income (loss) from continuing operations	$(0.18)	$0.33	$0.79	$(0.22)
Net income (loss)	$(0.18)	$0.33	$0.79	$(0.22)

	Year ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(amounts in thousands, except per share data)
Net revenues	$156,861	$144,880	$175,359	$146,456
Operating income (loss)	5,151	3,675	27,050	(2,308)
Income (loss) from continuing operations, including noncontrolling interest	(1,614)	(2,731)	14,936	(13,581)
Loss from discontinued operations, net	158	—	—	—
Net income (loss)	$(1,456)	$(2,731)	$14,936	$(13,581)
Basic and diluted income (loss) per common share attributable to Tropicana Entertainment Inc.:
Income (loss) from continuing operations	$(0.06)	$(0.10)	$0.57	$(0.52)
Net income (loss)	$(0.06)	$(0.10)	$0.57	$(0.52)