Form 10-Q
period 2013-03-31
Tropicana Entertainment Inc.
filed 2013-05-02
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of April 29, 2013, there were 26,312,500 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$240,968	$242,661
Restricted cash	15,328	15,322
Receivables, net	28,395	28,496
Inventories	4,749	4,757
Prepaid expenses and other assets	14,858	10,688
Total current assets	304,298	301,924
Property and equipment, net	454,027	454,985
Goodwill	24,928	24,928
Intangible assets, net	67,593	67,957
Investments	35,192	34,799
Other assets, net	14,981	16,307
Total assets	$901,019	$900,900

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,796	$1,795
Accounts payable	36,723	40,617
Accrued expenses and other current liabilities	65,342	66,253
Total current liabilities	103,861	108,665
Long-term debt, net	168,656	168,959
Other long-term liabilities	7,587	7,686
Deferred tax liabilities	19,568	19,568
Total liabilities	299,672	304,878
Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at March 31, 2013 and December 31, 2012	263	263
Additional paid-in capital	600,359	600,359
Retained earnings (accumulated deficit)	725	(4,600)
Total shareholders' equity	601,347	596,022
Total liabilities and shareholders' equity	$901,019	$900,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Casino	$116,583	$127,749
Room	20,458	23,171
Food and beverage	19,703	21,018
Other	5,148	5,433
Gross revenues	161,892	177,371
Less promotional allowances	(18,683)	(22,140)
Net revenues	143,209	155,231
Operating costs and expenses:
Casino	51,664	59,013
Room	7,558	8,118
Food and beverage	9,425	9,544
Other	3,484	3,528
Marketing, advertising and promotions	9,042	8,977
General and administrative	29,196	30,447
Maintenance and utilities	14,460	15,040
Depreciation and amortization	8,473	7,948
Impairment charges and other	508	(15)
Total operating costs and expenses	133,810	142,600
Operating income	9,399	12,631
Other income (expense):
Interest expense	(3,575)	(6,176)
Interest income	187	139
Loss on debt retirement	—	(12,847)
Total other income (expense)	(3,388)	(18,884)
Income (loss) before income taxes	6,011	(6,253)
Income tax benefit (expense)	(686)	1,432
Net income (loss)	$5,325	$(4,821)

Basic and diluted income (loss) per common share:
Net income (loss)	$0.20	$(0.18)

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$5,325	$(4,821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on debt retirement	—	12,847
Depreciation and amortization	8,473	7,948
Amortization of debt discount and debt issuance costs	317	2,323
Impairment charges	439	—
Loss (gain) on disposition of asset	69	(15)
Changes in current assets and current liabilities:
Receivables, net	101	2,357
Inventories, prepaids and other assets	(4,163)	(3,703)
Accounts payable, accrued expenses and other liabilities	(1,089)	2,239
Other	1,250	1,934
Net cash provided by operating activities	10,722	21,109
Cash flows from investing activities:
Additions of property and equipment	(12,427)	(11,795)
Other	466	312
Net cash used in investing activities	(11,961)	(11,483)
Cash flows from financing activities:
Proceeds from issuance of debt	—	171,500
Payment on early retirement of debt	—	(2,048)
Payments on debt	(448)	(103,709)
Restricted cash	(6)	(3,593)
Payment of financing costs	—	(3,064)
Net cash provided by (used in) financing activities	(454)	59,086
Net increase (decrease) in cash and cash equivalents	(1,693)	68,712
Cash and cash equivalents, beginning of period	242,661	149,743
Cash and cash equivalents, end of period	$240,968	$218,455

Supplemental cash flow disclosure:
Cash paid for interest	$3,150	$3,270
Cash paid for income taxes	—	1,178
Change in capital expenditures included in accrued and other current liabilities	(3,717)	—

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
Background
The Company was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Company also acquired Columbia Properties Vicksburg ("CP Vicksburg"), JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("Realty"), all of which were part of the same plan of reorganization (the "Plan") as TEH (collectively, the "Predecessors"). In addition, the Company acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, pursuant to an amended and restated asset purchase agreement, including Tropicana AC. The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time the Company acquired Adamar and several of the Predecessors' gaming properties and related assets. Adamar was not a party to the Predecessors' bankruptcy. Prior to March 8, 2010, the Company conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles in the United States ("GAAP") are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, from which the accompanying condensed consolidated balance sheet information as of that date was derived.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in the Company's financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the impairment of long-lived assets, intangible assets, CRDA investments, self-insured liability reserves, customer loyalty program reserves, contingencies, litigation, claims, assessments and loss contingencies. Actual results could differ from these estimates. At December 31, 2012 the Company estimated bonus accruals to be paid out in 2013. Actual payments of bonuses occurred in March 2013 and resulted in a reduction of the bonus accrual of $0.6 million. The impact of this change in accounting estimate is an increase of $0.6 million to operating income for the three months ended March 31, 2013. At December 31, 2011 the Company estimated bonus accruals to be paid out in 2012. Actual payments of bonuses occurred in April 2012 and resulted in a reduction of the bonus accrual of $1.2 million. The impact of this change in accounting estimate is an increase of $1.2 million to operating income for the three months ended March 31, 2012.
Restricted Cash
Restricted cash consisted primarily of funds invested in approved money market funds. At March 31, 2013 and December 31, 2012, $9.7 million and $9.7 million, respectively, were restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $5.6 million and $5.6 million, respectively, were restricted to collateralize letters of credit.
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
The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of March 31, 2013 is approximately $174.1 million.
Revenue Recognition and Promotional Allowances
Casino revenue represents the difference between wins and losses from gaming activities. Room, food and beverage and other operating revenues are recognized at the time the goods or services are provided. The Company collects taxes from customers at the point of sale on transactions subject to sales and other taxes. Revenues are recorded net of any taxes collected. The majority of the Company's casino revenue is counted in the form of cash and chips and, therefore, is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The estimated departmental costs and expenses of providing these promotional allowances are included in casino operating costs and expenses and consist of the following (in thousands):

	Three months ended March 31,
	2013	2012
Room	$4,160	$4,887
Food and beverage	8,497	9,516
Other	419	478
Total	$13,076	$14,881

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Recently Issued Accounting Standards
A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our condensed consolidated financial statements.
Reclassifications
Certain reclassifications have been made to prior year amounts in order to conform with current year presentation.
NOTE 3—RECEIVABLES
Receivables consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Casino	$19,269	$19,670
Hotel	4,858	5,888
Predecessors' administrative tax claim	10,478	10,478
Other	5,881	4,912
	40,486	40,948
Allowance for doubtful accounts	(12,091)	(12,452)
Receivables, net	$28,395	$28,496
The Predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. The timing of any collections on these claims is uncertain and is pending litigation.
NOTE 4—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	March 31, 2013	December 31, 2012
Land	—	$92,840	$92,840
Buildings and improvements	10 - 40	324,550	319,700
Furniture, fixtures and equipment	3 - 7	109,021	104,201
Riverboats and barges	5 - 15	19,290	20,100
Construction in progress	—	12,045	13,956
		557,746	550,797
Accumulated depreciation		(103,719)	(95,812)
Property and equipment, net		$454,027	$454,985
In January 2013 the Jubilee barge was damaged as a result of a high-wind storm. The full extent of the damage is still being evaluated. Based on the Company's preliminary assessment, the barge suffered moderate damage. The Company has filed preliminary claims with its insurance carriers. Due to the damage sustained, the Company tentatively adjusted the carrying value of the barge to an estimated salvage value of $0.7 million, which resulted in a loss of $0.4 million included in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2013. The Company is uncertain of the amount and timing of any insurance proceeds that may be received, which may result in a future gain or loss.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of Goodwill are as follows (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	14,224	—	14,224	14,224	—	14,224
South and other	1,731	(1,731)	—	1,731	(1,731)	—
Corporate	10,704	—	10,704	10,704	—	10,704
Total	26,659	(1,731)	24,928	26,659	(1,731)	24,928
Intangible assets consist of the following (in thousands):

	Estimated life (years)	March 31, 2013	December 31, 2012
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	28,700	28,700
Customer lists	3	3,079	3,079
Favorable lease	5 - 42	15,645	15,645
Total intangible assets		72,924	72,924
Less accumulated amortization:
Customer lists		(3,079)	(2,908)
Favorable lease		(2,252)	(2,059)
Total accumulated amortization		(5,331)	(4,967)
Intangible assets, net		$67,593	$67,957
Upon the adoption of fresh-start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the "Tropicana" trade name which was reduced by a $3.7 million impairment loss during the fourth quarter of 2010 and an additional $0.3 million impairment loss in the fourth quarter of 2011. The Company also recognized, upon the adoption of fresh-start reporting, $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators, which was reduced by a $15.3 million impairment loss during the fourth quarter of 2010. At March 31, 2013, the indefinite life gaming license of $28.7 million is related to Casino Aztar.
Customer lists, which represent the value associated with customers enrolled in our customer loyalty programs, were valued at $1.7 million upon adoption of fresh-start reporting and $1.4 million was also recognized in connection with the Tropicana AC acquisition and are being amortized on a straight-line basis over three years. Amortization expense related to customer lists, which is amortized to depreciation and amortization expense, for the three months ended March 31, 2013 and 2012 was $0.2 million and $0.3 million, respectively.
Favorable lease arrangements were valued at $8.6 million upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over 30 years, which approximates the remaining useful life of the respective leased facility. In the second quarter of 2012, the Company determined that certain lease arrangements valued upon adoption of fresh-start reporting were overstated; Accordingly, the Company reduced the intangible asset, net of accumulated amortization, by $5.3 million as of June 30, 2012. In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million of intangibles assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. In the second quarter of 2012, management reviewed the tenant leases at Tropicana AC and determined that there was a $1.8 million impairment due to certain original tenant leases being terminated early. The remaining balance will continue to be amortized over the remaining useful life. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized $10.3 million of intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease of approximately 42 years. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the three months ended March 31, 2013 and 2012, was $0.2 million and $0.4 million, respectively.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 6—INVESTMENTS
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the Casino Reinvestment Development Authority (the "CRDA"). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at March 31, 2013 and December 31, 2012 approximates their fair value.
Investments consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Investment in bonds—CRDA	$16,655	$16,616
Less unamortized discount	(4,508)	(4,498)
Less valuation allowance	(3,415)	(3,415)
Deposits—CRDA	29,979	29,751
Less valuation allowance	(7,114)	(6,987)
Direct investment—CRDA	4,595	4,612
Less valuation allowance	(1,000)	(1,280)
Total investments	$35,192	$34,799
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended March 31, 2013 and 2012, the Company charged $0.2 million and $0.2 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statement of operations.
NOTE 7—OTHER ASSETS
Other assets consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Debt issuance costs	$2,865	$2,910
Casino Aztar prepaid rent	4,500	5,175
Deposits	5,627	6,200
Other	1,989	2,022
Other assets	$14,981	$16,307

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued payroll and benefits	$25,275	$25,102
Accrued gaming and related	9,528	10,975
Accrued taxes	10,849	10,516
Predecessors' administrative tax claim	9,792	9,792
Other accrued expenses and current liabilities	9,898	9,868
Total accrued expenses and other current liabilities	$65,342	$66,253
The Predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. The Company is in the process of determining the timing and amount of the Predecessors' claims to be settled.
NOTE 9—DEBT
Debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
New Term Loan Facility, due 2018, interest at 7.5% at March 31, 2013 and December 31, 2012, net of unamortized discount of $2.9 million and $3.0 million at March 31, 2013 and December 31, 2012, respectively	$170,374	$170,665
Other long-term debt	78	89
Total long-term debt	170,452	170,754
Less current portion of debt	(1,796)	(1,795)
Total long-term debt, net	$168,656	$168,959
Credit Facilities
In March 2012, the Company entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The New Term Loan Facility is secured by substantially all of the Company's assets and is guaranteed by all of the Company's domestic subsidiaries. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the exit facility, which consisted of a $130 million senior secured term loan credit facility and a $20 million senior secured revolving credit facility (the “Exit Facility”), which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. During the three months ended March 31, 2012 the Company recognized a $12.8 million loss on debt retirement which consists of a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts.
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
The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%. An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of March 31, 2013, the interest rate was 7.5%.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The New Term Loan Facility may be prepaid at the option of the Company any time without penalty (other than customary breakage fees). The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, (ii) compliance with a first lien net leverage ratio, measured quarterly on a trailing twelve-month basis (commencing at 3.50:1.00 for the fiscal quarter ended June 30, 2012, and reducing over time to 2.50:1.00 beginning as of the fiscal quarter ending March 31, 2016), and (iii) compliance with a total net leverage ratio, measured quarterly on a trailing twelve-month basis, of 5.00:1.00. Key defaults include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Term Loan Facility and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the New Term Loan Facility). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at March 31, 2013.
NOTE 10—IMPAIRMENT CHARGES AND OTHER
Impairment charges and other write-downs consist of the following (in thousands):

	Three months ended March 31,
	2013	2012
Impairment of barge (Note 4)	$439	$—
Loss (gain) on disposal of assets	69	(15)
Total impairment charges and other	$508	$(15)
NOTE 11—RELATED PARTY TRANSACTIONS
Icahn Affiliates
On May 4, 2009, pursuant to the Plan, the Company entered into a commitment letter (the "Commitment Letter") with Icahn Affiliates, pursuant to which Icahn Affiliates committed to provide, on a fully underwritten basis, the Exit Facility. At the time of the repayment of the Exit Facility in March 2012, an entity affiliated with Mr. Icahn was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility. In addition, another entity affiliated with Mr. Icahn was the administrative agent and collateral agent under the Exit Facility. The Company and TEH paid a total of $9.5 million in debt issuance costs related to the Exit Facility. Unamortized debt issuance costs of $3.2 million were included in other assets, net on the accompanying condensed consolidated balance sheet as of December 31, 2012. In March 2012, when the Exit Facility was repaid in full, the Company paid a prepayment penalty to the lenders of $2.0 million and expensed the remaining unamortized debt issuance costs of $2.7 million to loss on debt retirement in the three months ended March 31, 2012.
Insight Portfolio Group LLC (formerly Icahn Sourcing, LLC)
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
Effective January 1, 2013, Icahn Sourcing restructured its ownership and changed its name to Insight Portfolio Group LLC (“Insight Portfolio Group”). In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses in 2013. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. The Company paid $0.1 million to Insight Portfolio Group during the three months ended March 31, 2013.
NOTE 12—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $8.1 million and $8.2 million on the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.
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
Belle of Baton Rouge Lease
Belle of Baton Rouge leases certain land and buildings under separate leases, with annual payments of $0.3 million which run through 2013 with options to extend for up to 70 years. In addition, Belle of Baton Rouge leases a parking lot with annual base rent of approximately $0.4 million, plus 0.94% of annual adjusted gross revenue in excess of $45 million but not to exceed $80 million through August 2015.
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
Jubilee Lease
The Company has a lease agreement with the City of Greenville, Mississippi, for the moorage, docking and berthing of Jubilee. The current lease with the City of Greenville requires annual rental payments of $0.4 million which expires in August 2020 and provides the Company with the option of two five-year renewals. Jubilee ceased operations at its riverboat facility in April 2012. The Company is evaluating its future uses of the Jubilee facility. Under the terms of the lease, the Company is obligated to continue rent payments and in April 2013 the vessel was moved to a dry dock facility in Amelia, Louisiana.
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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011, the parties are awaiting the Court's decision regarding these motions.
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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which motion was denied. In September 2012, Aztar filed an appeal of the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division, which appeal is currently pending. A hearing on the appeal is scheduled for May 2013. Any recovery obtained by Aztar in this action will be recoverable by the Company as the current owner of Tropicana AC.
Greenville Riverboat, LLC Appraisal Action
On October 28, 2010, immediately following Mississippi Gaming Commission approval, the Company elected to effect a merger which resulted in the purchase of the minority interests in Greenville Riverboat, LLC, the Company's subsidiary that owns Tropicana Greenville (formerly Lighthouse Point Casino). The minority owner received $2.5 million in January 2011, and exercised its appraisal rights requesting an additional $3.2 million as payment for its minority interest. The minority owner also asserted certain cross claims against Tropicana Greenville in the appraisal proceedings for additional distributions. In December 2012 a Special Master appointed by the court submitted a business valuation report to the court appraising the minority interest at approximately $2.6 million. We have filed exceptions seeking a further reduction to approximately $2.3 million. The Company believes that the cross claims are without merit and intends to vigorously defend the same, and also has contested any additional payment for the minority interest. There can be no assurance that the Company will succeed in this proceeding, and the Company could be required to make additional payments.
Tropicana AC Tax Appeal Settlement
In January 2013 we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC will receive a $49.5 million refund in the form of credits against future year real estate tax bills beginning in 2013 and ending in 2017. The credits are front-loaded in 2013 and 2014 so that after the credits are applied, Tropicana will pay $1.8 million in taxes in 2013 and $3.0 million in taxes in 2014, with the remainder of the credits spread over the remaining three years, 2015 through 2017. The Company will recognize these credits as a reduction to operating expenses in the periods they are utilized. In addition, the Company expensed $4.1 million in professional fees related to this settlement in the three months March 31, 2013.
Litigation in General
The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.
NOTE 13—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 26,312,500 shares were issued and outstanding as of March 31, 2013. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of March 31, 2013. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Warrants
In accordance with the Plan, holders of the Predecessors' $960 million of 95/8% Senior Subordinated Notes and general unsecured claims received warrants to purchase 3,750,000 shares of Common Stock ("Ordinary Warrants"). The Ordinary Warrants have a four year, six month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed consolidated balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as a reorganization item of the Predecessors statements of operations.
Significant Ownership
At March 31, 2013, Mr. Icahn indirectly controlled approximately 67.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
NOTE 15—INCOME TAXES
The Company's effective income tax rate for the three months ended March 31, 2013 and 2012 was 11.4% and 22.9%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2013 was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2012 was primarily related to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 16—SEGMENT INFORMATION
The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, (iv) and South and other. The Company uses operating income to compare operating results among its segments and allocate resources.
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income (loss) before income taxes for the quarters ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Net revenues:
East	$56,171	$59,893
Central	31,002	32,193
West	31,055	32,486
South and other	24,981	30,659
Corporate	—	—
Total net revenues	$143,209	$155,231
Operating income:
East	$(1,270)	$(4,993)
Central	7,162	7,423
West	4,131	5,678
South and other	2,381	7,217
Corporate	(3,005)	(2,694)
Total operating income	$9,399	$12,631
Reconciliation of operating income to income (loss) before income taxes:
Operating income	$9,399	$12,631
Interest expense	(3,575)	(6,176)
Interest income	187	139
Loss on debt retirement	—	(12,847)
Income (loss) before income taxes	$6,011	$(6,253)

Assets by segment:	March 31, 2013	December 31, 2012
East	$346,203	$343,777
Central	153,127	154,860
West	116,513	116,615
South and other	119,257	118,197
Corporate	165,919	167,451
Total assets	$901,019	$900,900
NOTE 17—SUBSEQUENT EVENT
On April 25, 2013, the Company entered into an agreement to sell, or cause to be sold, substantially all of the assets and certain liabilities associated with the operation of River Palms in exchange for $7.0 million in cash, subject to potential adjustment for working capital at the time of closing. The transaction is subject to regulatory approval and certain other conditions precedent and is expected to close in the third quarter of 2013, although the Company can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or other strategic plans, our competition, financing, revenues, tax benefits, our beliefs regarding the sufficiency of our existing cash and credit sources, including our Credit Facilities (as defined below) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. You should consider the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include three casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of March 31, 2013, our properties collectively included approximately 372,000 square feet of gaming space with 7,100 slot machines, 210 table games and 6,000 hotel rooms.
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
On April 25, 2013, the Company entered into an agreement to sell, or cause to be sold, substantially all of the assets and certain liabilities associated with the operation of River Palms in exchange for $7.0 million in cash, subject to potential adjustment for working capital at the time of closing. The transaction is subject to regulatory approval and certain other conditions precedent and is expected to close in the third quarter of 2013, although the Company can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.
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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Tropicana AC.  In addition to its traditional guests, Tropicana AC's marketing strategy targets high end table games players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table games hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table games hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods due to this marketing strategy. For the three months ended March 31, 2013, the table game hold percentage increased 5.8 percentage points, when compared to the same period in the prior year. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•	General Economic Conditions. Uncertain economic conditions continue to adversely impact us and the gaming industry as a whole.

•
Debt and Interest Expense.  In March 2012, we entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount through December 2017 with the remaining outstanding amounts due on March 16, 2018, the maturity date. The obligations under the New Term Loan Facility bear interest at a floating rate which was 7.50% as of March 31, 2013. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. We recognized a $12.8 million loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts during the three months ended March 31, 2012. An entity affiliated with Carl C. Icahn, the chairman of our board of directors and, through Icahn Enterprises, our principal beneficial stockholder, was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility. Our interest expense was $3.6 million and $6.2 million for the three months ended March 31, 2013 and 2012, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.3 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively.

•
Superstorm Sandy. In October 2012, Superstorm Sandy forced a city-mandated closure of all casinos in Atlantic City for approximately five days. Although Tropicana AC did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania resulted in long term business interruption that has continued into 2013 and materially affected operating results. First quarter 2013 results were adversely affected due to the business interruption encountered as a result of Superstorm Sandy.

•	Tropicana Greenville. In April 2012 we closed the Jubilee riverboat facility and in May 2012 we consolidated its operations with Tropicana Greenville.

Three months ended March 31, 2013 compared to three months ended March 31, 2012
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended March 31,
	2013	2012
Net revenues:
East	$56,171	$59,893
Central	31,002	32,193
West	31,055	32,486
South and other	24,981	30,659
Corporate	—	—
Total net revenues	$143,209	$155,231
Operating income (loss):
East	$(1,270)	$(4,993)
Central	7,162	7,423
West	4,131	5,678
South and other	2,381	7,217
Corporate	(3,005)	(2,694)
Total operating income	$9,399	$12,631
Operating income margin(a):
East	(2.3)%	(8.3)%
Central	23.1%	23.1%
West	13.3%	17.5%
South and other	9.5%	23.5%
Total operating income margin	6.6%	8.1%
(a)Operating income margin is operating income as a percentage of net revenues.
The following table presents detail of our net revenues (in thousands):

	Three months ended March 31,
	2013	2012
Revenues:
Casino	$116,583	$127,749
Room	20,458	23,171
Food and beverage	19,703	21,018
Other	5,148	5,433
Gross revenues	161,892	177,371
Less promotional allowances	(18,683)	(22,140)
Net revenues	$143,209	$155,231
Net Revenues
In the East region, net revenues were $56.2 million for the three months ended March 31, 2013, a decrease of $3.7 million, or 6.2%, when compared to the three months ended March 31, 2012. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 12.1% in the three months ended March 31, 2013. The current year period includes an additional competitor that opened in May 2012. Tropicana AC's net revenues decreased from the prior year period primarily due to a $2.8 million decrease in room revenues and a $2.1 million decrease in casino revenues. These decreases are a result of the increased competition in Atlantic City as well as the regional market coupled with the lingering effects of Superstorm Sandy. Tropicana AC casino results decreased primarily due to lower table games and slot volumes, slightly offset by higher table game hold percentage. Total gaming volumes at Tropicana AC were 16.4% lower than the same period in the prior year. The decrease in table games revenues resulted from lower volumes of high end play in the current year quarter. The average daily room rate decreased to $78 for the three months ended March 31, 2013 from $84 for the three months ended March 31, 2012. The occupancy rate for the three months ended March 31, 2013 at Tropicana AC was 65%, down from 76% for the three months ended March 31, 2012.
In the Central region, net revenues were $31.0 million for the three months ended March 31, 2013, a decrease of $1.2 million, or 3.7%, over the three months ended March 31, 2012, primarily due to reduced customer volumes. Unfavorable weather conditions and increased competition impacted Casino Aztar during the three months ended March 31, 2013. A nearby horse track began operating 200 instant race machines in September 2012, which negatively impacted customer volume. Gaming revenues in the Central region decreased compared to the prior year period primarily due to a 6.6% decrease in slot volumes and a 6.9% decrease in table games volumes. The occupancy rate for the three months ended March 31, 2013 at Casino Aztar was 60%, a decrease from 69% in the three months ended March 31, 2012. This decrease reflects lower customer visitation due to unfavorable weather conditions in the current quarter compared to the prior year quarter. The average daily room rate at Casino Aztar was $95 for the three months ended March 31, 2013, compared to $85 for the three months ended March 31, 2012. Casino Aztar completed a room renovation at the end of 2012 which contributed to the increased room rates in the three months ended March 31, 2013.
In the West region, net revenues were $31.1 million for the three months ended March 31, 2013, a decrease of $1.4 million, or 4.4%, compared to the three months ended March 31, 2012. The decrease was primarily driven by a 7.2% decline in slot volumes partially offset by a 1.2% increase in table games volumes. Net revenues and volumes in the West region continue to be negatively impacted by the declining casino revenue in the Laughlin market. Net revenues at our Laughlin properties declined $1.9 million for the three months ended March 31, 2013 compared to the comparable prior year period. At MontBleu, net revenues increased $0.7 million due to increased customer visitation. Although MontBleu's gaming revenues for the three months ended March 31, 2013 were relatively flat with the comparable prior year period, their hotel occupancy increased 6 percentage points from the three months ended March 31, 2012. The average daily room rate for the West region was $42 for the three months ended March 31, 2013, compared to $39 for the three months ended March 31, 2012. The occupancy rate for the three months ended March 31, 2013 and 2012 at our properties in the West region was 46% and 51%, respectively.
In the South and other region, net revenues were $25.0 million for the three months ended March 31, 2013, a decrease of $5.7 million, or 18.5%, compared to the three months ended March 31, 2012. Results at the Belle of Baton Rouge decreased $5.4 million primarily due to a 25.7% decrease in slot volumes and a 45.2% decrease in table games volumes. Gaming volume decreases from the comparable prior year period are primarily attributed to a new competitor which opened in Baton Rouge in September 2012. Our Mississippi property contributed a $0.5 million decrease in revenues related to lower slot volumes. Increased hotel occupancy at Tropicana Aruba contributed to an increase of $0.2 million in net revenues during the three months ended March 31, 2013. The occupancy rate at our properties in the South and other region was 71% and 55% for the three months ended March 31, 2013 and 2012, respectively. The average daily room rate for the South and other region was $89 and $98 for the three months ended March 31, 2013 and 2012.
Operating Income
In the East region, the operating loss for the three months ended March 31, 2013 was $1.3 million, compared to operating loss of $5.0 million for the three months ended March 31, 2012. The operating loss in the East Region was favorable compared to prior year primarily due to the decrease in revenues discussed above offset by decreased operating costs and payroll costs and a real estate tax settlement which resulted in a $6.2 million reduction in real estate tax expense at Tropicana AC for the three months ended March 31, 2013 compared to the comparable prior year period. Under the terms of the settlement, Tropicana AC will receive a $49.5 million refund in the form of credits against future year real estate tax bills beginning in 2013 and ending in 2017. The credits are front-loaded in 2013 and 2014 so that after the credits are applied, Tropicana will pay $1.8 million in taxes in 2013 and $3.0 million in taxes in 2014, with the remainder of the credits spread over the remaining three years, 2015 through 2017. The Company will recognize these credits as a reduction to operating expenses in the periods they are utilized. In addition, the Company expensed $4.1 million in professional fees related to this settlement in the three months ended March 31, 2013.
In the Central region, the operating income for the three months ended March 31, 2013 was $7.2 million, a $0.3 million decrease compared to the three months ended March 31, 2012. The decrease in operating income is primarily related to the decreased revenues discussed above partially offset by decreased payroll costs and decreased operating expenses consistent with lower customer volumes during the three months ended March 31, 2013.

In the West region, the operating income for the three months ended March 31, 2013 was $4.1 million, a $1.5 million decrease compared to the three months ended March 31, 2012. The decrease is mainly attributable to decreased revenues discussed above as well as increased promotional spending on advertising and entertainment in the three months ended March 31, 2013.
In the South and other region operating income for the three months ended March 31, 2013 was $2.4 million, a $4.8 million decrease compared to the three months ended March 31, 2012. This decrease is primarily due to the decrease in revenues discussed above partially offset by decreased payroll costs and decreased operating expenses consistent with lower customer volumes during the three months ended March 31, 2013. The South and other region also recognized increased depreciation expense due to capital improvements placed in service after the comparable period in the prior year.
Corporate expenses were $3.0 million for the three months ended March 31, 2013, a $0.3 million increase from the three months ended March 31, 2012, driven by increased payroll costs.
Interest Expense
Interest expense for the three months ended March 31, 2013 and 2012 was $3.6 million and $6.2 million, respectively. The interest expense for the three months ended March 31, 2013 decreased compared to the prior year period primarily due to the New Term Loan Facility which was funded in March 2012 and accrues interest at a floating rate, which was 7.5% per annum as March 31, 2013. Cash paid for interest expense decreased to $3.2 million from $3.3 million for the three months ended March 31, 2013 and 2012, respectively, related to the interest rate and the interest payment timing under the New Term Loan Facility. Under our Exit Facility, interest expense was accrued at 15% per annum and also included approximately $2.3 million of amortization of the related debt discounts and debt issuance costs for the three months ended March 31, 2012.
Loss on debt retirement
In March 2012, we entered into the New Term Loan Facility and a portion of the net proceeds was used to repay in full the amounts outstanding under the Exit Facility. As a result of the repayment of the Exit Facility, we recognized a $12.8 million loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts.
Income Taxes
Income tax expense was $0.7 million for the three months ended March 31, 2013 and our effective income tax rate was 11.4%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended March 31, 2013 was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the three months ended March 31, 2012, the income tax benefit was $1.4 million and our effective tax rate was 22.9%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended March 31, 2012, was primarily related to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.
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
Our material cash requirements for our existing properties for 2013 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $1.8 million and $13.2 million, respectively, (ii) maintenance capital expenditures expected to be between $30 million and $40 million, (iii) growth capital expenditures expected to be approximately $10 million, and (iv) minimum lease payments under our operating leases of approximately $6.3 million. The majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.

The following table summarizes our cash flows (in thousands):

	Three months ended March 31,
	2013	2012
Cash Flow Information:
Net cash provided by operating activities	$10,722	$21,109
Net cash used in investing activities	(11,961)	(11,483)
Net cash provided by (used in) financing activities	(454)	59,086
Net increase (decrease) in cash and cash equivalents	$(1,693)	$68,712
Cash paid for interest expenses was $3.2 million and $3.3 million for the three months ended March 31, 2013 and 2012, respectively. This decrease primarily relates to decreased interest rates under our New Term Loan Facility. Net cash provided by operating activities for the three months ended March 31, 2013 includes the decreased operating results compared to prior year. Net cash provided by operating activities for the three months ended March 31, 2012 includes the loss on debt retirement.
Net cash used in investing activities consists primarily of $12.4 million for capital expenditures offset $0.9 million in sales and luxury tax rebates included in other investing activities in the three months ended March 31, 2013. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.
Net cash provided by financing activities for the three months ended March 31, 2013 consists of payments on the New Term Loan Facility. Net cash provided by financing activities for the three months ended March 31, 2012 consists of the proceeds from the funding of the New Term Loan Facility net of the repayment of the Exit Facility and related penalties.
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
The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%. An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of March 31, 2013, the interest rate was 7.50%.
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
Our interest expense for the three months ended March 31, 2013 and 2012 was $3.6 million and $6.2 million, respectively, which includes $0.3 million and $2.3 million, respectively, of amortization of the related debt discounts and debt issuance costs for the three months ended March 31, 2013 and 2012.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the three months ended March 31, 2013 compared to those reported in our 2012 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our New Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of March 31, 2013, assuming a 1% increase over the 7.5% minimum interest rate specified in our New Term Loan Facility, our annual interest cost would increase by approximately $1.7 million.
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of March 31, 2013. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
For a description of our previously reported legal proceedings, refer to "Item 3-Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material developments with respect to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 1A.    RISK FACTORS.
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012 includes a discussion of our risk factors. There have been no material changes to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

101**
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 (unaudited) and December 31, 2012 (audited); (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Unaudited Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) Notes to the Condensed Consolidated Financial Statements (unaudited).

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

TROPICANA ENTERTAINMENT INC.

Date:	May 2, 2013	By:	/s/ LANCE J. MILLAGE
		Name:	Lance J. Millage
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)