Form 10-Q
period 2013-06-30
Tropicana Entertainment Inc.
filed 2013-08-06
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of July 31, 2013, there were 26,312,500 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$241,923	$240,381
Restricted cash	15,335	15,322
Receivables, net	30,552	27,813
Inventories	4,370	4,593
Prepaid expenses and other assets	13,218	10,032
Assets held for sale	11,595	11,719
Total current assets	316,993	309,860
Property and equipment, net	457,867	448,424
Goodwill	24,928	24,928
Intangible assets, net	67,400	67,945
Investments	33,688	34,799
Other assets, net	14,492	16,283
Total assets	$915,368	$902,239

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,750	$1,795
Liabilities related to assets held for sale	1,814	2,439
Accounts payable	41,367	39,532
Accrued expenses and other current liabilities	59,382	64,899
Total current liabilities	104,313	108,665
Long-term debt, net	168,334	168,959
Other long-term liabilities	7,457	7,686
Deferred tax liabilities	20,907	20,907
Total liabilities	301,011	306,217
Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at June 30, 2013 and December 31, 2012	263	263
Additional paid-in capital	600,359	600,359
Retained earnings (accumulated deficit)	13,735	(4,600)
Total shareholders' equity	614,357	596,022
Total liabilities and shareholders' equity	$915,368	$902,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Casino	$115,213	$128,698	$228,017	$251,815
Room	21,493	24,186	41,028	46,168
Food and beverage	18,821	21,053	37,825	41,260
Other	5,207	5,786	10,138	10,916
Gross revenues	160,734	179,723	317,008	350,159
Less promotional allowances	(16,983)	(20,987)	(34,896)	(42,090)
Net revenues	143,751	158,736	282,112	308,069
Operating costs and expenses:
Casino	48,815	55,897	98,807	112,896
Room	8,084	9,119	15,189	16,734
Food and beverage	9,451	9,385	18,470	18,491
Other	3,938	4,456	7,326	7,838
Marketing, advertising and promotions	10,552	10,255	19,430	18,978
General and administrative	22,326	29,842	50,597	59,476
Maintenance and utilities	13,883	14,399	27,336	28,432
Depreciation and amortization	8,204	8,002	16,598	15,845
Impairment charges and other	190	1,871	698	1,856
Total operating costs and expenses	125,443	143,226	254,451	280,546
Operating income	18,308	15,510	27,661	27,523
Other income (expense):
Interest expense	(3,605)	(3,645)	(7,180)	(9,821)
Interest income	216	193	403	332
Loss on debt retirement	—	—	—	(12,847)
Total other income (expense)	(3,389)	(3,452)	(6,777)	(22,336)
Income from continuing operations before income taxes	14,919	12,058	20,884	5,187
Income tax expense	(1,079)	(2,623)	(1,765)	(1,453)
Income from continuing operations	$13,840	$9,435	$19,119	$3,734
Income (loss) from discontinued operations, net	(830)	(675)	(784)	205
Net income	13,010	8,760	18,335	3,939

Basic and diluted income per common share:
Income from continuing operations	$0.53	$0.36	$0.73	$0.14
Income (loss) from discontinued operations, net	(0.03)	(0.03)	(0.03)	0.01
Net income	0.50	0.33	0.70	0.15

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313	26,313	26,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$18,335	$3,939
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt retirement	—	12,847
Impairment of discontinued operations	1,454	—
Depreciation and amortization (including discontinued operations)	16,714	16,033
Amortization of debt discount and debt issuance costs	637	2,648
Impairment charges	439	1,776
Loss on disposition of asset (including discontinued operations)	259	85
Changes in current assets and current liabilities:
Receivables, net	(2,905)	1,949
Inventories, prepaids and other assets	(3,090)	(2,541)
Accounts payable, accrued expenses and other liabilities	(41)	(2,486)
Other	2,390	3,273
Net cash provided by operating activities	34,192	37,523
Cash flows from investing activities:
Additions of property and equipment	(34,657)	(23,045)
Insurance proceeds	490	—
Other	2,179	761
Net cash used in investing activities	(31,988)	(22,284)
Cash flows from financing activities:
Proceeds from issuance of debt	—	171,500
Payment on early retirement of debt	—	(2,048)
Payments on debt	(964)	(104,158)
Restricted cash	(13)	(1,950)
Payment of financing costs	—	(3,324)
Net cash provided by (used in) financing activities	(977)	60,020
Net increase in cash and cash equivalents	1,227	75,259
Decrease in cash and cash equivalents related to assets held for sale	315	435
Cash and cash equivalents, beginning of period	240,381	147,213
Cash and cash equivalents, end of period	$241,923	$222,907

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$6,471	$7,100
Cash paid for income taxes	2,390	2,629
Change in capital expenditures included in accrued and other current liabilities	(4,556)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1—ORGANIZATION AND BACKGROUND
Organization
Tropicana Entertainment Inc. (the "Company," "TEI," "we," "us," or "our"), a Delaware corporation, is an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. The Company's United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi and New Jersey. The Company views each property as an operating segment which it aggregates by region in order to present its reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The current operations of the Company, by region, include the following:

•	East—Tropicana Casino and Resort, Atlantic City ("Tropicana AC") located in Atlantic City, New Jersey;

•	Central—Tropicana Evansville ("Tropicana Evansville") located in Evansville, Indiana;

•	West—Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") located in Laughlin, Nevada; and MontBleu Casino Resort & Spa ("MontBleu") located in Lake Tahoe, Nevada; and

•
South and other—Belle of Baton Rouge ("Belle of Baton Rouge") located in Baton Rouge, Louisiana; Trop Casino Greenville ("Tropicana Greenville") located in Greenville, Mississippi and Tropicana Aruba Resort & Casino ("Tropicana Aruba") located in Noord, Aruba.

In addition, the Company owns River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada, which is presented as discontinued operations in the accompanying condensed consolidated statements of income while the assets and liabilities are presented as held for sale in the accompanying condensed consolidated balance sheets as a result of the asset purchase agreement entered into in April 2013.

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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

December 31, 2012, from which the accompanying condensed consolidated balance sheet information as of that date was derived.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in the Company's financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the impairment of long-lived assets, intangible assets, Casino Reinvestment Development Authority (the "CRDA") investments, self-insured liability reserves, customer loyalty program reserves, contingencies, litigation, claims, assessments and loss contingencies. Actual results could differ from these estimates. At December 31, 2012 the Company estimated bonus accruals to be paid out in 2013. Actual payments of bonuses occurred in March 2013 and resulted in a reduction of the bonus accrual of $0.6 million. The impact of this change in accounting estimate is an increase of $0.6 million to operating income for the six months ended June 30, 2013. At December 31, 2011 the Company estimated bonus accruals to be paid out in 2012. Actual payments of bonuses occurred in April 2012 and resulted in a reduction of the bonus accrual of $1.2 million. The impact of this change in accounting estimate is an increase of $1.2 million to operating income for the six months ended June 30, 2012.
Restricted Cash
Restricted cash consisted primarily of funds invested in approved money market funds. At June 30, 2013 and December 31, 2012, $9.7 million and $9.7 million, respectively, were restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $5.6 million and $5.6 million, respectively, were restricted to collateralize letters of credit.
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
The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of June 30, 2013 is approximately $173.2 million.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Room	$3,618	$3,554	$7,554	$8,106
Food and beverage	8,118	9,758	16,181	18,766
Other	394	738	792	1,180
Total	$12,130	$14,050	$24,527	$28,052
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
Reclassifications
Certain reclassifications have been made to prior year amounts in order to conform with current year presentation.
NOTE 3—RECEIVABLES
Receivables consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Casino	$19,949	$19,670
Hotel	5,852	5,024
Predecessors' administrative tax claim	10,478	10,478
Income tax receivable	706	—
Other	6,118	4,864
	43,103	40,036
Allowance for doubtful accounts	(12,551)	(12,223)
Receivables, net	$30,552	$27,813
The Predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. The timing of any collections on these claims is uncertain and is pending litigation.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 4—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	June 30, 2013	December 31, 2012
Land	—	$90,321	$90,190
Buildings and improvements	10 - 40	323,828	316,695
Furniture, fixtures and equipment	3 - 7	114,131	101,940
Riverboats and barges	5 - 15	18,990	20,100
Construction in progress	—	18,974	13,029
		566,244	541,954
Accumulated depreciation		(108,377)	(93,530)
Property and equipment, net		$457,867	$448,424
In January 2013 the Jubilee barge was damaged as a result of a high-wind storm. The full extent of the damage is still being evaluated. Based on the Company's preliminary assessment, the barge suffered moderate damage. The Company has filed preliminary claims with its insurance carriers. Due to the damage sustained, the Company tentatively adjusted the carrying value of the barge to an estimated salvage value of $0.4 million, which resulted in a loss of $0.4 million included in the accompanying condensed consolidated statement of income for the six months ended June 30, 2013. As of June 30, 2013 the Company had received $0.5 million in insurance proceeds and has recorded a receivable of $0.2 million for additional insurance proceeds, which is included in the accompanying condensed consolidated balance sheets as of June 30, 2013. The Company is uncertain of the amount and timing of any additional insurance proceeds that may be received, which may result in a future gain or loss.
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of Goodwill are as follows (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	14,224	—	14,224	14,224	—	14,224
South and other	1,731	(1,731)	—	1,731	(1,731)	—
Corporate	10,704	—	10,704	10,704	—	10,704
Total	26,659	(1,731)	24,928	26,659	(1,731)	24,928
Intangible assets consist of the following (in thousands):

	Estimated life (years)	June 30, 2013	December 31, 2012
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	28,700	28,700
Customer lists	3	2,861	2,861
Favorable lease	5 - 42	15,645	15,645
Total intangible assets		72,706	72,706
Less accumulated amortization:
Customer lists		(2,861)	(2,702)
Favorable lease		(2,445)	(2,059)
Total accumulated amortization		(5,306)	(4,761)
Intangible assets, net		$67,400	$67,945
Upon the adoption of fresh-start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the "Tropicana" trade name which was reduced by a $3.7 million impairment loss during the fourth quarter of 2010 and an additional $0.3 million impairment loss in the fourth quarter of 2011. The Company also recognized, upon the adoption of fresh-start reporting, $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

where competition is limited to a specified number of licensed gaming operators, which was reduced by a $15.3 million impairment loss during the fourth quarter of 2010. At June 30, 2013, the indefinite life gaming license of $28.7 million is related to Tropicana Evansville.
Customer lists, which represent the value associated with customers enrolled in our customer loyalty programs, were valued at $1.5 million upon adoption of fresh-start reporting and $1.4 million was also recognized in connection with the Tropicana AC acquisition and are being amortized on a straight-line basis over three years. As of February 2013 the value associated with the customer lists were fully amortized. Amortization expense related to customer lists, which is amortized to depreciation and amortization expense, for the three months ended June 30, 2012 was $0.3 million. Amortization expense for the six months ended June 30, 2013 and 2012 was $0.2 million and $0.5 million, respectively.
Favorable lease arrangements were valued at $8.6 million upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over 30 years, which approximates the remaining useful life of the respective leased facility. In the second quarter of 2012, the Company determined that certain lease arrangements valued upon adoption of fresh-start reporting were overstated; accordingly, the Company reduced the intangible asset, net of accumulated amortization, by $5.3 million as of June 30, 2012. In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million of intangibles assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. In the second quarter of 2012, management reviewed the tenant leases at Tropicana AC and determined that there was a $1.8 million impairment due to certain original tenant leases being terminated early. The remaining balance will continue to be amortized over the remaining useful life. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized $10.3 million of intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease of approximately 42 years. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the three months ended June 30, 2013 and 2012, was $0.2 million and $0.2 million, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was $0.4 million and $0.5 million, respectively.
NOTE 6—INVESTMENTS
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at June 30, 2013 and December 31, 2012 approximates their fair value.
Investments consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Investment in bonds—CRDA	$16,619	$16,616
Less unamortized discount	(4,474)	(4,498)
Less valuation allowance	(3,433)	(3,415)
Deposits—CRDA	29,267	29,751
Less valuation allowance	(6,932)	(6,987)
Direct investment—CRDA	3,314	4,612
Less valuation allowance	(673)	(1,280)
Total investments	$33,688	$34,799
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended June 30, 2013 and 2012, the rate used to calculate the reserve decreased, resulting in a gain of $0.2 million and $31,000, respectively, which is included in general administrative expenses on the accompanying condensed consolidated statements of income. During the six months ended June 30, 2013 and 2012, the Company charged $0.1 million and $0.1 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income.
NOTE 7—OTHER ASSETS
Other assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Debt issuance costs	$2,693	$2,910
Tropicana Evansville prepaid rent	3,825	5,175
Deposits	4,718	6,176
Other	3,256	2,022
Other assets	$14,492	$16,283
NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued payroll and benefits	$25,910	$24,403
Accrued gaming and related	9,849	10,604
Accrued taxes	6,478	10,302
Predecessors' administrative tax claim	9,792	9,792
Other accrued expenses and current liabilities	7,353	9,798
Total accrued expenses and other current liabilities	$59,382	$64,899
The Predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. The Company is in the process of determining the timing and amount of the Predecessors' claims to be settled.
NOTE 9—DEBT
Debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
New Term Loan Facility, due 2018, interest at 7.5% at March 31, 2013 and December 31, 2012, net of unamortized discount of $2.7 million and $3.0 million at June 30, 2013 and December 31, 2012, respectively	$170,084	$170,665
Other long-term debt	—	89
Total long-term debt	170,084	170,754
Less current portion of debt	(1,750)	(1,795)
Total long-term debt, net	$168,334	$168,959
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%. An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of June 30, 2013, the interest rate was 7.5%.
The New Term Loan Facility may be prepaid at the option of the Company any time without penalty (other than customary breakage fees). The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, (ii) compliance with a first lien net leverage ratio, measured quarterly on a trailing twelve-month basis (3.25:1.00 for the quarter ended March 31, 2013, and reducing annually over time to 2.50:1.00 beginning as of the quarter ending March 31, 2016), and (iii) compliance with a total net leverage ratio, measured quarterly on a trailing twelve-month basis, of 5.00:1.00. Key defaults include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Term Loan Facility and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the New Term Loan Facility). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at June 30, 2013.
NOTE 10—IMPAIRMENT CHARGES AND OTHER
Impairment charges and other write-downs consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Impairment of barge (Note 4)	$—	$—	$439	$—
Impairment of intangible assets (Note 5)	—	1,776	—	1,776
Loss on disposal of assets	190	95	259	80
Total impairment charges and other	$190	$1,871	$698	$1,856
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

prepayment penalty to the lenders of $2.0 million and expensed the remaining unamortized debt issuance costs of $2.7 million to loss on debt retirement in the six months ended June 30, 2012.
Insight Portfolio Group LLC (formerly Icahn Sourcing, LLC)
Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating rates with a wide range of suppliers of goods, services and tangible and intangible property. The Company was a member of the buying group in 2012 and, as such, was afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing had negotiated rates and terms. Icahn Sourcing did not guarantee that the Company would purchase any goods, services or property from any such vendors, and the Company was under no obligation to do so. Prior to December 31, 2012, the Company did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.
Effective January 1, 2013, Icahn Sourcing restructured its ownership and changed its name to Insight Portfolio Group LLC (“Insight Portfolio Group”). In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses in 2013. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. The Company paid $0.1 million to Insight Portfolio Group during the three and six months ended June 30, 2013.
NOTE 12—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $7.9 million and $8.2 million on the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.
Tropicana Evansville Land Lease
The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated. Under the terms of the lease, the Company may extend the lease term through November 30, 2040 by exercising up to seven five-year renewal options. In March 2010, the Company amended the Tropicana Evansville land lease and exercised its second of its seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2.0 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 12% of the AGR in excess of $100 million. In accordance with the lease renewal, during 2010 the Company paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015. In addition, per the terms of the lease, the Company agreed to construct a pedestrian bridge to Tropicana Evansville as a leasehold improvement at an estimated cost of approximately $3.0 million to be completed within three years after the Effective Date. The bridge opened in April 2012 at a cost of approximately $3.4 million.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Other Commitments and Contingencies
2011 New Jersey Legislation
On February 1, 2011, the Governor of New Jersey signed two pieces of legislation, effective on that date, S-11 (the "Tourism District Bill") and S-12 (the "Deregulation Bill"). The overall intent of the Tourism District Bill delegates redevelopment authority and creation of a master plan to the CRDA and allows the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. Through this legislation the Atlantic City Casinos are required to contribute $5.0 million prior to 2012. Thereafter, the legislation obligates the Atlantic City Casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for the Tourism District Bill in the aggregate amount of $30.0 million annually over the next five years. Each Atlantic City Casino's proportionate share of the assessment will be based on the gross revenue generated in the preceding fiscal year. The Company estimates its portions of these industry obligations to be approximately 7.8%.
The Deregulation Bill removes duplicative and onerous functions that both the New Jersey Casino Control Commission (the "NJCCC") and the Division of Gaming Enforcement currently require the Atlantic City Casinos to perform. Reforms in technology, internal controls, and licensing requirements are among the many amendments effected by the New Jersey Casino Control Act, which is expected to provide the industry significant cost savings and make it more competitive in the market.
New Jersey CRDA
The NJCCC imposes an annual tax of 8% on gross casino revenue. Pursuant to legislation adopted in 1984, casino licensees are required to invest an additional 1.25% of gross casino revenue for the purchase of bonds to be issued by the CRDA or make other approved investments equal to that amount; in the event the investment requirement is not met, the casino licensee is subject to a tax of 2.5% percent on gross casino revenue. As mandated by the legislation, the interest rate of the CRDA bonds purchased by the licensee will be two-thirds of the average market rate for bonds available for purchase and published by a national bond index at the time of the CRDA bond issuance.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, against

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011, the parties are awaiting the Court's decision regarding these motions.
Aztar v. Marsh
Aztar Corporation ("Aztar") filed a broker malpractice and breach of contract action in the Superior Court of New Jersey, Atlantic County, Law Division (the “Court”) on August 12, 2010, against Marsh & McLennan Companies, Marsh, Inc., Marsh USA, Inc. and various fictitious Marsh entities (together, the "Marsh Defendants"). The claim seeks $100 million or more in compensatory damages against the Marsh Defendants, Aztar's risk management and insurance brokers at the time of a 2002 expansion of Tropicana AC by Aztar, including, but not limited to, lost profits, expenses arising from the interruption of operations, attorneys' fees, loss of the use of the insurance proceeds at issue, and litigation expenses resulting from the Marsh Defendants' failure to secure for Aztar business interruption and property damage coverage covering losses sustained by Aztar from the collapse of a parking garage that occurred at Tropicana AC on October 30, 2003.
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' Motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which was denied. In September 2012, Aztar filed an appeal of the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division, which appeal is currently pending. A hearing on the appeal was held in May 2013. Any recovery obtained by Aztar in this action will be recoverable by the Company as the current owner of Tropicana AC.
Nevada Use Tax Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the "Sparks Decision"), that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. The Predecessors had previously paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and subsequently filed refund claims for the periods from February 2000 through March 2008 (“Predecessor Refund Claims”).
The Company also claimed sales and use tax exemptions on tax returns for periods from March 2008 to February 2012 (“Company Exemption Claims”) based on the Sparks Decision and did not accrue or pay any sales or use tax for that period. Subsequently, the Nevada Department of Taxation (“Department”) asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis based upon a Nevada Tax Commission (“Commission”) decision concerning another gaming company that determined complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Commission decision. Based upon the Commission decision, the Company subsequently accrued for but did not remit any tax, as it disagreed with the position asserted by the Department and the Commission.
In May 2013, the Department, the Commission and the Company (among others) entered into a settlement agreement (the “Settlement”) to resolve the Predecessor Refund Claims and the Company Exemption Claims. Pursuant to the Settlement, the Company will receive partial refunds and tax credits in the amount of approximately $1.0 million related to the Predecessor Refund Claims. The Settlement was contingent upon enactment of legislation by the State of Nevada (“Assembly Bill 506”) that clarified that food, meals and non-alcoholic beverages provided on a complimentary basis to employees, patrons or guests of a retailer are not subject to sales or use tax. Assembly Bill 506 was enacted in June 2013. As a result of the Settlement, the Company reversed accrued sales and use taxes of $0.5 million and recognized the adjustment as a reduction to general and administrative expenses from continuing operations in the accompanying condensed consolidated statements of income.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Greenville Riverboat, LLC Appraisal Action
On October 28, 2010, immediately following Mississippi Gaming Commission approval, the Company elected to effect a merger which resulted in the purchase of the minority interests in Greenville Riverboat, LLC, the Company's subsidiary that owns Tropicana Greenville (formerly Lighthouse Point Casino). The minority owner received $2.5 million in January 2011, and exercised its appraisal rights requesting an additional $3.2 million as payment for its minority interest. The minority owner also asserted certain cross claims against Tropicana Greenville in the appraisal proceedings for additional distributions. In December 2012 a Special Master appointed by the court submitted a business valuation report to the court appraising the minority interest at approximately $2.6 million. The Company filed exceptions seeking a further reduction to approximately $2.3 million. In June 2013, the parties agreed to and executed a settlement pursuant to which the Company paid an additional $80,000 to the minority owner in exchange for a full release and dismissal of all claims. The case was subsequently dismissed by the Court.
Tropicana AC Tax Appeal Settlement
In January 2013 we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC will receive a $49.5 million refund in the form of credits against future year real estate tax bills beginning in 2013 and ending in 2017. The credits are front-loaded in 2013 and 2014 so that after the credits are applied, Tropicana will pay $1.8 million in taxes in 2013 and $3.0 million in taxes in 2014, with the remainder of the credits spread over the remaining three years, 2015 through 2017. The Company will recognize these credits as a reduction to operating expenses in the periods they are utilized. In addition, the Company expensed $4.1 million in professional fees related to this settlement in the six months ended June 30, 2013.
Litigation in General
The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.
NOTE 13—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 26,312,500 shares were issued and outstanding as of June 30, 2013. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of June 30, 2013. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Warrants
In accordance with the Plan, holders of the Predecessors' $960 million of 95/8% Senior Subordinated Notes and general unsecured claims received warrants to purchase 3,750,000 shares of Common Stock ("Ordinary Warrants"). The Ordinary

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Significant Ownership
At June 30, 2013, Mr. Icahn indirectly controlled approximately 67.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
Excluded from the calculation of diluted EPS are the Ordinary Warrants to purchase 3,750,000 shares of our common stock as they were anti-dilutive for all periods presented.
NOTE 15—DISCONTINUED OPERATIONS
As discussed in Note 1, in April 2013, the Company entered into an agreement to sell substantially all of the assets and certain liabilities of River Palms, and as a result, its operations are presented as discontinued operations in the accompanying condensed consolidated statements of income while its assets and liabilities are presented as held for sale in the accompanying balance sheets. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed consolidated statements of cash flows. The transaction is subject to regulatory approval and certain other conditions precedent and is expected to close in the third quarter of 2013, although the Company can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.
The assets and liabilities of River Palms are presented as held for sale as follows (in thousands, unaudited):

	June 30, 2013	December 31, 2012
Cash	$1,965	$2,280
Receivables, net	884	683
Property and equipment, net	6,428	6,561
Other assets	2,318	2,195
Total assets held for sale	11,595	11,719

Accounts payable	511	1,085
Accrued expenses and other liabilities	1,303	1,354
Total liabilities related to assets held for sale	$1,814	$2,439

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenues	$4,745	$4,873	$9,592	$10,771
Operating costs and expenses	(4,491)	(5,347)	(9,292)	(10,627)
Impairment of discontinued operations	(1,454)	—	(1,454)	—
Income (loss) from operations	(1,200)	(474)	(1,154)	144
Income tax benefit (expense)	370	(201)	370	61
Income (loss) from discontinued operations, net	$(830)	$(675)	$(784)	$205
Loss related to sale
In accordance with the asset purchase agreement, the Company will sell substantially all of the assets and certain liabilities of River Palms in exchange for $7.0 million in cash. The Company compared its carrying value of River Palms to the sale price less estimated costs to complete the sale and recorded a preliminary loss on the sale of River Palms of $1.5 million which is included in the income (loss) from discontinued operations for the three months ended June 30, 2013.
NOTE 16—INCOME TAXES
The Company's effective income tax rate from continuing operations for the three months ended June 30, 2013 and 2012 was 7.2% and 21.8%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2013 was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2012 was primarily related to disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
The Company's effective income tax rate from continuing operations for the six months ended June 30, 2013 and 2012 was 8.5% and 28.0%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2013 was primarily related to disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance. The difference between the federal statutory rate of 35% and the effective tax rate for the six months ended June 30, 2012, was primarily related to disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

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
The following table highlights by segment our net revenues and operating income, and reconciles operating income (loss) to income from continuing operations before income taxes for the quarters ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,
	2013	2012
Net revenues:
East	$66,527	$75,082
Central	30,444	30,876
West	24,451	23,899
South and other	22,329	28,879
Corporate	—	—
Total net revenues	$143,751	$158,736
Operating income:
East	$8,535	$4,755
Central	8,158	7,046
West	2,915	2,206
South and other	1,275	5,609
Corporate	(2,575)	(4,106)
Total operating income	$18,308	$15,510
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$18,308	$15,510
Interest expense	(3,605)	(3,645)
Interest income	216	193
Income from continuing operations before income taxes	$14,919	$12,058

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table highlights by segment our net revenues and operating income, and reconciles operating income (loss)to income from continuing operations before income taxes for the six months ended June 30, 2013 and 2012 (in thousands, unaudited):

	Six months ended June 30,
	2013	2012
Net revenues:
East	$122,698	$134,975
Central	61,446	63,069
West	50,658	50,487
South and other	47,310	59,538
Corporate	—	—
Total net revenues	$282,112	$308,069
Operating income:
East	$7,265	$(238)
Central	15,320	14,469
West	7,000	7,266
South and other	3,656	12,826
Corporate	(5,580)	(6,800)
Total operating income	$27,661	$27,523
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$27,661	$27,523
Interest expense	(7,180)	(9,821)
Interest income	403	332
Loss on debt retirement	—	(12,847)
Income from continuing operations before income taxes	$20,884	$5,187

Assets by segment:	June 30, 2013	December 31, 2012
East	$362,012	$343,777
Central	151,635	154,860
West	106,327	106,235
South and other	117,236	118,197
Corporate	166,563	167,451
Assets held for sale	11,595	11,719
Total assets	$915,368	$902,239

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
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of June 30, 2013, our properties collectively included approximately 314,000 square feet of gaming space with 6,500 slot machines, 210 table games and 5,000 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. Our operations by region include the following:

•	East—Tropicana Casino and Resort, Atlantic City ("Tropicana AC") located in Atlantic City, New Jersey;

•	Central— Tropicana Evansville ("Tropicana Evansville") located in Evansville, Indiana;

•	West—Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") located in Laughlin, Nevada; and MontBleu Casino Resort & Spa ("MontBleu") located in South Lake Tahoe, Nevada;

•
South and other—Belle of Baton Rouge Casino and Hotel ("Belle of Baton Rouge") located in Baton Rouge, Louisiana; Trop Casino Greenville ("Tropicana Greenville") located in Greenville, Mississippi; and Tropicana Aruba Resort and Casino ("Tropicana Aruba") located in Noord, Aruba.

In addition we own River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada, which is presented as discontinued operations in the accompanying financial statements and is not included in management's discussion and analysis of financial condition and results of operations. In April 2013, the Company entered into an agreement to sell substantially all of the assets and certain liabilities associated with the operation of River Palms in exchange for $7.0 million in cash, subject to potential adjustment for working capital at the time of closing. The transaction is subject to regulatory approval and certain other conditions precedent and is expected to close in the third quarter of 2013, although the Company can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.

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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Tropicana AC.  In addition to its traditional guests, Tropicana AC's marketing strategy targets high end table games players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table games hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table games hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods due to this marketing strategy. For the three months ended June 30, 2013, the table game hold percentage decreased 0.3 percentage points compared to the same period in the prior year. For the six months ended June 30, 2013, the table game hold percentage increased 3.2 percentage points compared to the same period in the prior year. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•	General Economic Conditions. Uncertain economic conditions continue to adversely impact us and the gaming industry as a whole.

•
Debt and Interest Expense.  In March 2012, we entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount through December 2017 with the remaining outstanding amounts due on March 16, 2018, the maturity date. The obligations under the New Term Loan Facility bear interest at a floating rate which was 7.50% as of June 30, 2013. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. We recognized a $12.8 million loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts during the six months ended June 30, 2012. An entity affiliated with Carl C. Icahn, the chairman of our Board of Directors and, through Icahn Enterprises, our principal beneficial stockholder, was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility. Our interest expense was $3.6 million for each of the three months ended June 30, 2013 and 2012, which includes amortization of the related debt discounts and debt issuance costs of $0.3 million for each of the three months ended June 30, 2013 and 2012. Our interest expense was $7.2 million and $9.8 million for the six months ended June 30, 2013 and 2012, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.6 million and $2.6 million for the six months ended June 30, 2013 and 2012, respectively.

•
Superstorm Sandy. In October 2012, Superstorm Sandy forced a city-mandated closure of all casinos in Atlantic City for approximately five days. Although Tropicana AC did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania resulted in long term business interruption that has continued into 2013 and materially affected operating results. Our 2013 results were adversely affected due to the business interruption encountered as a result of Superstorm Sandy. We have filed a claim with our insurance carriers relating to business interruption as a result of Superstorm Sandy. Recoveries, if any, under these policies will be net of applicable deductibles.

•
River Palms. In April 2013, the Company entered into an agreement to sell substantially all of the assets and certain liabilities of River Palms, and as a result, its operations are presented as discontinued operations while its assets and liabilities are presented as held for sale. The transaction is subject to regulatory approval and certain other conditions precedent and is expected to close in the third quarter of 2013, although the Company can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.

•	Tropicana Greenville. In April 2012 we closed the Jubilee riverboat facility and in May 2012 we consolidated its operations with Tropicana Greenville.

Three months ended June 30, 2013 compared to three months ended June 30, 2012
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended June 30,
	2013	2012
Net revenues:
East	$66,527	$75,082
Central	30,444	30,876
West	24,451	23,899
South and other	22,329	28,879
Corporate	—	—
Total net revenues	$143,751	$158,736
Operating income (loss):
East	$8,535	$4,755
Central	8,158	7,046
West	2,915	2,206
South and other	1,275	5,609
Corporate	(2,575)	(4,106)
Total operating income	$18,308	$15,510
Operating income margin(a):
East	12.8%	6.3%
Central	26.8%	22.8%
West	11.9%	9.2%
South and other	5.7%	19.4%
Total operating income margin	12.7%	9.8%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Three months ended June 30,
	2013	2012
Revenues:
Casino	$115,213	$128,698
Room	21,493	24,186
Food and beverage	18,821	21,053
Other	5,207	5,786
Gross revenues	160,734	179,723
Less promotional allowances	(16,983)	(20,987)
Net revenues	$143,751	$158,736
Net Revenues
In the East region, net revenues were $66.5 million for the three months ended June 30, 2013, a decrease of $8.6 million, or 11.4%, when compared to the three months ended June 30, 2012. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 10.8% in the three months ended June 30, 2013. The current year period includes a full quarter of an additional competitor that opened in May 2012. Tropicana AC's net revenues decreased from the prior year period primarily due to a $6.8 million decrease in casino revenues and a $2.1 million decrease in room revenues. These decreases are a result of the increased competition in Atlantic City as well as the regional market coupled with the lingering effects of Superstorm Sandy. Tropicana AC casino results decreased primarily due to a 17.9% decrease in table games volumes and a 13.2% decrease in slot volumes when compared to the same period in the prior year. The average daily room rate increased to $87 for the three months ended June 30, 2013 from $85 for the three months ended June 30, 2012. The occupancy rate for the three months ended June 30, 2013 at Tropicana AC was 72%, down from 86% for the three months ended June 30, 2012.
In the Central region, net revenues were $30.4 million for the three months ended June 30, 2013, a decrease of $0.4 million, or 1.4%, over the three months ended June 30, 2012, primarily due to reduced customer volumes. Increased competition impacted Tropicana Evansville during the three months ended June 30, 2013. A nearby horse track began operating 200 instant race machines in September 2012, which negatively impacted customer volume. Gaming revenues in the Central region decreased compared to the prior year period primarily due to a 0.3% decrease in slot volumes and a 7.0% decrease in table games volumes. The occupancy rate for the three months ended June 30, 2013 at Tropicana Evansville was 69%, a decrease from 71% in the three months ended June 30, 2012. The average daily room rate at Tropicana Evansville increased to $93 for the three months ended June 30, 2013, compared to $85 for the three months ended June 30, 2012. Tropicana Evansville completed a room renovation at the end of 2012 which contributed to the increased room rates in the three months ended June 30, 2013. In June 2013, Casino Aztar Evansville was rebranded to Tropicana Evansville.
In the West region, net revenues were $24.5 million for the three months ended June 30, 2013, an increase of $0.6 million, or 2.3%, compared to the three months ended June 30, 2012. The increase was primarily driven by a 1.0% increase in slot volumes partially offset by a 0.9% decrease in table games volumes. Net revenues at our Laughlin property increased $0.6 million for the three months ended June 30, 2013 compared to the same period in the prior year due to increases in gaming volumes and hotel occupancy. At MontBleu, net revenues decreased $0.1 million due to decreased customer visitation partially offset by increased room rates and increased retail and entertainment revenues. The average daily room rate for the West region was $47 for the three months ended June 30, 2013, no change from the three months ended June 30, 2012. The occupancy rate for the three months ended June 30, 2013 and 2012 at our properties in the West region was 56% and 52%, respectively.
In the South and other region, net revenues were $22.3 million for the three months ended June 30, 2013, a decrease of $6.6 million, or 22.7%, compared to the three months ended June 30, 2012. Results at the Belle of Baton Rouge decreased $6.3 million primarily due to a 25.8% decrease in slot volumes and a 43.2% decrease in table games volumes. Gaming volume decreases from the comparable prior year period are primarily attributed to a new competitor which opened in Baton Rouge in September 2012. Our Mississippi property contributed a $0.2 million decrease in revenues related to lower slot volumes. Lower gaming volumes at Tropicana Aruba contributed to a decrease of $0.1 million in net revenues during the three months ended June 30, 2013. The occupancy rate at our properties in the South and other region was 66% and 63% for the three months ended June 30, 2013 and 2012, respectively. The average daily room rate for the South and other region was $64 and $96 for the three months ended June 30, 2013 and 2012. The decreased room rates primarily relate to our Baton Rouge property where the prior year rates are higher than normal due to the impact of the United States Bowling Conference holding its national bowling tournament in Baton Rouge from February to July 2012.

Operating Income
In the East region, the operating income for the three months ended June 30, 2013 was $8.5 million, compared to operating income of $4.8 million for the three months ended June 30, 2012. The operating income in the East Region was favorable compared to the prior year primarily due to decreased payroll and operating costs as well as a real estate tax settlement which resulted in a $6.2 million reduction in real estate tax expense at Tropicana AC for the three months ended June 30, 2013 compared to the prior year period, partially offset by the decrease in revenues discussed above. Under the terms of the settlement, Tropicana AC will receive a $49.5 million refund in the form of credits against future year real estate tax bills beginning in 2013 and ending in 2017. The credits are front-loaded in 2013 and 2014 so that after the credits are applied, Tropicana will pay $1.8 million in taxes in 2013 and $3.0 million in taxes in 2014, with the remainder of the credits spread over the remaining three years, 2015 through 2017. The Company will recognize these credits as a reduction to operating expenses in the periods they are utilized. In addition, Tropicana AC recognized a $1.8 million impairment charge in the three months ended June 30, 2012 related to its favorable lease intangible assets.
In the Central region, the operating income for the three months ended June 30, 2013 was $8.2 million, a $1.1 million increase compared to the three months ended June 30, 2012. The increase in operating income is primarily related to decreased payroll costs and decreased operating expenses consistent with lower customer volumes during the three months ended June 30, 2013, partially offset by the decreased revenues discussed above. Also, beginning in May 2013, the Central region benefited from new legislation allowing casinos to exclude a portion of slot free play revenue from their Adjusted Gaming Revenue ("AGR" as defined by the Indiana Gaming Code) which is also the basis for calculating the property's rental expense. This new definition of AGR resulted in lower gaming taxes and lower rental expense during the current quarter.
In the West region, the operating income for the three months ended June 30, 2013 was $2.9 million, a $0.7 million increase compared to the three months ended June 30, 2012. The increase is mainly attributable to increased revenues discussed above as well as a favorable sales and use tax settlement during the three months ended June 30, 2013. These increases were partially offset by increased advertising and promotional spending during the three months ended June 30, 2013.
In the South and other region operating income for the three months ended June 30, 2013 was $1.3 million, a $4.3 million decrease compared to the three months ended June 30, 2012. This decrease is primarily due to the decrease in revenues discussed above partially offset by decreased payroll costs and decreased operating expenses consistent with lower customer volumes during the three months ended June 30, 2013. The South and other region also recognized increased depreciation expense due to capital improvements placed in service after the comparable period in the prior year.
Corporate expenses were $2.6 million for the three months ended June 30, 2013, a $1.5 million decrease from the three months ended June 30, 2012, driven by a favorable unemployment tax settlement related to certain of our Predecessor entities during the three months ended June 30, 2013 and a one-time charge for terminating our previous corporate office lease in June 2012 and moving to a less expensive location.
Interest Expense
Interest expense for the three months ended June 30, 2013 and 2012 was $3.6 million and $3.6 million, respectively. The interest expense for each period relates to the New Term Loan Facility which was funded in March 2012 and accrues interest at a floating rate, which was 7.5% per annum as of June 30, 2013. Cash paid for interest expense decreased to $3.2 million from $3.3 million for the three months ended June 30, 2013 and 2012, respectively, related to the decreasing balance outstanding under the New Term Loan Facility.
Income Taxes
Income tax expense from continuing operations was $1.1 million for the three months ended June 30, 2013 and our effective income tax rate was 7.2%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended June 30, 2013 was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the three months ended June 30, 2012, the income tax expense from continuing operations was $2.6 million and our effective tax rate was 21.8%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended June 30, 2012, was primarily related to disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance.

Six months ended June 30, 2013 compared to six months ended June 30, 2012
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Six months ended June 30,
	2012	2012
Net revenues:
East	$122,698	$134,975
Central	61,446	63,069
West	50,658	50,487
South and other	47,310	59,538
Corporate	—	—
Total net revenues	$282,112	$308,069
Operating income:
East	$7,265	$(238)
Central	15,320	14,469
West	7,000	7,266
South and other	3,656	12,826
Corporate	(5,580)	(6,800)
Total operating income	$27,661	$27,523
Operating income margin(a):
East	5.9%	(0.2)%
Central	24.9%	22.9%
West	13.8%	14.4%
South and other	7.7%	21.5%
Total operating income margin	9.8%	8.9%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Six months ended June 30,
	2013	2012
Revenues:
Casino	$228,017	$251,815
Room	41,028	46,168
Food and beverage	37,825	41,260
Other	10,138	10,916
Gross revenues	317,008	350,159
Less promotional allowances	(34,896)	(42,090)
Net revenues	$282,112	$308,069
Net Revenues
In the East region, net revenues were $122.7 million for the six months ended June 30, 2013, a decrease of $12.3 million, or 9.1%, when compared to the six months ended June 30, 2012. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 11.4% in the six months ended June 30, 2013. The current year period includes an additional competitor that opened in May 2012. Tropicana AC's net revenues decreased from the prior year period primarily due to a $8.9 million decrease in casino revenues and a $4.9 million decrease in room revenues. These decreases are a result of the increased competition in Atlantic City as well as the regional market, coupled with the lingering effects of Superstorm Sandy. Tropicana AC casino results decreased primarily due to lower table games and slot volumes, slightly offset by a higher table game hold percentage. Total gaming volumes at Tropicana AC were 15.2% lower than the same period in the prior year. The decrease in table games revenues resulted from lower volumes of high end play in the current year period. Net revenues for our hotel and other amenities also decreased due to decreased customer visitation in the six months ended June 30, 2013. The average daily room rate decreased to $82 for the six months ended June 30, 2013 from $85 for the six months ended June 30, 2012. The occupancy rate for the six months ended June 30, 2013 was 68%, down from 81% for the prior year period.

In the Central region, net revenues were $61.4 million for the six months ended June 30, 2013, a decrease of $1.6 million, or 2.6% compared to the six months ended June 30, 2012, primarily due to reduced customer volumes. Unfavorable weather conditions and increased competition impacted Tropicana Evansville during the six months ended June 30, 2013. A nearby horse track began operating 200 instant race machines in September 2012, which negatively impacted customer volume. Gaming revenues in the Central region decreased compared to the prior year period primarily due to a 3.5% decrease in slot volumes and a 6.9% decrease in table games volumes. The occupancy rate for the six months ended June 30, 2013 at Tropicana Evansville was 64%, a decrease from 70% in the six months ended June 30, 2012. This decrease reflects lower customer visitation due to unfavorable weather conditions in the current period compared to the prior year period. The average daily room rate at Tropicana Evansville was $94 for the six months ended June 30, 2013, compared to $85 for the six months ended June 30, 2012. Tropicana Evansville completed a room renovation at the end of 2012 which contributed to the increased room rates in the six months ended June 30, 2013.
In the West region, net revenues were $50.7 million for the six months ended June 30, 2013, an increase of $0.2 million, or 0.3%, compared to the six months ended June 30, 2012. The increase was primarily driven by increases in hotel and food and beverage revenues partially offset by declines in casino revenues. Casino revenues declined due to a 1.6% decrease in slot volumes partially offset by a 1.9% increase in table games volumes. At MontBleu, net revenues increased $0.6 million due to increased customer visitation. Although MontBleu's gaming revenues for the six months ended June 30, 2013 were slightly down from the comparable prior year period, their hotel occupancy increased 3 percentage points from the six months ended June 30, 2012. Net revenues at our Laughlin property declined $0.4 million for the six months ended June 30, 2013 compared to the same period in the prior year. Net revenues and volumes in the Laughlin market continue to be negatively impacted by the declining casino revenue in that market. The average daily room rate for the West region was $47 for the six months ended June 30, 2013, compared to $45 for the six months ended June 30, 2012. The occupancy rate for the six months ended June 30, 2013 and 2012 at our properties in the West region was 53% and 52%, respectively.
In the South and other region, net revenues were $47.3 million for the six months ended June 30, 2013, a decrease of $12.2 million, or 20.5%, compared to the six months ended June 30, 2012. Results at the Belle of Baton Rouge decreased $11.7 million primarily due to a 25.8% decrease in slot volumes and a 44.2% decrease in table games volumes. Gaming volume decreases from the comparable prior year period are primarily attributed to a new competitor which opened in Baton Rouge in September 2012. Our Mississippi property contributed a $0.6 million decrease in revenues related to lower slot volumes. Increased hotel occupancy at Tropicana Aruba contributed to an increase of $0.1 million in net revenues during the six months ended June 30, 2013. The occupancy rate at our properties in the South and other region was 69% and 59% for the six months ended June 30, 2013 and 2012, respectively. The average daily room rate for the South and other region was $77 and $97 for the six months ended June 30, 2013 and 2012. The decreased room rates primarily relate to our Baton Rouge property where the prior year rates are higher than normal due to the impact of the United States Bowling Conference holding their national bowling tournament in Baton Rouge from February to July 2012.
Operating Income
In the East region, the operating income for the six months ended June 30, 2013 was $7.3 million, compared to an operating loss of $0.2 million for the six months ended June 30, 2012. The operating income in the East Region was favorable compared to prior year primarily due to the decrease in revenues discussed above offset by decreased operating costs and payroll costs and a real estate tax settlement which resulted in a $12.4 million reduction in real estate tax expense at Tropicana AC for the six months ended June 30, 2013 compared to the comparable prior year period. Under the terms of the settlement, Tropicana AC will receive a $49.5 million refund in the form of credits against future year real estate tax bills beginning in 2013 and ending in 2017. The credits are front-loaded in 2013 and 2014 so that after the credits are applied, Tropicana will pay $1.8 million in taxes in 2013 and $3.0 million in taxes in 2014, with the remainder of the credits spread over the remaining three years, 2015 through 2017. The Company will recognize these credits as a reduction to operating expenses in the periods they are utilized. In addition, the Company expensed $4.1 million in professional fees related to this settlement in the six months ended June 30, 2013.
In the Central region, the operating income for the three months ended June 30, 2013 was $15.3 million, a $0.9 million increase compared to the six months ended June 30, 2012. The increase in operating income is related to decreased revenues discussed above offset by decreased payroll costs and decreased operating expenses consistent with lower customer volumes during the six months ended June 30, 2013. Also, beginning in May 2013, the Central region benefited from new legislation allowing casinos to exclude a portion of slot free play revenue from their Adjusted Gaming Revenue ("AGR" as defined by the Indiana Gaming Code) which is also the basis for calculating the property's rental expense. This new definition of AGR resulted in lower gaming taxes and lower rental expense during the six months ended June 30, 2013.
In the West region, the operating income for the six months ended June 30, 2013 was $7.0 million, a $0.3 million decrease compared to the six months ended June 30, 2012. The decrease in operating income is mainly attributable to increased advertising and promotional spending offset by a favorable sales and use tax settlement during the six months ended June 30,

2013. Additionally, the West region properties realized a $0.4 million increase in depreciation and amortization expense related to new capital projects.
In the South and other region operating income for the six months ended June 30, 2013 was $3.7 million, a $9.2 million decrease compared to the six months ended June 30, 2012. This decrease is primarily due to the decrease in revenues discussed above partially offset by decreased payroll costs and decreased operating expenses consistent with lower customer volumes during the six months ended June 30, 2013. The South and other region also recognized increased depreciation expense due to capital improvements placed in service after the comparable period in the prior year.
Corporate expenses were $5.6 million for the six months ended June 30, 2013, a $1.2 million decrease from the six months ended June 30, 2012, driven by a favorable unemployment tax settlement related to certain of our Predecessor entities during the six months ended June 30, 2013 and a one-time charge in June 2012 for terminating our previous corporate office lease and moving to a less expensive location.
Interest Expense
Interest expense for the six months ended June 30, 2013 and 2012 was $7.2 million and $9.8 million, respectively. The interest expense for the six months ended June 30, 2013 decreased compared to the prior year period primarily due to our New Term Loan Facility which was funded in March 2012 and accrues interest at a floating rate, which was 7.5% per annum as of June 30, 2013. Cash paid for interest expense decreased to $6.5 million from $7.1 million for the six months ended June 30, 2013 and 2012, respectively, related to the lower interest rate and payment timing under the New Term Loan Facility. Under our Exit Facility, interest accrued at 15% per annum. Interest expense also includes approximately $0.6 million and $2.6 million of amortization of debt issuance costs and discounts for the six months ended June 30, 2013 and 2012, respectively. Unamortized debt issuance costs and discounts related to the Exit Facility were written off in March 2012 in connection with the repayment of that debt.
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
Income Taxes
Income tax expense from continuing operations was $1.8 million for the six months ended June 30, 2013 and our effective income tax rate was 8.5%. The difference between the federal statutory rate of 35% and the effective tax rate for the six months ended June 30, 2013 was primarily related to disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance. For the six months ended June 30, 2012, the income tax expense from continuing operations was $1.5 million and our effective tax rate was 28.0%. The difference between the federal statutory rate of 35% and the effective tax rate for the six months ended June 30, 2012, was primarily related to disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance.
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
Our material cash requirements for our existing properties for 2013 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $1.8 million and $13.2 million, respectively, (ii) maintenance capital expenditures expected to be between $35 million and $45 million, (iii) growth capital expenditures expected to be approximately $10 million, and (iv) minimum lease payments under our operating leases of approximately $6.3 million. The majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.

The following table summarizes our cash flows, which includes cash flows generated from discontinued operations within operating and investing activities (in thousands):

	Six months ended June 30,
	2013	2012
Cash Flow Information:
Net cash provided by operating activities	$34,192	$37,523
Net cash used in investing activities	(31,988)	(22,284)
Net cash provided by (used in) financing activities	(977)	60,020
Net increase in cash and cash equivalents	$1,227	$75,259
Cash paid for interest expenses was $6.5 million and $7.1 million for the six months ended June 30, 2013 and 2012, respectively. This decrease primarily relates to decreased interest rates under our New Term Loan Facility. Net cash provided by operating activities for the six months ended June 30, 2013 includes the increased operating results compared to prior year. Net cash provided by operating activities for the six months ended June 30, 2012 includes the loss on debt retirement. Operating cash flows provided by discontinued operations were $1.7 million for the six months ended June 30, 2013 and $(0.3) million for the six months ended June 30, 2012.
Net cash used in investing activities consists primarily of $34.7 million for capital expenditures offset $1.7 million in sales and luxury tax rebates included in other investing activities in the six months ended June 30, 2013. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Investing cash flows used in discontinued operations for capital expenditures were $2.0 million for the six months ended June 30, 2013 and $0.1 million for the six months ended June 30, 2012.
Net cash provided by financing activities for the six months ended June 30, 2013 consists of payments on the New Term Loan Facility. Net cash provided by financing activities for the six months ended June 30, 2012 consists of the proceeds from the funding of the New Term Loan Facility net of the repayment of the Exit Facility and related penalties.
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
The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%. An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of June 30, 2013, the interest rate was 7.50%.
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

Our interest expense for the six months ended June 30, 2013 and 2012 was $7.2 million and $9.8 million, respectively, which includes $0.6 million and $2.6 million, respectively, of amortization of the related debt discounts and debt issuance costs for the six months ended June 30, 2013 and 2012.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the six months ended June 30, 2013 compared to those reported in our 2012 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our New Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of June 30, 2013, assuming a 1% increase over the 7.5% minimum interest rate specified in our New Term Loan Facility, our annual interest cost would increase by approximately $1.7 million.
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of June 30, 2013. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
For a description of our previously reported legal proceedings, refer to "Item 3-Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2012. Other than as disclosed below, there have been no material developments with respect to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012.
Nevada Use Tax Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the "Sparks Decision"), that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. The Predecessors had previously paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and subsequently filed refund claims for the periods from February 2000 through March 2008 (“Predecessor Refund Claims”).
The Company also claimed sales and use tax exemptions on tax returns for periods from March 2008 to February 2012 (“Company Exemption Claims”) based on the Sparks Decision and did not accrue or pay any sales or use tax for that period. Subsequently, the Nevada Department of Taxation (“Department”) asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis based upon a Nevada Tax Commission (“Commission”) decision concerning another gaming company that determined complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Commission decision. Based upon the Commission decision, the Company subsequently accrued for but did not remit any tax, as it disagreed with the position asserted by the Department and the Commission.
In May 2013, the Department, the Commission and the Company (among others) entered into a settlement agreement (the “Settlement”) to resolve the Predecessor Refund Claims and the Company Exemption Claims. Pursuant to the Settlement, the Company will receive partial refunds and tax credits in the amount of approximately $1.0 million related to the Predecessor Refund Claims. The Settlement was contingent upon enactment of legislation by the State of Nevada (“Assembly Bill 506”) that clarified that food, meals and non-alcoholic beverages provided on a complimentary basis to employees, patrons or guests of a retailer are not subject to sales or use tax. Assembly Bill 506 was enacted in June 2013. As a result of the Settlement, the Company reversed accrued sales and use taxes of $0.5 million and recognized the adjustment as a reduction to general and administrative expenses from continuing operations in the accompanying condensed consolidated statements of income.
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

101**
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012 (audited); (ii) Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) Unaudited Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (iv) Notes to the Condensed Consolidated Financial Statements (unaudited).

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

TROPICANA ENTERTAINMENT INC.

Date:	August 5, 2013	By:	/s/ LANCE J. MILLAGE
		Name:	Lance J. Millage
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)