Form 10-Q
period 2013-09-30
Tropicana Entertainment Inc.
filed 2013-11-04
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 30, 2013, there were 26,312,500 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$242,386	$240,381
Restricted cash	30,343	15,322
Receivables, net	27,431	27,813
Inventories	4,199	4,593
Prepaid expenses and other assets	11,272	10,032
Assets held for sale	12,201	11,719
Total current assets	327,832	309,860
Property and equipment, net	456,839	448,424
Goodwill	24,928	24,928
Intangible assets, net	67,207	67,945
Investments	33,657	34,799
Other assets, net	14,650	16,283
Total assets	$925,113	$902,239

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,750	$1,795
Liabilities related to assets held for sale	2,171	2,439
Accounts payable	39,230	39,532
Accrued expenses and other current liabilities	62,978	64,899
Total current liabilities	106,129	108,665
Long-term debt, net	168,046	168,959
Other long-term liabilities	7,328	7,686
Deferred tax liabilities	20,907	20,907
Total liabilities	302,410	306,217
Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at September 30, 2013 and December 31, 2012	263	263
Additional paid-in capital	600,359	600,359
Retained earnings (accumulated deficit)	22,081	(4,600)
Total shareholders' equity	622,703	596,022
Total liabilities and shareholders' equity	$925,113	$902,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Casino	$112,003	$130,735	$340,020	$382,550
Room	27,661	27,460	68,689	73,628
Food and beverage	20,669	22,306	58,494	63,566
Other	6,186	7,299	16,324	18,215
Gross revenues	166,519	187,800	483,527	537,959
Less promotional allowances	(17,772)	(21,319)	(52,668)	(63,409)
Net revenues	148,747	166,481	430,859	474,550
Operating costs and expenses:
Casino	51,248	55,193	150,055	168,089
Room	9,778	9,692	24,967	26,426
Food and beverage	10,331	9,936	28,801	28,427
Other	4,446	4,903	11,772	12,741
Marketing, advertising and promotions	10,113	10,626	29,543	29,604
General and administrative	24,890	30,414	75,487	89,890
Maintenance and utilities	15,425	15,107	42,761	43,539
Depreciation and amortization	8,831	8,182	25,429	24,027
Impairment charges, other write-downs and recoveries	(198)	(3,954)	500	(2,098)
Total operating costs and expenses	134,864	140,099	389,315	420,645
Operating income	13,883	26,382	41,544	53,905
Other income (expense):
Interest expense	(3,636)	(3,675)	(10,816)	(13,496)
Interest income	190	179	593	511
Loss on debt retirement	—	—	—	(12,847)
Total other income (expense)	(3,446)	(3,496)	(10,223)	(25,832)
Income from continuing operations before income taxes	10,437	22,886	31,321	28,073
Income tax expense	(1,308)	(1,538)	(3,073)	(2,991)
Income from continuing operations	9,129	21,348	28,248	25,082
Loss from discontinued operations, net	(783)	(492)	(1,567)	(287)
Net income	$8,346	$20,856	$26,681	$24,795

Basic and diluted income per common share:
Income from continuing operations	$0.35	$0.81	$1.07	$0.95
Loss from discontinued operations, net	(0.03)	(0.02)	(0.06)	(0.01)
Net income	$0.32	$0.79	$1.01	$0.94

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313	26,313	26,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$26,681	$24,795
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt retirement	—	12,847
Gain on insurance recoveries	—	(3,982)
Impairment of discontinued operations	1,454	—
Depreciation and amortization (including discontinued operations)	25,546	24,301
Amortization of debt discount and debt issuance costs	961	2,976
Impairment charges	439	1,776
Insurance proceeds for flood losses from business interruption	—	731
Loss on disposition of asset (including discontinued operations)	61	114
Changes in current assets and current liabilities:
Receivables, net	352	8,222
Inventories, prepaids and other assets	(732)	(912)
Accounts payable, accrued expenses and other liabilities	1,566	(5,826)
Other	2,129	4,262
Net cash provided by operating activities	58,457	69,304
Cash flows from investing activities:
Additions of property and equipment	(44,688)	(31,773)
Restricted cash for acquisition	(15,002)	—
Insurance proceeds	700	1,716
Other	4,092	1,690
Net cash used in investing activities	(54,898)	(28,367)
Cash flows from financing activities:
Proceeds from issuance of debt	—	171,500
Payment on early retirement of debt	—	(2,048)
Payments on debt	(1,402)	(104,606)
Restricted cash	(20)	(1,957)
Payment of financing costs	—	(3,324)
Net cash provided by (used in) financing activities	(1,422)	59,565
Net increase in cash and cash equivalents	2,137	100,502
Decrease (increase) in cash and cash equivalents related to assets held for sale	(132)	678
Cash and cash equivalents, beginning of period	240,381	147,213
Cash and cash equivalents, end of period	$242,386	$248,393

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$9,425	$10,411
Cash paid for income taxes	2,848	3,623
Change in capital expenditures included in accrued and other current liabilities	(4,556)	—

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

In addition, the Company owns River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada, which is presented as discontinued operations in the accompanying condensed consolidated statements of income while the assets and liabilities are presented as held for sale in the accompanying condensed consolidated balance sheets as a result of the asset purchase agreement entered into in April 2013. As discussed in Note 15, in October 2013, the Company notified the buyers that it had elected to terminate, effective immediately, the agreement to sell River Palms, pursuant to the terms of the agreement.

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

In August 2013, a wholly-owned subsidiary of the Company entered into an agreement to purchase Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumiére") for $260.0 million in cash, subject to adjustments. The transaction is subject to various conditions, including, among others, regulatory approvals from the Missouri Gaming Commission and the U.S. Federal Trade Commission (the “FTC”). The transaction is expected to close in early 2014, although the Company can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.
Background
The Company was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Company also acquired Columbia Properties Vicksburg ("CP Vicksburg"), JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("CP Laughlin Realty"), all of which were part of the same plan of reorganization (the "Plan") as TEH (collectively, the "Predecessors"). In addition, the Company acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, pursuant to an amended and restated asset purchase agreement, including Tropicana AC. The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time the Company acquired Adamar and several of the Predecessors' gaming properties and related assets. Adamar was not a party to the Predecessors' bankruptcy. Prior to March 8, 2010, the Company conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in the Company's financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the impairment of long-lived assets, intangible assets, Casino Reinvestment Development Authority (the "CRDA") investments, self-insured liability reserves, customer loyalty program reserves, contingencies, litigation, claims, assessments and loss contingencies. Actual results could differ from these estimates. At December 31, 2012 the Company estimated bonus accruals to be paid out in 2013. Actual payments of bonuses occurred in March 2013 and resulted in a reduction of the bonus accrual of $0.6 million. The impact of this change in accounting estimate is an increase of $0.6 million to operating income for the nine months ended September 30, 2013. At December 31, 2011 the Company estimated bonus accruals to be paid out in 2012. Actual payments of bonuses occurred in April 2012 and resulted in a reduction of the bonus accrual of $1.2 million. The impact of this change in accounting estimate is an increase of $1.2 million to operating income for the nine months ended September 30, 2012.
Restricted Cash
Restricted cash consisted primarily of funds invested in approved money market funds. At September 30, 2013 and December 31, 2012, $9.7 million and $9.7 million, respectively, were restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $5.6 million and $5.6 million, respectively, were restricted to collateralize letters of credit. In addition, at September 30, 2013, $15.0 million was held in escrow in connection with the agreement to purchase Lumiére.
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
The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of September 30, 2013 is approximately $172.4 million.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Room	$3,586	$3,552	$11,140	$11,658
Food and beverage	9,209	9,894	25,390	28,660
Other	703	727	1,495	1,907
Total	$13,498	$14,173	$38,025	$42,225
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
Reclassifications
Certain reclassifications have been made to prior year amounts in order to conform with current year presentation.
NOTE 3—RECEIVABLES
Receivables consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Casino	$19,179	$19,670
Hotel	4,954	5,024
Predecessors' administrative tax claim	10,478	10,478
Other	4,966	4,864
	39,577	40,036
Allowance for doubtful accounts	(12,146)	(12,223)
Receivables, net	$27,431	$27,813
The Predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. The timing of any collections on these claims is uncertain and is pending litigation.
NOTE 4—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	September 30, 2013	December 31, 2012
Land	—	$89,500	$90,190
Buildings and improvements	10 - 40	333,443	316,695
Furniture, fixtures and equipment	3 - 7	122,631	101,940
Riverboats and barges	5 - 15	18,990	20,100
Construction in progress	—	9,360	13,029
		573,924	541,954
Accumulated depreciation		(117,085)	(93,530)
Property and equipment, net		$456,839	$448,424

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

In January 2013 the Jubilee barge was damaged as a result of a high-wind storm. The full extent of the damage is still being evaluated. Based on the Company's preliminary assessment, the barge suffered moderate damage. The Company has filed preliminary claims with its insurance carriers. Due to the damage sustained, the Company tentatively adjusted the carrying value of the barge to an estimated salvage value of $0.4 million, which resulted in a loss of $0.4 million included in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2013. As of September 30, 2013 the Company had received $0.7 million in insurance proceeds which are recognized in the condensed consolidated statements of cash flows for the nine months ended September 30, 2013. The Company is uncertain of the amount and timing of any additional insurance proceeds that may be received, which may result in a future gain or loss.
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of Goodwill are as follows (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South and other	1,731	(1,731)	—	1,731	(1,731)	—
Corporate	10,704	—	10,704	10,704	—	10,704
Total	$26,659	$(1,731)	$24,928	$26,659	$(1,731)	$24,928
Intangible assets consist of the following (in thousands):

	Estimated life (years)	September 30, 2013	December 31, 2012
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	28,700	28,700
Customer lists	3	2,861	2,861
Favorable lease	5 - 42	15,645	15,645
Total intangible assets		72,706	72,706
Less accumulated amortization:
Customer lists		(2,861)	(2,702)
Favorable lease		(2,638)	(2,059)
Total accumulated amortization		(5,499)	(4,761)
Intangible assets, net		$67,207	$67,945
Upon the adoption of fresh-start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the "Tropicana" trade name which was reduced by a $3.7 million impairment loss during the fourth quarter of 2010 and an additional $0.3 million impairment loss in the fourth quarter of 2011. The Company also recognized, upon the adoption of fresh-start reporting, $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators, which was reduced by a $15.3 million impairment loss during the fourth quarter of 2010. At September 30, 2013, the indefinite life gaming license of $28.7 million is related to Tropicana Evansville.
Customer lists, which represent the value associated with customers enrolled in our customer loyalty programs, were valued at $1.5 million upon adoption of fresh-start reporting and an additional $1.4 million of customer lists was recognized in connection with the Tropicana AC acquisition. Customer lists are being amortized on a straight-line basis over three years. As of February 2013 the value associated with the customer lists were fully amortized. Amortization expense related to customer lists, which is amortized to depreciation and amortization expense, for the three months ended September 30, 2012 was $0.3 million. Amortization expense for the nine months ended September 30, 2013 and 2012 was $0.2 million and $0.8 million, respectively.
Favorable lease arrangements were valued at $8.6 million upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over 30 years, which approximates the remaining useful life of the respective leased facility. In the second quarter of 2012, the Company determined that certain lease arrangements valued upon adoption of fresh-start reporting were overstated; accordingly, the Company reduced the intangible asset, net of accumulated amortization, by $5.3 million as of June 30, 2012. In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

of intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. In the second quarter of 2012, management reviewed the tenant leases at Tropicana AC and determined that there was a $1.8 million impairment due to certain original tenant leases being terminated early. The remaining balance will continue to be amortized over the remaining useful life. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized $10.3 million of intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease of approximately 42 years. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the three months ended September 30, 2013 and 2012, was $0.2 million and $0.2 million, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was $0.6 million and $0.7 million, respectively.
NOTE 6—INVESTMENTS
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at September 30, 2013 and December 31, 2012 approximates their fair value.
Investments consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Investment in bonds—CRDA	$16,613	$16,616
Less unamortized discount	(4,473)	(4,498)
Less valuation allowance	(3,433)	(3,415)
Deposits—CRDA	29,418	29,751
Less valuation allowance	(7,109)	(6,987)
Direct investment—CRDA	3,314	4,612
Less valuation allowance	(673)	(1,280)
Total investments	$33,657	$34,799
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three and nine months ended September 30, 2012, the rate used to calculate the reserve decreased, resulting in a gain of $0.3 million and $0.1 million, respectively, which is included in general administrative expenses on the accompanying condensed consolidated statements of income. During the three and nine months ended September 30, 2013, the Company charged $0.4 million and $0.4 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 7—OTHER ASSETS
Other assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Debt issuance costs	$2,518	$2,910
Tropicana Evansville prepaid rent	3,150	5,175
Deposits	5,002	6,176
Other	3,980	2,022
Other assets	$14,650	$16,283
NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued payroll and benefits	$26,246	$24,403
Accrued gaming and related	9,732	10,604
Accrued taxes	9,403	10,302
Predecessors' administrative tax claim	9,792	9,792
Other accrued expenses and current liabilities	7,805	9,798
Total accrued expenses and other current liabilities	$62,978	$64,899
The Predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. The Company is in the process of determining the timing and amount of the Predecessors' claims to be settled.
NOTE 9—DEBT
Debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
New Term Loan Facility, due 2018, interest at 7.5% at September 30, 2013 and December 31, 2012, net of unamortized discount of $2.6 million and $3.0 million at September 30, 2013 and December 31, 2012, respectively	$169,796	$170,665
Other long-term debt	—	89
Total long-term debt	169,796	170,754
Less current portion of debt	(1,750)	(1,795)
Total long-term debt, net	$168,046	$168,959
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

stated amount of up to $15 million, through a termination date of March 16, 2017. The letters of credit issued under the Letter of Credit Facility will be secured by cash collateral in an amount no less than 103% of the face amounts of such letters of credit.
The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%. An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of September 30, 2013, the interest rate was 7.5%.
The New Term Loan Facility may be prepaid at the option of the Company any time without penalty (other than customary breakage fees). The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by the Company and its subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, (ii) compliance with a first lien net leverage ratio, measured quarterly on a trailing twelve-month basis (3.25:1.00 for the quarter ended March 31, 2013, and reducing annually over time to 2.50:1.00 beginning as of the quarter ending March 31, 2016), and (iii) compliance with a total net leverage ratio, measured quarterly on a trailing twelve-month basis, of 5.00:1.00. Key defaults include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Term Loan Facility and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the New Term Loan Facility). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at September 30, 2013.
NOTE 10—IMPAIRMENT CHARGES, OTHER WRITE DOWNS AND RECOVERIES
Impairment charges and other write-downs consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Impairment of barge (Note 4)	$—	$—	$439	$—
Gain on insurance recoveries	—	(3,982)	—	(3,982)
Impairment of intangible assets (Note 5)	—	—	—	1,776
Loss (gain) on disposal of assets	(198)	28	61	108
Total impairment charges, other write-downs and recoveries	$(198)	$(3,954)	$500	$(2,098)
Flooding Related Expenses and Insurance Recoveries
Tropicana Greenville and Jubilee, both located in Greenville, Mississippi, closed for approximately 29 days in May 2011, as a result of Mississippi River flooding. The Company filed claims with its insurance carriers for Tropicana Greenville and Jubilee under its property and business interruption policies in July 2011. During 2011, the Company received $2.5 million in advances from its insurance carriers, which resulted in a $1.6 million deferred gain, net of expenses and write-downs, as of December 31, 2011. Through September 30, 2012, the Company received an additional $2.4 million in advances from its insurance carriers. The proceeds were recognized in the condensed consolidated statements of cash flows for the nine months ended September 30, 2012, $0.7 million in insurance proceeds for flood losses from business interruption in cash flow from operating activities and $1.7 million in insurance proceeds for flood losses in cash flow from investing activities.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Effective January 1, 2013, Icahn Sourcing restructured its ownership and changed its name to Insight Portfolio Group LLC (“Insight Portfolio Group”). In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses in 2013. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. The Company paid $0.1 million and $0.3 million to Insight Portfolio Group during the three and nine months ended September 30, 2013.
NOTE 12—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $7.8 million and $8.2 million on the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
In October 2013, Tropicana Greenville entered into an additional lease agreement with the City of Greenville, Mississippi, for a parcel of land adjacent to Tropicana Greenville upon which the Company intends to construct a parking lot in conjunction with its plans to expand the Tropicana Greenville casino. The initial term of the lease expires in August 2020, and the Company has several options to extend the lease for a total term of up to twenty-five years. Initial annual rent is $0.4 million with rent adjustments in option periods based upon the Consumer Price Index.
Jubilee Lease
The Company had a lease agreement with the City of Greenville, Mississippi, for the moorage, docking and berthing of Jubilee. The lease with the City of Greenville required annual rental payments of $0.4 million was due to expire in August 2020 and provided the Company with the option of two five-year renewals. Jubilee ceased operations at its riverboat facility in April 2012 and in April 2013 the Jubilee casino vessel was moved to a dry dock facility in Amelia, Louisiana where it is being evaluated for an insurance claim (see Note 4). In October 2013 the Company and the City of Greenville entered into an agreement to terminate the Jubilee Lease upon execution of the new Tropicana Greenville lease noted above.
Tropicana Aruba Land Lease
The Company assumed a land lease in August 2010 for approximately 14 acres of land on which Tropicana Aruba is situated through July 30, 2051. Under the terms of the land lease, the annual rent is $93,000.
Other Commitments and Contingencies
2011 New Jersey Legislation
On February 1, 2011, New Jersey enacted legislation (the "Tourism District Bill") that delegates redevelopment authority and creation of a master plan to the CRDA and allowed the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. Through this legislation the Atlantic City Casinos are required to contribute $5.0 million prior to 2012. Thereafter, the legislation obligates the Atlantic City Casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for the Tourism District Bill in the aggregate amount of $30.0 million annually over the next five years. Each Atlantic City Casino's proportionate share of the assessment will be based on the gross revenue generated in the preceding fiscal year. The Company estimates its portions of these industry obligations to be approximately 8.1%.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

New Jersey CRDA
Under current New Jersey law, the New Jersey Casino Control Commission imposes an annual tax of 8% on gross casino revenue and, commencing with the operation of Internet gaming, an annual tax of 15% on Internet gaming gross revenue. Pursuant to New Jersey law, casino license holders or Internet gaming permit holders (as applicable) are required to invest an additional 1.25% of gross casino revenue and 2.5% of Internet gaming gross revenue for the purchase of bonds to be issued by the CRDA or to make other approved investments equal to those amounts; and, in the event the investment requirement is not met, the casino license holder or Internet gaming permit holder (as applicable) is subject to a tax of 2.5% on gross casino revenue and 5% on Internet gaming gross revenue. As mandated by New Jersey law, the interest rate of the CRDA bonds purchased by the licensee will be two-thirds of the average market rate for bonds available for purchase and published by a national bond index at the time of the CRDA bond issuance.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011, the parties are awaiting the Court's decision regarding these motions.
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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' Motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which was denied. In September 2012, Aztar filed an appeal of the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division. In September 2013, the Superior Court of New Jersey, Appellate Division denied Aztar’s appeal substantially for the reasons set forth in the Court’s decision. Aztar has filed a Petition for Certification to the New Jersey Supreme Court, which petition is pending. Any recovery obtained by Aztar in this action will be recoverable by the Company as the current owner of Tropicana AC.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Tropicana AC Tax Appeal Settlement
In January 2013 we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC will receive a $49.5 million refund in the form of credits against future year real estate tax bills beginning in 2013 and ending in 2017. The credits are front-loaded in 2013 and 2014 so that after the credits are applied, Tropicana will pay $1.8 million in taxes in 2013 and $3.0 million in taxes in 2014, with the remainder of the credits spread over the remaining three years, 2015 through 2017. The Company will recognize these credits as a reduction to operating expenses in the periods they are utilized. In addition, the Company expensed $4.1 million in professional fees related to this settlement in the nine months ended September 30, 2013.
Litigation in General
The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.
NOTE 13—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 26,312,500 shares were issued and outstanding as of September 30, 2013. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of September 30, 2013. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
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
Significant Ownership
At September 30, 2013, Mr. Icahn indirectly controlled approximately 67.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
NOTE 15—DISCONTINUED OPERATIONS
As discussed in Note 1, in April 2013, the Company entered into an agreement to sell substantially all of the assets and certain liabilities of River Palms. In October 2013, the Company notified the buyers that it had elected to terminate, effective immediately, the agreement to sell River Palms, pursuant to the terms of the agreement. In accordance with accounting guidance for assets held for sale, the results of operations for River Palms are presented as discontinued operations in the accompanying condensed consolidated statements of income while its assets and liabilities are presented as held for sale in the accompanying balance sheets. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed consolidated statements of cash flows. The Company is currently evaluating its future plans for River Palms and if the Company decides not to sell River Palms, it will be reclassified as held and used.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The assets and liabilities of River Palms are presented as held for sale as follows (in thousands, unaudited):

	September 30, 2013	December 31, 2012
Cash	$2,411	$2,280
Receivables, net	748	683
Property and equipment, net	6,973	6,561
Other assets	2,069	2,195
Total assets held for sale	$12,201	$11,719

Accounts payable	$721	$1,085
Accrued expenses and other liabilities	1,450	1,354
Total liabilities related to assets held for sale	$2,171	$2,439
Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenues	$4,421	$4,980	$14,013	$15,751
Operating costs and expenses	(5,135)	(5,326)	(14,427)	(15,953)
Impairment of discontinued operations	—	—	(1,454)	—
Loss from operations	(714)	(346)	(1,868)	(202)
Income tax benefit (expense)	(69)	(146)	301	(85)
Loss from discontinued operations, net	$(783)	$(492)	$(1,567)	$(287)
Loss Related to Sale
In accordance with the asset purchase agreement, the Company agreed to sell substantially all of the assets and certain liabilities of River Palms in exchange for $7.0 million in cash. The Company compared its carrying value of River Palms to the sale price less estimated costs to complete the sale and recorded a preliminary loss on the sale of River Palms of $1.5 million which is included in the loss from discontinued operations for the nine months ended September 30, 2013.
NOTE 16—INCOME TAXES
The Company's effective income tax rate from continuing operations for the three months ended September 30, 2013 and 2012 was 12.5% and 6.7%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2013 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2012 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
The Company's effective income tax rate from continuing operations for the nine months ended September 30, 2013 and 2012 was 9.8% and 10.7%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2013 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the effective tax rate for the nine months ended September 30, 2012, was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

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
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the quarters ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,
	2013	2012
Net revenues:
East	$69,808	$83,197
Central	29,748	31,314
West	27,872	27,680
South and other	21,319	24,290
Corporate	—	—
Total net revenues	$148,747	$166,481
Operating income:
East	$8,034	$12,374
Central	6,304	6,880
West	3,126	3,994
South and other	52	6,278
Corporate	(3,633)	(3,144)
Total operating income	$13,883	$26,382
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$13,883	$26,382
Interest expense	(3,636)	(3,675)
Interest income	190	179
Income from continuing operations before income taxes	$10,437	$22,886

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the nine months ended September 30, 2013 and 2012 (in thousands, unaudited):

	Nine months ended September 30,
	2013	2012
Net revenues:
East	$192,506	$218,172
Central	91,194	94,383
West	78,530	78,167
South and other	68,629	83,828
Corporate	—	—
Total net revenues	$430,859	$474,550
Operating income:
East	$15,299	$12,136
Central	21,624	21,349
West	10,126	11,260
South and other	3,708	19,104
Corporate	(9,213)	(9,944)
Total operating income	$41,544	$53,905
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$41,544	$53,905
Interest expense	(10,816)	(13,496)
Interest income	593	511
Loss on debt retirement	—	(12,847)
Income from continuing operations before income taxes	$31,321	$28,073

Assets by segment:	September 30, 2013	December 31, 2012
East	$368,426	$343,777
Central	150,037	154,860
West	107,049	106,235
South and other	115,035	118,197
Corporate	172,365	167,451
Assets held for sale	12,201	11,719
Total assets	$925,113	$902,239

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements contain words such as "may," "will," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or other strategic plans, including our plans to acquire Lumiére and expectations regarding the financing of such acquisition, our competition, financing, revenues, tax benefits, our beliefs regarding the sufficiency of our existing cash and credit sources, including our Credit Facilities (as defined below) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. You should consider the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of September 30, 2013, our properties collectively included approximately 314,000 square feet of gaming space with 6,500 slot machines, 210 table games and 5,000 hotel rooms.
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

In addition, we own River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada, which is presented as discontinued operations in the accompanying financial statements and is not included in management's discussion and analysis of financial condition and results of operations. In April 2013, the Company entered into an agreement to sell substantially all of the assets and certain liabilities associated with the operation of River Palms in exchange for $7.0 million in cash, subject to potential adjustment for working capital at the time of closing. In October 2013, the Company notified the buyers that it had elected to terminate, effective immediately, the agreement to sell River Palms, pursuant to the terms of the agreement.

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
We are a Delaware corporation formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries, pursuant to their plan of reorganization (the "Plan") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). We also acquired Columbia Properties Vicksburg ("CP

Vicksburg"), JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("CP Laughlin Realty"), all of whom were part of the same Plan as TEH (TEH, together with certain of its subsidiaries, CP Vicksburg, JMBS Casino and CP Laughlin Reality are collectively referred to as the "Predecessors"). Except where the context suggests otherwise, the terms "we," "us," "our," and "the Company" refer to Tropicana Entertainment Inc. and its subsidiaries.
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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Lumiére. In August 2013, we entered into an agreement to purchase Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumiére") for $260.0 million in cash, subject to adjustments. The transaction is subject to various conditions, including, among others, regulatory approvals from the Missouri Gaming Commission and the U.S. Federal Trade Commission (the “FTC”).The transaction is expected to close in early 2014, although we can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.

•
Tropicana AC.  In addition to its traditional guests, one of Tropicana AC's marketing strategies is to target high end table games players. Casino revenues can vary because of table games hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table games hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods due to this marketing strategy. For the three months ended September 30, 2013, the table game hold percentage decreased 6.3 percentage points compared to the same period in the prior year. For the nine months ended September 30, 2013, the table game hold percentage was flat when compared to the same period in the prior year. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•	General Economic Conditions. Uncertain economic conditions continue to adversely impact us and the gaming industry as a whole.

•
Debt and Interest Expense.  In March 2012, we entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million issued at a discount of 2% (the "New Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the New Term Loan Facility requires quarterly principal payments of 0.25% of the original principal amount through December 2017 with the remaining outstanding amounts due on March 16, 2018, the maturity date. The obligations under the New Term Loan Facility bear interest at a floating rate which was 7.5% as of September 30, 2013. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the exit facility, which consisted of a $130 million senior secured term loan credit facility and a $20 million senior secured revolving credit facility (the

"Exit Facility"), which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. We recognized a $12.8 million loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts during the nine months ended September 30, 2012. An entity affiliated with Carl C. Icahn, the chairman of our Board of Directors and, through Icahn Enterprises, our principal beneficial stockholder, was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility. Our interest expense was $3.6 million for each of the three months ended September 30, 2013 and 2012, which includes amortization of the related debt discounts and debt issuance costs of $0.3 million for each of the three months ended September 30, 2013 and 2012. Our interest expense was $10.8 million and $13.5 million for the nine months ended September 30, 2013 and 2012, respectively, which includes amortization of the related debt discounts and debt issuance costs of $1.0 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively.

•
Atlantic City Market. In October 2012, Superstorm Sandy forced a city-mandated closure of all casinos in Atlantic City for approximately five days. Although Tropicana AC did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania resulted in long term business interruption that continued into 2013 and materially affected operating results. Our 2013 results were adversely affected due to the business interruption encountered as a result of Superstorm Sandy. We have filed a claim with our insurance carriers relating to business interruption as a result of Superstorm Sandy. Recoveries, if any, under these policies will be net of applicable deductibles. In addition to Superstorm Sandy, competitive pressure in Atlantic City and the regional market continue to adversely affect Tropicana AC. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 7.1% and 9.8% for the three and nine months ended September 30, 2013, respectively.

•
River Palms. In April 2013, the Company entered into an agreement to sell substantially all of the assets and certain liabilities of River Palms. In October 2013 we notified the buyers that we had elected to terminate, effective immediately, the agreement to sell River Palms, pursuant to the terms of the agreement. The results of operations for River Palms are presented as discontinued operations while its assets and liabilities are presented as held for sale. We are currently evaluating future plans for River Palms and if we decide not to sell River Palms, it will be reclassified as held and used.

•	Tropicana Greenville. In April 2012 we closed the Jubilee riverboat facility and in May 2012 we consolidated its operations with Tropicana Greenville.

Three months ended September 30, 2013 compared to three months ended September 30, 2012
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended September 30,
	2013	2012
Net revenues:
East	$69,808	$83,197
Central	29,748	31,314
West	27,872	27,680
South and other	21,319	24,290
Corporate	—	—
Total net revenues	$148,747	$166,481
Operating income:
East	$8,034	$12,374
Central	6,304	6,880
West	3,126	3,994
South and other	52	6,278
Corporate	(3,633)	(3,144)
Total operating income	$13,883	$26,382
Operating income margin(a):
East	11.5%	14.9%
Central	21.2%	22.0%
West	11.2%	14.4%
South and other	0.2%	25.8%
Total operating income margin	9.3%	15.8%
(a)Operating income margin is operating income as a percentage of net revenues.
The following table presents detail of our net revenues (in thousands):

	Three months ended September 30,
	2013	2012
Revenues:
Casino	$112,003	$130,735
Room	27,661	27,460
Food and beverage	20,669	22,306
Other	6,186	7,299
Gross revenues	166,519	187,800
Less promotional allowances	(17,772)	(21,319)
Net revenues	$148,747	$166,481
Net Revenues
In the East region, net revenues were $69.8 million for the three months ended September 30, 2013, a decrease of $13.4 million, or 16.1%, when compared to the three months ended September 30, 2012. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 7.1% in the three months ended September 30, 2013. Tropicana AC's net revenues decreased from the prior year period primarily due to a $12.2 million decrease in casino revenues and a $1.8 million decrease in food and beverage revenues. These decreases are a result of the increased competition in Atlantic City and the regional market, coupled with the lingering effects of Superstorm Sandy. Tropicana AC casino results decreased primarily due to a 13.0% decrease in table games volumes, coupled with a lower table game hold percentage, and a 7.1% decrease in slot volumes when compared to the same period in the prior year. The average daily room rate increased to $97 for the three months ended September 30, 2013 from $95 for the three months ended September 30, 2012. The occupancy rate for the three months ended September 30, 2013 at Tropicana AC was 86%, down from 89% for the three months ended September 30, 2012.
In the Central region, net revenues were $29.7 million for the three months ended September 30, 2013, a decrease of $1.6 million, or 5.0%, from the three months ended September 30, 2012, primarily due to reduced customer volumes. Increased competition impacted Tropicana Evansville during the three months ended September 30, 2013. A nearby horse track began operating 200 instant race machines in September 2012, which continues to negatively impact customer volume. Gaming revenues in the Central region decreased compared to the prior year period primarily due to a 3.4% decrease in slot volumes partially offset by a 4.8% increase in table games volumes. The occupancy rate for the three months ended September 30, 2013 at Tropicana Evansville was 75%, a decrease from 80% in the three months ended September 30, 2012. The average daily room rate at Tropicana Evansville increased to $90 for the three months ended September 30, 2013, compared to $86 for the three months ended September 30, 2012. Tropicana Evansville completed a room renovation at the end of 2012 which contributed to the increased room rates in the three months ended September 30, 2013. In June 2013, Casino Aztar Evansville was rebranded to Tropicana Evansville.
In the West region, net revenues were $27.9 million for the three months ended September 30, 2013, an increase of $0.2 million, or 0.7%, compared to the three months ended September 30, 2012. The increase was primarily driven by our results at MontBleu. At MontBleu, net revenues increased $0.5 million due to increased food, beverage and entertainment revenues as well as increased hotel occupancy. These increases were partially offset by decreased casino revenues which were affected by lower table game hold percentages. Net revenues at our Laughlin property decreased $0.3 million for the three months ended September 30, 2013 compared to the same period in the prior year due to relatively flat gaming volumes and lower slot hold percentages. For the three months ended September 30, 2013, the West region reported a 2.4% increase in slot volumes and a 0.5% increase in table game volumes, offset by lower table game hold percentages when compared to the same period in the prior year. The average daily room rate for the West region was $55 for the three months ended September 30, 2013, an increase from $53 for the three months ended September 30, 2012. The occupancy rate in the West region remained flat at 59% for the three months ended September 30, 2013 and 2012.
In the South and other region, net revenues were $21.3 million for the three months ended September 30, 2013, a decrease of $3.0 million, or 12.2%, compared to the three months ended September 30, 2012. Net revenues at the Belle of Baton Rouge decreased $2.4 million for the three months ended September 30, 2013, primarily due to a 17.2% decrease in slot volumes and a 26.2% decrease in table games volumes. Gaming volume decreases from the comparable prior year period are primarily attributed to a new competitor which opened in Baton Rouge in September 2012. Tropicana Greenville contributed a $0.6 million decrease in net revenues primarily related to lower slot volumes. Net revenues at Tropicana Aruba were relatively flat for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The occupancy rate at our properties in the South and other region was 73% and 67% for the three months ended September 30, 2013 and 2012, respectively. The average daily room rate for the South and other region was $61 and $72 for the three months ended September 30, 2013 and 2012. The decreased room rates primarily relate to our Baton Rouge property where the prior year rates are higher than normal due to the impact of the United States Bowling Conference holding their national bowling tournament in Baton Rouge from February to July 2012.
Operating Income
In the East region, the operating income for the three months ended September 30, 2013 was $8.0 million, a $4.3 million decrease compared to the three months ended September 30, 2012. The operating income in the East region decreased from the prior year primarily due to the net revenue decreases discussed above, partially offset by decreased payroll and operating costs as well as a real estate tax settlement which resulted in a $6.7 million reduction in real estate tax expense at Tropicana AC for the three months ended September 30, 2013 compared to the prior year period. Under the terms of the settlement, Tropicana AC will receive a $49.5 million refund in the form of credits against future year real estate tax bills beginning in 2013 and ending in 2017. The credits are front-loaded in 2013 and 2014 so that after the credits are applied, Tropicana will pay $1.8 million in taxes in 2013 and $3.0 million in taxes in 2014, with the remainder of the credits spread over the remaining three years, 2015 through 2017. The Company will recognize these credits as a reduction to operating expenses in the periods they are utilized.
In the Central region, the operating income for the three months ended September 30, 2013 was $6.3 million, a $0.6 million decrease compared to the three months ended September 30, 2012. The decrease in operating income is primarily related to the net revenue decreases discussed above, partially offset by decreased payroll costs and decreased operating expenses consistent with lower customer volumes during the three months ended September 30, 2013. Also, beginning in May 2013, the Central region benefited from new legislation allowing casinos to exclude a portion of slot free play revenue from their Adjusted Gaming Revenue ("AGR" as defined by the Indiana Gaming Code) which is also the basis for calculating the property's rental expense. This new definition of AGR resulted in lower gaming taxes and lower rental expense during the current quarter. The Central region also recognized increased depreciation expense due to capital improvements placed in service after the comparable period in the prior year.
In the West region, the operating income for the three months ended September 30, 2013 was $3.1 million, a $0.9 million decrease compared to the three months ended September 30, 2012. The decrease is mainly attributable to increased land rental costs, and promotional and entertainment spending during the three months ended September 30, 2013. Land lease costs were previously expensed as paid which resulted in higher expense in the fourth quarter of the prior year, whereas in the current year MontBleu is recognizing the annual expense ratably over the year which has resulted in approximately $0.3 million additional rent recognized in the three months ended September 30, 2013. This increase will be offset by a decrease in land lease costs in the fourth quarter of 2013. The West region also recognized increased depreciation expense due to capital improvements placed in service after the comparable period in the prior year.
In the South and other region operating income for the three months ended September 30, 2013 was $0.1 million, a $6.2 million decrease compared to the three months ended September 30, 2012. This decrease is primarily due to the net revenue decreases discussed above as well as a gain on insurance recoveries of $4.0 million, net of expenses and write-downs, recognized in the three months ended September 30, 2012. These decreases were partially offset by decreased payroll costs and decreased operating expenses consistent with lower customer volumes during the three months ended September 30, 2013.
Corporate expenses were $3.6 million for the three months ended September 30, 2013, a $0.5 million increase from the three months ended September 30, 2012, driven primarily by increased professional fees associated with our proposed acquisition of Lumiére which was announced in August 2013. The Lumiére transaction is subject to various conditions, including, among others, regulatory approvals from the Missouri Gaming Commission and the FTC. The transaction is expected to close in early 2014, although we can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.
Interest Expense
Interest expense for the three months ended September 30, 2013 and 2012 was $3.6 million and $3.7 million, respectively. The interest expense for each period relates to the New Term Loan Facility which was funded in March 2012 and accrues interest at a floating rate, which was 7.5% per annum as of September 30, 2013. Cash paid for interest expense decreased to $3.2 million from $3.3 million for the three months ended September 30, 2013 and 2012, respectively, related to the decreasing balance outstanding under the New Term Loan Facility.
Income Taxes
Income tax expense from continuing operations was $1.3 million for the three months ended September 30, 2013 and our effective income tax rate was 12.5%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended September 30, 2013 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the three months ended September 30, 2012, the income tax expense from continuing operations was $1.5 million and our effective tax rate was 6.7%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended September 30, 2012, was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Nine months ended September 30,
	2013	2012
Net revenues:
East	$192,506	$218,172
Central	91,194	94,383
West	78,530	78,167
South and other	68,629	83,828
Corporate	—	—
Total net revenues	$430,859	$474,550
Operating income:
East	$15,299	$12,136
Central	21,624	21,349
West	10,126	11,260
South and other	3,708	19,104
Corporate	(9,213)	(9,944)
Total operating income	$41,544	$53,905
Operating income margin(a):
East	7.9%	5.6%
Central	23.7%	22.6%
West	12.9%	14.4%
South and other	5.4%	22.8%
Total operating income margin	9.6%	11.4%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Nine months ended September 30,
	2013	2012
Revenues:
Casino	$340,020	$382,550
Room	68,689	73,628
Food and beverage	58,494	63,566
Other	16,324	18,215
Gross revenues	483,527	537,959
Less promotional allowances	(52,668)	(63,409)
Net revenues	$430,859	$474,550
Net Revenues
In the East region, net revenues were $192.5 million for the nine months ended September 30, 2013, a decrease of $25.7 million, or 11.8%, when compared to the nine months ended September 30, 2012. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 9.8% in the nine months ended September 30, 2013. The current year period includes an additional competitor that opened in May 2012. Tropicana AC's net revenues decreased from the prior year period primarily due to a $21.1 million decrease in casino revenues and a $5.1 million decrease in room revenues. These decreases are a result of the increased competition in Atlantic City and the regional market, coupled with the lingering effects of Superstorm Sandy. Tropicana AC casino results decreased primarily due to lower table games and slot volumes. Total gaming volumes at Tropicana AC for the nine months ended September 30, 2013 were 12.7% lower than the same period in the prior year. The decrease in table games revenues resulted from lower volumes of high end play in the current year period. Net revenues for our hotel and other amenities also decreased due to lower customer volume in the nine months ended September 30, 2013. The average daily room rate remained flat at $88 for the nine months ended September 30, 2013 and 2012. The occupancy rate for the nine months ended September 30, 2013 was 74%, down from 84% for the prior year period.

In the Central region, net revenues were $91.2 million for the nine months ended September 30, 2013, a decrease of $3.2 million, or 3.4% compared to the nine months ended September 30, 2012, primarily due to reduced customer volumes. Unfavorable weather conditions and increased competition impacted Tropicana Evansville during the nine months ended September 30, 2013. A nearby horse track began operating 200 instant race machines in September 2012, which continues to negatively impact customer volume. Gaming revenues in the Central region decreased compared to the prior year period primarily due to a 3.5% decrease in slot volumes and a 3.2% decrease in table games volumes. The occupancy rate for the nine months ended September 30, 2013 at Tropicana Evansville was 68%, a decrease from 73% in the nine months ended September 30, 2012. This decrease reflects lower customer visitation due to unfavorable weather conditions in the current period compared to the prior year period. The average daily room rate at Tropicana Evansville was $93 for the nine months ended September 30, 2013, compared to $85 for the nine months ended September 30, 2012. Tropicana Evansville completed a room renovation at the end of 2012 which contributed to the increased room rates in the nine months ended September 30, 2013.
In the West region, net revenues were $78.5 million for the nine months ended September 30, 2013, an increase of $0.4 million, or 0.5%, compared to the nine months ended September 30, 2012. The increase was primarily driven by increases in hotel and food and beverage revenues partially offset by declines in casino revenues. Casino revenues declined due to a lower table game hold percentage and a 0.3% decrease in slot volumes, partially offset by a 1.4% increase in table games volumes. At MontBleu, net revenues increased $1.1 million due to increased customer visitation. Although MontBleu's gaming revenues for the nine months ended September 30, 2013 were slightly down from the comparable prior year period, their hotel occupancy increased 4 percentage points from the nine months ended September 30, 2012. Net revenues at our Laughlin property declined $0.7 million for the nine months ended September 30, 2013 compared to the same period in the prior year. Net revenues and volumes in the Laughlin market continue to be negatively impacted by the declining casino revenue in that market. The average daily room rate for the West region was $49 for the nine months ended September 30, 2013, compared to $48 for the nine months ended September 30, 2012. The occupancy rate for the nine months ended September 30, 2013 and 2012 at our properties in the West region was 55% and 54%, respectively.
In the South and other region, net revenues were $68.6 million for the nine months ended September 30, 2013, a decrease of $15.2 million, or 18.1%, compared to the nine months ended September 30, 2012. Results at the Belle of Baton Rouge decreased $14.1 million primarily due to a 23.2% decrease in slot volumes and a 39.3% decrease in table games volumes. Gaming volume decreases from the comparable prior year period are primarily attributed to a new competitor which opened in Baton Rouge in September 2012. Tropicana Greenville contributed a $1.2 million decrease in net revenues related to lower slot volumes. Increased hotel occupancy at Tropicana Aruba contributed to an increase of $0.1 million in net revenues during the nine months ended September 30, 2013. The occupancy rate at our properties in the South and other region was 70% and 62% for the nine months ended September 30, 2013 and 2012, respectively. The average daily room rate for the South and other region was $71 and $88 for the nine months ended September 30, 2013 and 2012. The decreased room rates primarily relate to our Baton Rouge property where the prior year rates are higher than normal due to the impact of the United States Bowling Conference holding their national bowling tournament in Baton Rouge from February to July 2012.
Operating Income
In the East region, the operating income for the nine months ended September 30, 2013 was $15.3 million, compared to an operating income of $12.1 million for the nine months ended September 30, 2012. The operating income in the East Region was favorable compared to the prior year primarily due to the decreased operating costs and payroll costs consistent with lower customer volumes and a real estate tax settlement which resulted in a $19.3 million reduction in real estate tax expense at Tropicana AC for the nine months ended September 30, 2013 compared to the prior year period. Under the terms of the settlement, Tropicana AC will receive a $49.5 million refund in the form of credits against future year real estate tax bills beginning in 2013 and ending in 2017. The credits are front-loaded in 2013 and 2014 so that after the credits are applied, Tropicana will pay $1.8 million in taxes in 2013 and $3.0 million in taxes in 2014, with the remainder of the credits spread over the remaining three years, 2015 through 2017. The Company will recognize these credits as a reduction to operating expenses in the periods they are utilized. In addition, the Company expensed $4.1 million in professional fees related to this settlement in the nine months ended September 30, 2013. Additionally, in the nine months ended September 30, 2012, Tropicana AC recognized a $1.8 million impairment charge related to its favorable lease intangible assets.
In the Central region, the operating income for the nine months ended September 30, 2013 was $21.6 million, a $0.3 million increase compared to the nine months ended September 30, 2012. The increase in operating income is related to the decreased payroll costs and decreased operating expenses consistent with lower customer volumes during the nine months ended September 30, 2013. Also, beginning in May 2013, the Central region benefited from new legislation allowing casinos to exclude a portion of slot free play revenue from their Adjusted Gaming Revenue ("AGR" as defined by the Indiana Gaming Code) which is also the basis for calculating the property's rental expense. This new definition of AGR resulted in lower gaming taxes and lower rental expense during the nine months ended September 30, 2013.

In the West region, the operating income for the nine months ended September 30, 2013 was $10.1 million, a $1.1 million decrease compared to the nine months ended September 30, 2012. The decrease in operating income is mainly attributable to increased advertising and promotional spending offset by a favorable sales and use tax settlement during the nine months ended September 30, 2013. Additionally, the West region properties realized a $0.6 million increase in depreciation and amortization expense related to new capital projects during the nine months ended September 30, 2013.
In the South and other region operating income for the nine months ended September 30, 2013 was $3.7 million, a $15.4 million decrease compared to the nine months ended September 30, 2012. This decrease is primarily due to the net revenue decreases discussed above, partially offset by decreased payroll costs and decreased operating expenses consistent with lower customer volumes during the nine months ended September 30, 2013. The decrease from the prior year also relates to a gain on insurance recoveries of $4.0 million, net of expenses and write-downs, in the nine months ended September 30, 2012. Additionally, the South and other region properties realized a $0.5 million increase in depreciation and amortization expense related to new capital projects.
Corporate expenses were $9.2 million for the nine months ended September 30, 2013, a $0.7 million decrease from the nine months ended September 30, 2012, driven primarily by a favorable unemployment tax settlement related to certain of our Predecessor entities during the nine months ended September 30, 2013 and a one-time charge in June 2012 for terminating our previous corporate office lease and moving to a less expensive location. These favorable results were partially offset by increased professional fees associated with our proposed acquisition of Lumiére which was announced in August 2013. The Lumiére transaction is subject to various conditions, including, among others, regulatory approvals from the Missouri Gaming Commission and the FTC. The transaction is expected to close in early 2014, although we can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.
Interest Expense
Interest expense for the nine months ended September 30, 2013 and 2012 was $10.8 million and $13.5 million, respectively. The interest expense for the nine months ended September 30, 2013 decreased compared to the prior year period primarily due to our New Term Loan Facility which was funded in March 2012 and accrues interest at a floating rate, which was 7.5% per annum as of September 30, 2013. Cash paid for interest expense decreased to $9.4 million from $10.4 million for the nine months ended September 30, 2013 and 2012, respectively, related to the lower interest rate and payment timing under the New Term Loan Facility. Under our Exit Facility, interest accrued at 15% per annum. Interest expense also includes approximately $1.0 million and $3.0 million of amortization of debt issuance costs and discounts for the nine months ended September 30, 2013 and 2012, respectively. Unamortized debt issuance costs and discounts related to the Exit Facility were written off in March 2012 in connection with the repayment of that debt.
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
Income Taxes
Income tax expense from continuing operations was $3.1 million for the nine months ended September 30, 2013 and our effective income tax rate was 9.8%. The difference between the federal statutory rate of 35% and the effective tax rate for the nine months ended September 30, 2013 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the nine months ended September 30, 2012, the income tax expense from continuing operations was $3.0 million and our effective tax rate was 10.7%. The difference between the federal statutory rate of 35% and the effective tax rate for the nine months ended September 30, 2012, was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.
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

Part of our overall strategy includes consideration of expansion opportunities in new gaming jurisdictions, underserved markets and acquisition and other strategic opportunities that may arise periodically. We may require additional funds in order to execute on such strategic growth, and may incur additional debt or issue additional equity to finance any such transactions. We cannot assure you that we will be able to incur such debt or issue any such additional equity on acceptable terms or at all. In August 2013, we entered into an agreement to purchase Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumiére") for $260.0 million in cash, subject to adjustments. The transaction is subject to various conditions, including, among others, regulatory approvals from the Missouri Gaming Commission and the FTC. The transaction is expected to close in early 2014. We currently intend to seek financing in connection with this transaction, however, there can be no assurance that we will be able to obtain any such financing on favorable terms, in a timely manner, or at all.
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
The following table summarizes our cash flows, which includes cash flows generated from discontinued operations within operating and investing activities (in thousands):

	Nine months ended September 30,
	2013	2012
Cash Flow Information:
Net cash provided by operating activities	$58,457	$69,304
Net cash used in investing activities	(54,898)	(28,367)
Net cash provided by (used in) financing activities	(1,422)	59,565
Net increase in cash and cash equivalents	$2,137	$100,502
Cash paid for interest expenses was $9.4 million and $10.4 million for the nine months ended September 30, 2013 and 2012, respectively. This decrease primarily relates to decreased interest rates under our New Term Loan Facility. Net cash provided by operating activities for the nine months ended September 30, 2013 includes the decreased operating results compared to prior year. Net cash provided by operating activities for the nine months ended September 30, 2012 includes the loss on debt retirement. Operating cash flows provided by (used in) discontinued operations were $2.7 million for the nine months ended September 30, 2013 and $(0.4) million for the nine months ended September 30, 2012.
Net cash used in investing activities consists of $44.7 million for capital expenditures and a $15.0 million restricted cash deposit held in escrow in connection with the proposed acquisition of Lumiére, offset by $1.7 million in sales and luxury tax rebates included in other investing activities in the nine months ended September 30, 2013. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Investing cash flows used in discontinued operations for capital expenditures were $2.5 million for the nine months ended September 30, 2013 and $0.2 million for the nine months ended September 30, 2012.
Net cash used in financing activities for the nine months ended September 30, 2013 consists of payments on the New Term Loan Facility. Net cash provided by financing activities for the nine months ended September 30, 2012 consists of the proceeds from the funding of the New Term Loan Facility net of the repayment of the Exit Facility and related penalties.
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
The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) (subject to a 1.50% floor); plus (b) a margin of 6.00%; or (ii) the sum of: (a) the alternate base rate, which is equal to the greatest of: (1) the corporate base rate of UBS AG, Stamford Branch; (2) the Federal Funds Effective Rate (as defined in the New Term Loan Facility) plus 0.50%; or (3) the Adjusted LIBOR Rate (as defined in the New Term Loan Facility) for one month plus 1.00% (all subject to a 2.50% floor); plus (b) a margin of 5.00%; such that, in either case, the applicable interest rate shall not be less than 7.50%. An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of September 30, 2013, the interest rate was 7.5%.
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
Our interest expense for the nine months ended September 30, 2013 and 2012 was $10.8 million and $13.5 million, respectively, which includes $1.0 million and $3.0 million, respectively, of amortization of the related debt discounts and debt issuance costs for the nine months ended September 30, 2013 and 2012.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the nine months ended September 30, 2013 compared to those reported in our 2012 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our New Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of September 30, 2013, assuming a 1% increase over the 7.5% minimum interest rate specified in our New Term Loan Facility, our annual interest cost would increase by approximately $1.7 million.
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of September 30, 2013. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
For a description of our previously reported legal proceedings, refer to "Item 3-Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2012 and “Item 1-Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. Other than as disclosed below, there have been no material developments with respect to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' Motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which was denied. In September 2012, Aztar filed an appeal of the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division. In September 2013, the Superior Court of New Jersey, Appellate Division denied Aztar’s appeal substantially for the reasons set forth in the Court’s decision. Aztar has filed a Petition for Certification to the New Jersey Supreme Court, which petition is pending. Any recovery obtained by Aztar in this action will be recoverable by the Company as the current owner of Tropicana AC.
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
Risks Related to Our Business and Our Industry
We may pursue expansion and acquisition opportunities and other strategic transactions that involve inherent risks, any of which may cause us to not realize anticipated benefits.
Our business strategy includes the consideration of expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically. For example, in August 2013, we entered into an agreement to purchase Lumiére, as discussed in Note 1 of the “Notes to Condensed Consolidated Financial

Statements.” We may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, joint venture or other strategic transaction on acceptable terms. Our identification of suitable acquisition candidates and other strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing acquisitions or other strategic opportunities, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or other strategic opportunities, or that we will realize any anticipated benefits from acquisitions or other strategic opportunities. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Our failure to identify suitable acquisition or other strategic opportunities may restrict our ability to grow our business.

ITEM 6.    EXHIBITS.
(a) Exhibits

Exhibit Number	Exhibit Description
2.1
First Amended Joint Plan of Reorganization of Tropicana Entertainment, LLC and Certain of its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code. (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)

2.2
Amended and Restated Purchase Agreement, dated as of November 20, 2009, among Adamar of New Jersey, Inc., Manchester Mall, Inc., the Honorable Gary S. Stein, Tropicana Entertainment, LLC, Ramada New Jersey Holdings Corporation, Atlantic-Deauville, Inc., Adamar Garage Corporation, Ramada New Jersey, Inc., Credit Suisse, Tropicana Entertainment Inc., Tropicana Atlantic City Corp., and Tropicana AC Sub Corp. (Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K; the Registrant will furnish supplementally a copy of the omitted schedules to the Commission upon request.) (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)

2.3
Equity Interest Purchase Agreement, dated as of August 16, 2013, among Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC. (Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K; the Registrant will furnish supplementally a copy of the omitted schedules to the Commission upon request.) (Incorporated by reference to the Company's Form 8-K dated August 21, 2013)

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

10
Limited Guarantee, dated as of August 16, 2013, by Tropicana Entertainment Inc. in favor of Pinnacle Entertainment, Inc. and Casino Magic, LLC. (Incorporated by reference to the Company's Form 8-K dated August 21, 2013)

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

101**
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012 (audited); (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Unaudited Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (iv) Notes to the Condensed Consolidated Financial Statements (unaudited).

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

TROPICANA ENTERTAINMENT INC.

Date:	November 4, 2013	By:	/s/ LANCE J. MILLAGE
		Name:	Lance J. Millage
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)