Form 10-K
period 2013-12-31
Tropicana Entertainment Inc.
filed 2014-02-25
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2013
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
8345 W. Sunset Road, Suite 200, Las Vegas, Nevada 89113 (Address of principal executive offices, Zip Code)
Registrant's telephone number, including area code: 702-589-3900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of the common stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $125.1 million based on the closing sales price of $14.80 per share of such stock on the OTCQB Market on June 28, 2013. As of February 20, 2014, there were 26,312,500 shares of the Registrant's common stock, $0.01 par value per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our operating or other strategic plans, including our plans to acquire Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumiére"), our competition (including online gaming), financing, revenue, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our New Credit Facilities (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months; estimated asset and liability values; risk of counterparty nonperformance; our legal strategies and the potential effect of pending legal claims on our business and financial condition; and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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
The following chart summarizes certain features of our properties as of December 31, 2013:

Name	Location	Casino Square Footage	Slot Machines (a)	Table Games (b)	Hotel Rooms
East
Tropicana AC	Atlantic City, NJ	124,000	2,595	108	2,079
Central
Tropicana Evansville	Evansville, IN	38,400	889	30	339
West
Tropicana Laughlin	Laughlin, NV	53,000	958	18	1,487
River Palms (c)	Laughlin, NV	58,000	475	4	1,001
MontBleu	South Lake Tahoe, NV	45,000	546	26	437
South and other
Belle of Baton Rouge	Baton Rouge, LA	28,500	787	17	288
Tropicana Greenville	Greenville, MS	21,300	594	7	40
Tropicana Aruba (d)	Noord, Aruba	3,400	97	7	361
		371,600	6,941	217	6,032
______________________________________________________________________________

(a)	Includes slot machines, video poker machines and other electronic gaming devices.

(b)	Includes blackjack ("21"), craps, roulette and other table games; does not include poker tables.

(c)
In April 2013, the Company entered into an agreement to sell River Palms. In October 2013, the Company notified the buyers that it had elected to terminate the agreement to sell River Palms, effective immediately, pursuant to the terms of the agreement. The Company is actively marketing this property for sale and continues to classify River Palms as an asset held for sale.

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
Diversity in Geography and Product Offerings.    We operate both land-based and dockside gaming facilities in several of the largest commercial gaming states in the United States. In addition, we currently operate a small temporary casino at our property on the Caribbean island of Aruba. Plans for a permanent casino at that location are under consideration and development. Because our facilities are geographically diversified, we are not subject to reliance on any single gaming market, which we believe mitigates the impact of potential market cycles. The majority of our gaming facilities offer multi-denominational, state-of-the-art slot machines as well as a full range of table games and betting minimums and limits, catering to a wide range of potential customers. Our casino properties include hotel rooms, which both diversifies our revenue base and helps extend the average length of our patrons' stays at our facilities. Additionally, our customers enjoy a strong breadth of product offerings at our facilities, including restaurants, nightclubs, bars, retail stores and entertainment venues, which further diversifies our sources of revenue and offers our customers attractive non-gaming entertainment options.
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
Continue Execution of Operational Improvements and Cost Saving Opportunities.    Since TEH's plan of reorganization in March 2010, we have implemented a number of capital investment programs and operational "best practices" aimed at growing revenue, improving margins at our properties, and reducing corporate overhead expenses. Our analytical approach to operating our properties and in-depth research of gaming operations have allowed us to identify further cost saving opportunities across our portfolio of assets. Most of these savings do not impact customer service but rather involve a more efficient use of resources. These changes include centralizing purchasing to reduce costs, consolidating and streamlining back office operations, including utilizing third parties for certain services, reconfiguring gaming floor layouts and optimizing table game rules to increase hold and win. Other identified initiatives include developing a database and campaign manager system, outsourcing of minimal skill, large staff functions and consolidating business functions in areas where there are geographic synergies.
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
Properties and Segments
The Company views each casino property as an operating segment which is aggregated by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The following describes each of our properties by region. Financial information about our reportable segments for the years ended December 31, 2013, 2012, and 2011 is set forth in our notes to consolidated financial statements.

East
Tropicana AC
Tropicana Casino and Resort, Atlantic City ("Tropicana AC") is situated on a 14-acre site with approximately 660 feet of ocean frontage in Atlantic City, New Jersey. This market generated gaming revenues of approximately $2.9 billion in 2013, making it the second largest gaming market in the United States. Located within driving distance from the densely populated New York-to-Washington D.C. corridor, the Atlantic City market attracts customers within a 300-mile radius, which includes approximately 48 million adults. Tropicana AC is one of the larger properties in Atlantic City featuring 2,079 hotel rooms in four towers and approximately 124,000 square feet of gaming space. In addition to the hotel rooms and gaming facilities, the property features The Quarter, a Havana-themed, Las Vegas-style, approximately 200,000 square-foot indoor entertainment and retail center, hosting several restaurants, nightclubs, shops and an IMAX theatre. Other amenities include a 2,000-seat showroom, an up-scale Disco themed nightclub, a full service spa and salon, a health club and indoor pool, a beach and pool bar and approximately 99,000 square feet of meeting and convention space. We opened a themed sports bar and restaurant venue in The Marketplace at Tropicana AC during 2013 that has enhanced our entertainment experience.. In November 2013, Tropicana received authorization from the New Jersey Division of Gaming Enforcement to commence continuous, 24-hour Internet gaming on its online gaming site, Tropicana Casino.com. Tropicana Atlantic City Online showcases a variety of slot game options and classic casino table games. Players have the opportunity to participate in community jackpots and to be rewarded with both on-property and online incentives and have the chance to participate in a variety of promotions. All participants must be 21 or older and physically located in New Jersey to play.
Central
Tropicana Evansville
Tropicana Evansville ("Tropicana Evansville") is a large casino hotel and entertainment complex, and a popular attraction in Evansville, the third largest city in the state of Indiana. The property serves customers in the tri-state region of southern Indiana, southeastern Illinois and northwestern Kentucky and is the only full service casino within an 85-mile radius, an area with approximately 1.2 million adults. Over 60% of Tropicana Evansville's revenues come from customers within a 50-mile radius. The property's casino operations are located dockside on the three-deck "City of Evansville" riverboat. Across the street from the casino and directly connected to it via pedestrian bridges, we own two distinctive hotels: the Tropicana Evansville Hotel, a 243-room hotel that underwent a significant room renovation in 2012 and offers guests a restaurant, conference rooms and banquet facilities; and Le Merigot Hotel, a luxurious 96-room boutique hotel with an upscale lounge. A 44,000-square-foot pavilion adjacent to the riverboat features three restaurants, an entertainment lounge, gift shop, coffee shop, players club and VIP lounge. The District at Tropicana Evansville, a $33 million entertainment complex that opened in late 2006, includes two restaurants, a nightclub and the Le Merigot Hotel. Tropicana Evansville also includes a seven-story parking garage as well as surface parking.
West
Tropicana Laughlin
Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") is located on an approximately 31-acre site on Casino Drive, Laughlin, Nevada's principal thoroughfare. The property attracts customers who drive in from southern California and Arizona. Tropicana Laughlin primarily targets customers in this market who are seeking great value, a breadth of amenities and friendly service in their gaming, lodging, dining and entertainment experiences. Non-gaming amenities include 1,487 hotel rooms, a heated outdoor swimming pool, seven restaurants, three full service bars, an entertainment lounge with live music, a premium lounge for high-end players, an 800-seat multi-purpose showroom and concert hall, meeting and convention space, retail stores, an arcade and a covered parking structure.
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

In April 2013, the Company entered into an agreement to sell River Palms. In October 2013, the Company notified the buyers that it had elected to terminate the agreement to sell River Palms, effective immediately, pursuant to the terms of the agreement. The Company is actively marketing this property for sale and continues to classify River Palms as an asset held for sale.
MontBleu
MontBleu Casino Resort & Spa ("MontBleu") is situated on approximately 21 acres in South Lake Tahoe, Nevada surrounded by the Sierra Nevada Mountains. The property attracts both drive-in and destination patrons, primarily from the northern California and northern Nevada markets. The area also attracts people seeking outdoor recreational activities. In addition to the casino, the property offers guests 437 hotel rooms, a choice of three restaurants and various non-gaming amenities, including retail shops, two nightclubs, a 1,500-seat showroom, approximately 14,000 square feet of meeting and convention space, a parking garage, a full service health spa and workout area, an indoor heated lagoon-style pool with whirlpool and a 120-seat wedding chapel.
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
Tropicana Greenville, located in Greenville, Mississippi is a dockside gaming facility with slot machines and table games, a buffet, a bar and 419 onsite parking spaces. The property also includes a 210-foot, three-deck, dockside riverboat with slot machines, a deli and bars on each floor that is used as business levels dictate. The property also owns and operates the Greenville Inn & Suites, a 40-room suite hotel located less than a mile away, that offers free shuttle service to and from Tropicana Greenville. In September 2013 we commenced an expansion project consisting of approximately 14,000 square feet of gaming space, 140 covered parking spaces, 230 additional surface parking spaces and a planned 150 seat restaurant. Completion of the expansion project is expected to occur in late 2014.  We intend to close the dockside riverboat facility in mid-2014 when business levels no longer require the additional gaming supply.
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

Our Equity Owners
As of December 31, 2013, Icahn Enterprises was the beneficial owner of approximately 67.9% of the Company's Common Stock. Icahn Enterprises is a diversified holding company that owns subsidiaries engaged in a variety of businesses including investment management, automotive, gaming, metals, real estate, home fashion, railcar, energy and food packaging. Icahn Enterprises is publicly listed on the NASDAQ Global Select Market (ticker: "IEP"). Carl C. Icahn, who is the chairman of our board of directors, is also the chairman of the board of directors of the general partner of Icahn Enterprises.
Our Corporate History and Information
We are a Delaware corporation that was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH") and certain of its subsidiaries pursuant to their plan of reorganization (the "Plan") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). We also acquired Columbia Properties Vicksburg, LLC ("CP Vicksburg") which we later sold in March 2011, JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("CP Laughlin Realty", and together with TEH, CP Vicksburg and JMBS Casino, the "Predecessors"), pursuant to the Plan. In addition, we acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, including Tropicana AC.
On May 5, 2008, the Predecessors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time we acquired Tropicana AC and several of the Predecessors' gaming properties and related assets. Prior to the Effective Date, we conducted no business, other than in connection with the Restructuring Transactions, and had no material assets or liabilities.
Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which we acquired the Predecessors in exchange for (i) the issuance of 12,098,053 shares of our common stock, $0.01 par value per share ("Common Stock") and warrants to purchase an additional 3,750,000 shares of Common Stock (the "Ordinary Warrants") and (ii) the issuance of new debt, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of our Common Stock at $0.01 per share (the "Penny Warrants" and, together with the Ordinary Warrants, the "Warrants"). As a result of the reorganization we applied fresh-start reporting. Additionally, on the Effective Date, certain of our subsidiaries acquired Tropicana AC, and the lenders under the Credit Facility (as defined herein) each received their pro rata share of 12,901,947 shares of our Common Stock in exchange for their $200.0 million credit bid.
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
Revel Entertainment Group opened an approximately $2.6 billion resort on a 20-acre, oceanfront site next to the Showboat Casino Hotel in May 2012. The opening of Revel has not resulted in any change in the continued decline of the Atlantic City market and has added significantly to the intra-city competition for casino patrons. In addition, in 2013 Resorts Casino Hotel opened an approximately $35 million Margaritaville-themed casino and entertainment complex, and Harrah's Casino Hotel has commenced construction on a $126 million conference center with an anticipated opening in 2015. These projects, when completed, will add to competition for gaming and meeting group customers. We cannot ascertain effects that any new projects will have on the Atlantic City gaming market. However, future developments and expansions could have a material adverse effect on our business and operations.
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
In November 2011, New Jersey voters approved an amendment to New Jersey's constitution to allow for sports betting at Atlantic City casinos and racetracks. Enabling legislation was enacted and regulations were promulgated for New Jersey sports betting at racetracks and casinos in 2012, but implementation is subject to amendment or repeal of the U.S. Professionals and

Amateur Sports Protection Act, the federal law that prohibits sports betting in New Jersey. Litigation is currently pending in Federal Court challenging the legality of the New Jersey sports betting legislation. In March 2013 the U.S. District Court in New Jersey upheld the constitutionality of the U.S Professional Amateur Protection Act and ruled that the New Jersey sports betting law violated the federal law prohibitions. New Jersey filed an appeal of the ruling to the U.S. Circuit Court of Appeals for the Third Circuit which was denied. New Jersey has filed a Petition for Certiorari to the U.S. Supreme Court. Should sports betting be implemented at Atlantic City casinos it would enhance Atlantic City's ability to compete with casinos in surrounding states, but increased competition among Atlantic City casinos and New Jersey racetracks will likely result.
In December 2011, the United States Justice Department (the “Justice Department”) issued an opinion reversing a long-standing position that all forms of internet gambling are illegal in the United States under The Wire Act, 18 U.S.C. 1084, et seq. (the “Wire Act”), a law that prevents certain gambling over phone lines. In the opinion, the Justice Department concluded that The Wire Act only prohibits the transmission of communications related to bets or wagers on sporting events or contests. As a result, certain states including New Jersey are moving forward with legislation to authorize various forms of intrastate internet gaming. In February 2013, New Jersey enacted legislation authorizing intrastate internet gaming through Atlantic City casinos. The legislation provides that licensed Atlantic City casinos including Tropicana AC may offer internet gambling games subject to regulations to be adopted by the NJDGE. The law provides for a 15% tax on internet gaming gross revenues and permits New Jersey to enter into agreements with other states to engage in multi-state internet wagering pools. The law has a 10 year sunset provision. Internet gaming commenced in November 2013 at a number of Atlantic City casinos including Tropicana AC. We anticipate that internet gaming in New Jersey will increase competition among casinos and could create a competitive dynamic between virtual gaming and land based Atlantic City gaming opportunities. Casinos with stronger marketing data bases or stronger internet gaming platforms could have an advantage over smaller operations.
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
Pennsylvania.    In July 2004, the Pennsylvania legislature enacted a law authorizing the Pennsylvania Gaming Control Board ( the “PGCB”) to permit a total of up to 61,000 slot machines in up to fourteen different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at free standing casinos (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). In addition, in January 2010 Pennsylvania enacted a law authorizing live table games at Pennsylvania casinos. As of December 31, 2013, there were approximately 27,000 slot machines and 1,100 table games operating in Pennsylvania. Atlantic City casinos, including Tropicana AC, primarily compete against the Pennsylvania gaming facilities located in the eastern part of the state. These include four Philadelphia metropolitan area casinos: Harrah's Casino at Chester Downs Racetrack, Sugarhouse Casino, Parx Casino at Philadelphia Park Racetrack and Valley Forge Casino, and three casinos located north of Philadelphia metropolitan area: Sands Casino Resort in Bethlehem, Pennsylvania, Mount Airy Casino Resort and Mohegan Sun at Pocono Downs (both located in the Pocono Mountains). Together, these casinos include approximately 16,230 slot machines and 718 table games as well as ancillary entertainment and restaurant amenities that compete against Atlantic City casinos. Competition from the Pennsylvania area gaming facilities has adversely impacted Atlantic City casinos, including Tropicana AC. In addition, in 2011 the PGCB revoked the license related to a second proposed casino development in Philadelphia and in 2012 implemented a new bidding process for the second Philadelphia casino license. Six (6) bids for the one available Category 2 casino license were submitted in November 2012 and the PGCB is expected to award the license sometime in 2014. In the event the second casino license is awarded to another gaming company and another casino is developed in Philadelphia, it could further impact Atlantic City gaming revenues.
New York.    Pursuant to legislation enacted in 2001, the Division of the Lottery of the State of New York is authorized to permit the installation of video lottery terminals ("VLTs") at various horse racing facilities in New York. During 2004, VLT operations commenced at four upstate and western New York racetracks and at the Monticello racetrack in Sullivan County, which operates approximately 1,100 VLTs and is considerably closer (approximately 95 miles) to Manhattan than Tropicana AC. The VLT facility at Yonkers Raceway ("Yonkers") opened in late 2006 and now operates approximately 5,400 VLTs. The Genting Group was granted a license to operate VLTs at Aqueduct Racetrack (the "Aqueduct") in Queens, NY, and opened Resorts World Casino in late 2011 and now operates approximately 5,000 VLTs.

In 2012 and 2013 the New York legislature passed legislation authorizing a ballot initiative to amend New York's constitution to provide for up to an additional seven commercial casinos in New York some of which could be located in the New York City metropolitan area. The ballot initiative was approved by New York voters in November 2013. Under the Upstate New York Gaming Economic Development Act enacted in 2013, although no casinos will be initially built in New York City or its immediate surrounding counties, up to four casinos are initially authorized for the Hudson Valley, Capital Region and Southern Tier of New York, all in relatively close proximity to New Jersey and impacting the Atlantic City Market. In addition, two additional VLT facilities are authorized for the Long Island counties of Suffolk and Nassau near New York City. After the initial seven year period, up to three additional casinos could be authorized in the immediate New York City area. Under the New York law, slots will be taxed at current VLT tax rates of between 37% and 45% and table games will be taxed at 10%. A New York gaming regulatory commission is being formed and will begin the process to solicit proposals for the initial group of commercial casinos and VLT facilities during 2014.
Competition from the VLT facilities at Aqueduct and Yonkers have impacted Atlantic City casinos, and future competition from the additional commercial casinos and VLT facilities authorized to be constructed in the future in and around the New York City metropolitan area could further adversely impact Atlantic City casinos, including Tropicana AC.
Maryland.    In November 2008, Maryland voters passed a referendum to allow 15,000 slot machines at five locations across that state. In November 2012, Maryland voters approved a referendum allowing a sixth casino in Prince George's County near Washington, D.C. and the addition of table games at all of Maryland's operating casinos.There are currently three casino gaming facilities open in Maryland. Penn National Gaming ("Penn") opened Hollywood Perryville in September 2010 with approximately 1,000 slot machines and table games. Ocean Downs Racetrack opened in January 2011 and has approximately 800 slot machines and table games. The Cordish Company opened Maryland Live! in June 2012 in Anne Arundel County near Baltimore, a property with 4,300 slot machines and table games, which is Maryland's largest casino project. Horseshoe Casino is currently under construction in Baltimore and expected to open in mid-2014 with 3,750 slot machines and between 80-110 table games. In December 2013 MGM Resorts International was awarded Maryland’s sixth gaming license and expects to complete construction of its National Harbor Casino on the Potomac River in Prince George’s County containing approximately 3,600 slot machines and 140 table games in mid-2016. We believe these facilities in Maryland have adversely impacted Atlantic City casinos, including Tropicana AC, and that the addition of additional casinos in Maryland and table games at all Maryland casinos will present further competition to Atlantic City.
Delaware.    Tropicana AC competes with Delaware primarily for gaming customers from the southern New Jersey, southern Pennsylvania and Delaware regions. Three racetrack casinos are currently operating in Delaware: Delaware Park with approximately 2,500 slot machines and 88 table games, Dover Downs with 2,600 slot machines and 59 table games and Harrington with 1,800 slot machines and 41 table games. In June 2012, Delaware enacted legislation authorizing internet gaming to be conducted in the state and available to persons gambling within the state and any other state in which Delaware enters into a compact. Under the law which was implemented in 2013 online gaming (including multiple casino and poker game options) is now accessible through the websites of Delaware casinos with the internet gaming system being controlled and monitored by the Delaware State Lottery. In addition, Delaware is one of five states that is authorized to engage in sports betting under federal law. Although Delaware's legalized sports betting is limited to parlay wagering on National Football League games where bettors must win bets on multiple games, this form of wagering that is not available at Atlantic City casinos combined with the gaming options available at Delaware racetracks have adversely impacted Atlantic City casinos, including Tropicana AC.
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
Massachusetts. In addition to these markets, in 2011 the Commonwealth of Massachusetts enacted a law providing for three resort casinos to be constructed in the central, southeastern and western parts of the state, and for one slot parlor with a maximum of 1,250 slot machines and no table games. In 2012 Massachusetts formed a gaming commission and initiated a regulatory process for issuance of the Massachusetts gaming licenses that is expected to be completed in early 2014. Several major gaming companies have announced proposals for large projects in the Springfield, Massachusetts area. It is anticipated that a large casino facility constructed in the western part of Massachusetts in or near Springfield could draw customers from the New York metropolitan area that may have traditionally gambled in Atlantic City which could have a negative impact on Atlantic City casinos.
Central
Tropicana Evansville
As the only full service casino within an 85-mile radius of Evansville, Indiana, we believe Tropicana Evansville enjoys a prime location. Its nearest direct competitor, French Lick Casino, is located 85 miles to the northeast. Other casino competitors include: Horseshoe Southern Indiana located 115 miles east; Harrah's Metropolis located 140 miles southwest; and four casinos in the St. Louis, Missouri area located approximately 165 miles northwest. Indiana racino competitors include Indiana Live located 205 miles northeast; and Hoosier Park located 225 miles northeast.
Legislation to bring casino gambling to neighboring Kentucky has been intermittently introduced dating back to 1988. Now that Kentucky is bordered by five states with legalized gaming it may put additional pressure on the Kentucky legislature to legalize gaming. State leaders have debated for years whether Kentucky, a state with a long tradition of betting on horse races, can offer casino-style gambling at racetracks and new legislative initiatives have been announced from time to time. Although prior legislation to allow slots at the racetracks has thus far been unsuccessful, in July 2010 the Kentucky Horse Racing Commission (the "KHRC") approved regulations permitting Instant Racing to be operated by Kentucky's racetracks. Instant Racing, a game currently in use in Arkansas, allows players to bet on historical races that are chosen at random and shown on a video screen. Subsequently, the KHRC sought a ruling upholding its legal authority to adopt the regulations. In December 2010, a circuit judge ruled in favor of the KHRC. In 2012, the ruling was reversed and remanded to the Circuit Court by a Kentucky appeals court for further factual findings. The matter was argued before the Kentucky Supreme Court in August 2013, and a decision is expected in the near future. In the meantime, in 2012, Ellis Park, a thoroughbred racetrack in Henderson, Kentucky located approximately eight driving miles south of Tropicana Evansville, installed approximately 200 Instant Racing machines at its racetrack. The financial results of Tropicana Evansville could be adversely affected if Instant Racing at Ellis Park continues and is expanded, or if gaming is legalized in Kentucky.
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
MontBleu
The South Lake Tahoe area consists of five casino properties including MontBleu. Two Harrah's casino properties, Harvey's Resort Hotel and Harrah's Casino Hotel, are the largest competitors in this market. A third property, The Lakeside Inn, is primarily a casino catering to local residents with an attached motor lodge catering to overnight visitors. There are also three other casinos on the north shore of Lake Tahoe, which are approximately 25 miles from the South Lake Tahoe market. There are also numerous casinos located in Reno, Nevada, which is approximately 60 miles from South Lake Tahoe and several casinos located in Carson City, Nevada, which is approximately 30 miles from South Lake Tahoe. Gaming revenues in the South Lake Tahoe area are directly and adversely affected by the ongoing proliferation of Native American gaming in northern California. Native American casinos, including the Cache Creek in Brooks, Jackson Ranchero in Jackson, Thunder Valley Casino in Auburn and Red Hawk Casino located on Highway 50 in Placerville, the corridor from the San Francisco/Oakland

Bay Area leading into Lake Tahoe, vigorously compete for would-be South Lake Tahoe visitors from northern California and the Pacific Northwest.
South and other
Tropicana Greenville
Tropicana Greenville and Harlow's Casino are currently the only licensed riverboat gaming facilities in the Greenville, Mississippi market. Harlow's Casino opened in November 2007 with a total project cost of $70 million, and features more than 800 slot machines, 15 table games, 100 hotel rooms and dining facilities. In May 2012, Tropicana Greenville was expanded to include a new land-side casino floor featuring new gaming machines, an improved dining experience and other renovations to create a new and improved entertainment experience for customers in the Greenville region. As part of this project, the operations at Jubilee were consolidated into Lighthouse Point and the property was rebranded as Trop Casino Greenville. In September 2013 we commenced an expansion project at Tropicana Greenville consisting of approximately 14,000 square feet of gaming space, 140 covered parking spaces, 230 additional surface parking spaces and a planned 150 seat restaurant. Completion of the expansion project is expected to occur in late 2014. We intend to close the dockside riverboat facility in mid-2014 when business levels no longer require the additional gaming supply.
Several potential gaming sites still exist in or near Greenville, and from time to time potential competitors have proposed the development of additional casinos. To a lesser extent, the Greenville market also competes with the Vicksburg market which is 90 miles to the south and the Tunica, Mississippi market which is 115 miles to the northeast.
Belle of Baton Rouge
Belle of Baton Rouge is currently one of two licensed dockside riverboat gaming facilities operating in downtown Baton Rouge. Another gaming operator opened the L'Auberge Resort ("L'Auberge") in September 2012, located on 575 acres of land approximately eight miles southeast of downtown Baton Rouge with approximately 1,500 slot machines and 50 table games. Since opening, although L'Auberge has grown the market, it has had a material adverse effect on the downtown Baton Rouge riverboat casinos, including the Belle of Baton Rouge.
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
Violations of Gaming Laws
The gaming authorities in each of the jurisdictions in which our subsidiaries operate may also, among other things, limit, condition, suspend, or revoke a gaming license or approval to own the equity or joint venture interests of any of our operations in such licensing authority's jurisdiction for any cause deemed reasonable by such licensing authority. In addition, if our subsidiaries violate applicable gaming laws, their gaming licenses could be limited, conditioned, suspended, or revoked by gaming authorities, and we and any other persons and entities involved could be subject to substantial fines. Further, gaming authorities may appoint a supervisor or conservator to operate our gaming properties or, in some jurisdictions, take title to our gaming assets. Under certain circumstances, earnings generated during such appointment could be forfeited to the applicable state or states. Furthermore, violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions and, as a result, violations by us of applicable gaming laws in one jurisdiction could have a material adverse effect on all of our gaming operations. Finally, some gaming jurisdictions prohibit certain types of political activity by a gaming licensee, its directors, officers (with respect to corporations), managers (with respect to limited liability companies), and certain other key people. In Indiana, for example, a licensee or a person with an interest in a licensee is prohibited from making certain political contributions. A violation of such a prohibition may subject the offender to criminal charges and disciplinary action.
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
Tropicana Trademark
We along with certain entities that own Tropicana Las Vegas (“Tropicana LV”) are parties to a trademark Settlement Agreement (the “Settlement Agreement”) governing the respective rights of the parties to the “Tropicana” trademark. Pursuant to the Settlement Agreement, which became effective on September 28, 2011, the Tropicana LV entities, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive rights to use the names, trademarks, and/or service marks TROPICANA LAS VEGAS (or TROP LAS VEGAS) and TROPICANA LV (or TROP LV) (the “TLV Marks”, as defined in the Settlement Agreement) in conjunction with its services (“Services”, as defined in the Settlement Agreement) in the City of Las Vegas, Nevada and within a 50-mile radius of the front entrance of the Tropicana Las Vegas Hotel and Casino located at 3801 Las Vegas Boulevard South, Las Vegas, Nevada (the “TLV Territory”) along with certain rights to use the TLV Marks on the Internet without geographic limitation and to register the TLV Marks as domain names. TEI and its affiliates, subject to certain advertising exceptions and other terms and conditions set forth in the Settlement Agreement, have perpetual exclusive worldwide rights (excluding the TLV Territory) to use the TROPICANA and TROP Marks coupled with either a pre-existing identifier of its Services (such as "TROPICANA ENTERTAINMENT" or "TROP ADVANTAGE") or an accurate geographic identifier of the location of a Tropicana Entertainment property (other than LAS VEGAS or the name of any city within the TLV Territory) (the “TE Marks”) along with certain rights to use the TE Marks on the Internet without geographic limitation and to register the TE Marks as domain names.
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
Employees
As of December 31, 2013, we had approximately 6,300 employees and had collective bargaining agreements with several unions covering approximately 2,200 of those employees, substantially all of whom are employed at Tropicana AC, Belle of Baton Rouge and Tropicana Evansville. We periodically experience challenges in negotiating collective bargaining agreements with certain unions. In September 2011, a collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,000 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union. In 2012 there were certain labor disruptions at Tropicana AC related to several UNITE HERE Local 54 union protest rallies. We cannot assure that this situation will not result in additional labor disruptions at the property.
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
Risks Related to Our Business and Our Industry
We are pursuing, and may in the future pursue, expansion and acquisition opportunities and other strategic transactions that involve inherent risks, any of which may cause us to not realize anticipated benefits.
Our business strategy includes the consideration of expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically. For example, in August 2013, we entered into an agreement to purchase Lumiére for $260.0 million in cash, subject to adjustments, as discussed in Note 1 of the “Notes to Consolidated Financial Statements.” We may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, joint venture or other strategic transaction on acceptable terms. Our identification of suitable acquisition candidates and other strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing acquisitions or other strategic opportunities, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or other strategic opportunities, or that we will realize any anticipated benefits from acquisitions or other strategic opportunities. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Our failure to identify suitable acquisition or other strategic opportunities may restrict our ability to grow our business.

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
In 2010, Tropicana AC implemented a new marketing strategy to target high end table game players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table game hold percentage and differences in the odds for different table games. High end play has led and may in the future lead to greater fluctuations in our table game hold percentage and, as a result, we may experience greater revenue and earnings fluctuation between reporting periods due to this marketing strategy.
In recent years, competition in existing markets has intensified. For example, competition with the Atlantic City market has increased with Pennsylvania and Delaware commencing live table game operations in fiscal 2010; the opening of a new casino in a Philadelphia suburb in 2012 and the re-bidding of the second Philadelphia Category 2 license; three casinos currently operating in Maryland with plans for additional casinos to open in mid-2014 and mid-2016, and the addition of table games; two VLT casinos operating in the New York metropolitan area with up to an additional seven commercial gaming facilities and two additional VLT facilities planned for the eastern parts of New York in the coming years and a new competitor in Atlantic City that commenced operations in Spring 2012. In September 2012, competition in our Baton Rouge market increased with the opening of a new casino. In addition, our competitors have invested in expanding their existing facilities and developing new facilities. Our properties, on the other hand, historically have had more limited resources for capital expenditures and other improvements than many of our competitors. Our ability to invest in our properties going forward may continue to be constrained due to market conditions, and we may not be able to compete effectively with casinos that have been modernized or recently expanded.
This expansion of existing casino entertainment properties, the increase in the number of gaming opportunities, the potential emergence of legal internet gaming and the aggressive marketing strategies of many of our competitors has also increased competition in many markets in which we compete, and we expect this intense competition to continue.
If our competitors operate more successfully than we do, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if additional hotels and casinos are established in and around the locations in which we conduct business, or if on-line gaming is permitted and conducted in any of our markets, we may lose market share or the ability to attract or retain employees or customers. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could materially adversely affect our business, financial condition and results of operations.
We expect that competition from internet gaming will continue to grow and intensify.
We expect that we will face increased competition from internet gaming as the potential for legalized internet gaming continues to grow. There are current proposals to legalize internet gaming under federal law. Additionally, several states are currently considering legislation that would legalize internet gaming at the state level. As a result of the Justice Department's December 2011 opinion concerning the applicability of the Wire Act to internet gaming, certain states including Nevada, Delaware and New Jersey have moved forward with legislation to authorize various forms of intrastate internet gaming. Notably, in February 2013 Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow the state to enter into agreements with other states to create multi-state poker wagering, and in November 2013 New Jersey commenced intrastate internet gaming through Atlantic City casinos. The New Jersey law provides that licensed Atlantic City casinos including Tropicana AC may offer internet gambling games subject to regulations to be adopted by the NJDGE. The law provides for a 15% tax on internet gaming gross revenues and permits New Jersey to enter into agreements with other states to engage in multi-state internet wagering pools. The law has a 10 year sunset provision. A number of New Jersey casinos including Tropicana Atlantic City participate in intrastate Internet gaming. Our ability to compete in a marketplace containing multiple virtual casino platforms will depend on our ability to effectively market our internet gaming products to our customers in face of stiff competition as well as the availability of internet gaming in jurisdictions in which we operate casinos. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of recently announced U.S. Department of Justice positions related to the application of federal laws to intrastate internet gaming and initiatives in some states to consider legislation to legalize intrastate internet wagering. There are also proposals that would specifically legalize internet gaming under federal law.
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
Consumer demand for gaming, entertainment and amenities at casino and hotel properties, such as ours, is particularly sensitive to downturns in the local, regional or national economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the recent housing and credit crises, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual declines in disposable consumer income and wealth, the effect of the current economic environment and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for amenities that we offer.
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
In the past, we have experienced management changes in several key areas including marketing and human resources. In addition, in May 2012, Anthony P. Rodio assumed the position of President and Chief Executive Officer replacing Daniel A. Ninivaggi, the President and Chief Executive Officer of Icahn Enterprises who had been serving as our Interim President and Chief Executive Officer. We intend to continue to focus on strengthening our management team. However, we cannot assure that we will be successful. In addition, turnover in our management team could have a negative impact on our performance and results of operations.
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
In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations affecting businesses in general. We operate hotels, restaurants, entertainment facilities, parking garages, swimming pools, riverboats and other facilities connected with our core gaming business. Many of these activities are subject to federal, state and local laws and regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, in July 2006, New Jersey gaming properties, including Tropicana AC, were required to temporarily close their casinos for three days, resulting in a loss of revenues, as a result of a New Jersey statewide government shutdown that affected certain New Jersey state employees required to be at casinos when they are open for business. Any cessation of operations as a result of a government shutdown or similar events resulting from laws and regulations affecting businesses could materially adversely affect our business, financial condition and results of operations.
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
Natural disasters, such as hurricanes, floods, fires and earthquakes could adversely affect our businesses and operating results. Hurricanes are common to the areas in which our Louisiana and Mississippi properties are located and the severity of such natural disasters is unpredictable. In October 2012 Hurricane Sandy resulted in the mandatory closure of our Tropicana Atlantic City property for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets, including New Jersey, New York and Pennsylvania resulted in long term business interruption that continued into 2013 and materially affected operating results. Likewise, in August 2011 Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximately three-day closure of our Tropicana AC property, adversely affecting our operating results. In May 2011 both of our properties in Greenville, Mississippi - Lighthouse Point and Jubilee - were closed for approximately 29 days as a result of Mississippi River flooding that caused substantial damage at our Lighthouse Point property and adversely affected our operating results at our Greenville facilities. Likewise, in August 2012 our property in Louisiana was forced to temporarily close for approximately 2 days as a result of Hurricane Isaac. We cannot predict the impact that any future natural disasters will have on our ability to maintain our customer base or to sustain our business activities.
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
All of our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as result of casualty, forces of nature, mechanical failure, or extended or extraordinary maintenance, among other causes. In addition, our gaming operations, particularly those conducted on riverboats or at dockside facilities, could be damaged or halted due to extreme weather conditions. In October 2012 Hurricane Sandy resulted in the mandatory closure of our Tropicana Atlantic City property for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania has resulted in long term business interruption that continued into 2013 and materially affected operating results. Likewise, in August 2011 Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximately three-day closure of our Tropicana AC property, adversely affecting our operating results. In May 2011 both of our properties in Greenville, Mississippi - Lighthouse Point and Jubilee - were closed for approximately 29 days as a result of Mississippi River flooding that caused substantial damage at our Lighthouse Point property and adversely affected our operating results at our Greenville facilities. Likewise, in August 2012 our property in Louisiana was forced to temporarily close for approximately 2 days as a result of Hurricane Isaac. Each of our riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The U.S. Coast Guard requirements establish standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.
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
U.S. Coast Guard regulations also require certain of our properties to prepare and follow certain security programs. In the first quarter of 2003, Tropicana Evansville implemented the American Gaming Association's Alternative Security Program at its riverboat casino. In November 2012, the Indiana Gaming Commission approved Tropicana Evansville to convert from a self-propelled riverboat to a permanently moored craft designation, contingent on successful completion of an emergency drill package to be approved by American Bureau of Shipping (ABS) and the addition of an additional passenger egress before the next annual inspection of the vessel (October 2013). In December 2012, the United States Coast Guard relinquished regulatory oversight of the Tropicana Evansville vessel after successful completion of the ABS drills, negating the requirement for the Alternative Security Program. Belle of Baton Rouge applies a customized alternative security program. The American Gaming Association's Alternative Security Program is specifically designed to address maritime security requirements at riverboat casinos and their respective dockside facilities. Changes to these regulations could adversely affect our business, financial condition and results of operations.
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
We were formed pursuant to the Plan to acquire and operate Tropicana AC and certain assets of the Predecessors. We operate our business with a different capital structure than the Predecessors and we own fewer total casinos. Most significantly, we do not own or control Tropicana LV and Tahoe Horizon. The Restructuring Transactions resulted in us becoming a new reporting entity and adopting fresh-start reporting in accordance with accounting guidance on reorganizations. As required by fresh-start reporting, we have caused the Predecessors' assets and liabilities to be adjusted to fair value, and certain assets and liabilities not previously recognized in the Predecessors' financial statements have been recognized under fresh-start reporting. The Plan was consummated and became effective on March 8, 2010 and fresh-start reporting was adopted on March 8, 2010. Our financial statements included in this Annual Report on Form 10-K give effect to adjustments in the carrying values of assets or liabilities that were recorded upon implementation of the Plan under fresh-start reporting rules. Accordingly, our financial condition and results of operations from and after the Effective Date are not comparable to the financial condition and results of operations reflected in the Predecessors' and Tropicana AC's historical financial statements.
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
As of December 31, 2013, we had total indebtedness of approximately $299.3 million, which consists primarily of our New Term Loan Facility. Circumstances may arise that could cause us to become overleveraged, which could have significant negative consequences, including:

•	we may be vulnerable to a downturn in the markets in which we operate or a downturn in the economy in general;

•
we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would limit our ability to use cash flows to fund working capital, capital expenditures, and other general corporate requirements;

•	we may be limited in our flexibility to plan for, or react to, changes in our businesses and the industry in which we operate or entry of new competitors into our markets;

•	we may be placed at a competitive disadvantage compared to our competitors that have less debt;

•	we may be limited in borrowing additional funds; and

•	we may have difficulties in satisfying our obligations under our current indebtedness, including the New Term Loan Facility.

A significant portion of our indebtedness is subject to floating interest rates, which may expose us to higher interest payments.
A substantial portion of our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of December 31, 2013, approximately $299.3 million of our indebtedness, which represents the outstanding balance under our New Term Loan Facility, was subject to floating interest rates. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.
Our indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.
Our indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness. The terms of the New Term Loan Facility require us to comply with a senior secured net leverage ratio. The New Term Loan Facility contains mandatory prepayment provisions from proceeds received by us and our subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). In addition, other covenants in the New Term Loan Facility may restrict our flexibility. Such covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our business, results of operations and financial conditions. Additionally, there may be factors beyond our control that could affect our ability to meet debt service requirements. Our ability to meet debt service requirements will depend on our future performance and our ability to sustain sales conditions in the markets in which we operate, the economy generally, and other factors that are beyond our control. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure that our businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.
Risks Related to Our Common Stock
Mr. Carl C. Icahn exerts significant influence over us and his interests may conflict with the interest of our other stockholders.
Mr. Carl C. Icahn, the chairman of our board of directors, controlled approximately 67.9% of the outstanding shares of our common stock as of December 31, 2013. Mr. Icahn is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board and stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financings. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire, a majority of our outstanding common stock, which may decrease the value of shares held by other stockholders. Entities affiliated with Mr. Icahn hold financial interests that may be competitive to us. For example, entities affiliated with Mr. Icahn are lenders to Trump Entertainment Resorts, Inc.
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
Our shares of common stock are currently traded on the OTCQB Market. Many institutional investors have investment policies which prohibit them from trading in stocks on the OTCQB Market. As a result, stocks traded on the OTCQB Market generally have a more limited trading volume and exhibit a wide spread between the bid/ask quotations than stock traded on national exchanges.
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
Central
Tropicana Evansville is a riverboat casino, hotel and entertainment complex situated on approximately 20 acres along the Ohio River in Evansville, Indiana. We own the riverboat along with 10 acres and the remaining 10 acres are leased from the City of Evansville. Under the terms of the lease, we may extend the lease term through November 30, 2040 by exercising up to seven five-year renewal options. In March 2010, we amended the Tropicana Evansville land lease and exercised its second of seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, we are required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent is equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million, plus 12% of the AGR in excess of $100 million. In accordance with the lease renewal we paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015. In addition, per the terms of the lease, the Company constructed a pedestrian bridge to Tropicana Evansville as a leasehold improvement. The bridge opened in April 2012.

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
Belle of Baton Rouge is a dockside riverboat situated on approximately 23 acres on the Mississippi River in Baton Rouge, Louisiana. We lease certain land and buildings under separate leases, with annual payments of $0.2 million. In addition, we lease a parking lot with annual base rent of $0.4 million, plus 0.94% of annual Adjusted Gross Revenue in excess of $45.0 million but not to exceed $80.0 million through August 2015.
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
ITEM 3.    LEGAL PROCEEDINGS.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying balance sheet as of December 31, 2013 and December 31, 2012. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the Chapter 11 Cases, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011 and the parties are awaiting the Court's decision regarding these motions.

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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which was denied. In September 2012, Aztar filed an appeal of the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division. In September 2013, the Superior Court of New Jersey, Appellate Division denied Aztar's appeal substantially for the reason set forth in the Court's decision. Aztar has filed a Petition for Certification to the New Jersey Supreme Court, which petition is pending. Any recovery obtained by Aztar in this action will be recoverable by the Company as the current owner of Tropicana AC.
Nevada Use Tax Refund Claims
On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the "Sparks Decision"), that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from both sales and use tax. The Predecessors had previously paid use tax on food purchased for subsequent use in complimentary and employee meals at our Nevada casino properties and subsequently filed refund claims for the periods from February 2000 through March 2008 ("Predecessor Refund Claims").
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
In May 2013, the Department, the Commission and the Company (among others) entered into a settlement agreement (the “Settlement”) to resolve the Predecessor Refund Claims and the Company Exemption Claims. Pursuant to the Settlement, the Company will receive partial refunds and tax credits in the amount of approximately $1.1 million related to the Predecessor Refund Claims. The Settlement was contingent upon enactment of legislation by the State of Nevada (“Assembly Bill 506”) that clarified that food, meals and non-alcoholic beverages provided on a complimentary basis to employees, patrons or guests of a retailer are not subject to sales or use tax. Assembly Bill 506 was enacted in June 2013. As a result of the Settlement, the Company reversed accrued sales and use taxes of $0.5 million and recognized the adjustment as a reduction to general and administrative expenses.
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
Tropicana AC Tax Appeal Settlement
In January 2013 we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC was to receive a $49.5 million refund in the form of credits against annual real estate tax bills beginning in 2013 and ending in 2017. In addition, under the terms of the settlement, Tropicana AC was assessed at $700 million in 2013 and will be assessed at $680 million in 2014. The credits were to be front-loaded in 2013 and 2014 so that after the credits were applied, Tropicana AC paid $1.8 million in taxes in 2013. We utilized $16.0 million of credits as a reduction to operating expenses in the year ended December 31, 2013. In addition, we expensed $4.1 million in professional fees related to this settlement in the year ended December 31, 2013. In January 2014, we received $31.7 million in cash as payment to satisfy future credits.
Indiana Gross Income Tax Appeals
In October 2012 we partially settled gross income tax litigation pending with the State of Indiana related to our Predecessor, Aztar Missouri Gaming Corporation (“AMO”). Pursuant to the settlement we received a refund in the approximate amount of $3.8 million attributed to AMO's overpayment of gross income tax for the tax years 2004 through 2007. Gross income tax refund claims involving our Predecessor, Aztar Indiana Gaming Corporation (“AIN”), for the same tax years as well as gross income tax assessments involving AIN for the tax year 2008 remain in litigation.
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

	High	Low
2013
First Quarter	$16.00	$13.40
Second Quarter	$16.00	$14.50
Third Quarter	$15.87	$14.15
Fourth Quarter	$19.98	$15.65
2012
First Quarter	$17.00	$14.00
Second Quarter	$16.00	$11.75
Third Quarter	$14.49	$13.01
Fourth Quarter	$15.30	$12.25
Holders
As of February 20, 2014, there were 34 holders of record of our common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the period covered by this annual report there were no open market purchases of our common stock by an “affiliated purchaser” as such term is defined in Rule 10b-18(b)(3) under the Exchange Act. We did not repurchase any shares of our common stock during the period covered by this annual report.
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

Stock Performance Graph
The graph below compares the cumulative total return on our common stock to the cumulative total return of the Dow Jones US Casino Index and the Russell 2000 Index for the period from November 15, 2010, the date our common stock began trading on the OTCQB Market, through December 31, 2013. The performance graph assumes that $100 was invested on November 15, 2010 in each of the Company's common stock, the Dow Jones US Casino Index and the Russell 2000 Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

Total Return Performance
200
180
160
140
120
100
80
Index Value
11/15/10
12/31/10
12/31/11
12/31/12
12/31/13
Period Ending
Tropicana Entertainment Inc.
Dow Jones US Casino Index
Russell 2000 Index

	Cumulative Total Return
	11/15/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Tropicana Entertainment Inc.	$100.00	$108.93	$117.79	$95.71	$125.00
Dow Jones US Casino Index	$100.00	$100.59	$93.11	$101.40	$171.02
Russell 2000 Index	$100.00	$108.85	$102.91	$117.98	$161.63

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.    SELECTED FINANCIAL DATA
The selected financial data presented below has been derived from the data of the Company as of and for the years ended December 31, 2013, 2012 and 2011 and for the period from March 8, 2010 through December 31, 2010 (the "Successor Period") and the data of the Predecessors for the period from January 1, 2010 through March 7, 2010 (the "Predecessor Period") and as of and for the year ended December 31, 2009. The selected financial data of the Company presented below has been derived from the audited financial statements of the Company as of December 31, 2013, 2012 and 2011 included elsewhere in the Annual Report on Form 10-K. The selected financial data of the Successors for the Successor Period has been derived from the audited financial statements of the Successors not included in this Annual Report on Form 10-K. The selected financial data of the Predecessors presented below as of and for the Predecessor Period and for the year ended December 31, 2009 has been derived from the audited financial statements of the Predecessors not included in this Annual Report on Form 10-K. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The historical results set forth below do not indicate results expected for any future periods. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.
Selected Financial Data—Tropicana Entertainment Inc.

	Successor (a)				Predecessors
	Year ended December 31,			Period from March 8, 2010 through December 31, 2010	Period from January 1, 2010 through March 7, 2010
	2013	2012	2011
						Discontinued Operations (b)
(in thousands, except per share data)	TEI	TEI	TEI (b)	TEI (b)	TEH (a)	CP Vicksburg	JMBS Casino
Income Statement Data:
Net revenues	$557,667	$593,358	$600,034	$517,316	$58,721	$1,271	$3,552
Operating income (loss) (c)	42,763	53,005	39,447	7,924	4,288	(874)	933
Income (loss) from continuing operations, including noncontrolling interest (d)	21,847	20,910	1,319	(15,213)	2,110,298	2,287,351	2,267,643
Income (loss) from continuing operations, attributable to Tropicana Entertainment Inc.	21,847	20,910	1,319	(15,093)
Basic and Diluted Earnings Per Share:
Income (loss) from continuing operations, attributable to Tropicana Entertainment Inc. per share	$0.83	$0.79	$0.05	$(0.57)
Balance Sheet Data (as of period end) (e):
Total assets	$1,043,621	$900,900	$821,554	$848,892
Total debt	297,771	170,754	94,087	109,477
Total shareholders' equity	614,125	596,022	582,565	585,397
_______________________________________________________________________________

(a)
During 2013, the Company entered into an agreement to sell River Palms and subsequently elected to terminate the agreement to sell River Palms, effective immediately, pursuant to the terms of the agreement. The Company is actively marketing this property for sale and continues to classify River Palms as an asset held for sale. Prior periods have been reclassified to conform to the new presentation. This reclassification had no impact on previously reported net income (loss).

(b)
During 2010, CP Vicksburg, a former wholly owned subsidiary of the Company, entered into an agreement to sell substantially all of the assets and certain liabilities associated with the operation of the Horizon Vicksburg, a transaction which closed in March 2011. Accordingly, the results of operations for Horizon Vicksburg are presented as discontinued operations for the Successor Period. In addition, CP Vicksburg is one of our Predecessors. We are required to report the historical results of our Predecessors and accordingly have presented CP Vicksburg as discontinued operations in our selected financial data.

(c)
During 2013, we recognized an impairment loss of $0.4 million related to damage to our Jubilee barge. During 2012, we recognized an impairment loss of $1.8 million related to our intangible assets and a gain of $4.3 million on insurance recoveries. During 2011, we recognized an impairment loss of $0.3 million related to our intangible assets. During the Successor Period, we recognized an impairment loss of $19.0 million related to our intangible assets and $1.7 million related to our goodwill.

(d)
During the years ended December 31, 2013, 2012 and 2011, we recognized $4.9 million, $12.8 million and $2.4 million, respectively in losses on debt retirement. During the Predecessor Period, reorganization items and fresh-start adjustments were a gain of $2.1 billion, $2.3 billion and $2.3 billion at TEH, CP Vicksburg and JMBS Casino, respectively. These amounts primarily represent non-cash charges related to the adoption of fresh-start reporting as of the Effective Date.

(e)
Upon the Effective Date and following the completion of the Restructuring Transactions, we adopted fresh-start reporting in accordance with accounting guidance on reorganizations. As a result, the value of the Predecessors' assets, including intangible assets, and liabilities has been adjusted to their fair values.

Selected Financial Data—Predecessors

	Predecessors
	Year Ended December 31, 2009
		Discontinued Operations (a)
(in thousands)	TEH	CP Vicksburg	JMBS Casino
Income Statement Data:
Net revenues	$325,189	$12,448	15,694
Operating loss (b)	(144,473)	(7,274)	1,281
Loss from continuing operations, including noncontrolling interest (c)	(180,282)	(15,097)	(6,322)
Balance Sheet Data (as of period end):
Total assets	$818,212	$16,731	34,969
Total debt (excluding related party)	2,354,929	—	—
Total members' deficit	(1,823,939)	(2,283,246)	(2,258,208)

_______________________________________________________________________________

(a)
During 2010, CP Vicksburg entered into an agreement to sell substantially all of the assets and certain liabilities of the Horizon Vicksburg. Accordingly, the results of operations for Horizon Vicksburg are presented as discontinued operations. We are required to report the historical results of our Predecessors and accordingly have presented CP Vicksburg as discontinued operations in our selected financial data.

(b)
Tropicana AC, held by the interim casino authorization trust (the "Trust"), was presented as a beneficial interest in Trust in TEH's balance sheets as of December 31, 2009. TEH's cost basis investment in Tropicana AC was adjusted to fair value which resulted in an impairment charge of $154.3 million during the year ended December 31, 2009.

(c)	During the year ended December 31, 2009, TEH recorded $27.0 million in reorganization items as a result of the Chapter 11 Cases.
During the year ended December 31, 2009, CP Vicksburg and JMBS Casino each recorded $8.0 million in non-cash loss related to the guarantee of TEH's debt which was in default as a result of the New Jersey Casino Control Commission's denial of TEH's qualification as a holding company for Tropicana AC.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of December 31, 2013, our properties collectively included approximately 314,000 square feet of gaming space with 6,500 slot machines, 210 table games and 5,000 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. Our operations by region include the following:

•	East—Tropicana AC located in Atlantic City, New Jersey;

•	Central—Tropicana Evansville located in Evansville, Indiana;

•	West—Tropicana Laughlin located in Laughlin, Nevada; and MontBleu located in South Lake Tahoe, Nevada; and

•	South and other—Belle of Baton Rouge located in Baton Rouge, Louisiana; Tropicana Greenville located in Greenville, Mississippi; and Tropicana Aruba located in Noord, Aruba.

In addition we own River Palms located in Laughlin, Nevada, which is presented as discontinued operations in the accompanying financial statements and is not included in management's discussion and analysis of financial condition and results of operations. In April 2013, we entered into an agreement to sell substantially all of the assets and certain liabilities associated with the operation of River Palms. In October 2013, we notified the buyers that we had elected to terminate the agreement to sell River Palms, effective immediately, pursuant to the terms of the agreement. We continue to classify River Palms as an asset held for sale and are actively marketing this property for sale.
We are a Delaware corporation that was formed on May 11, 2009 to acquire certain assets of TEH and certain of its subsidiaries pursuant to the Plan. We also acquired CP Vicksburg (which we sold in March 2011), JMBS Casino and Realty, all of which were part of the Plan. In addition, we acquired certain assets of Adamar, an unconsolidated subsidiary of TEH, including Tropicana AC.
The Restructuring Transactions were consummated and became effective on the Effective Date, March 8, 2010, at which time we acquired Tropicana AC and several of the Predecessors' gaming properties and related assets. Prior to the Effective Date, we conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities. The results of operations of Tropicana AC are included from the Effective Date.
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
Results of Operations
Our financial results are highly dependent upon the number of customers that we attract to our facilities and the amounts those customers spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the discretionary spending of our customers, competitive factors, gaming tax increases and other regulatory changes, the opening or acquisition of new gaming operations, the negative impact the Predecessors' bankruptcy filings had on our facilities, our ability to reinvest in our properties, potential future exposure for liabilities of the Predecessors that we assumed, our limited operating history, and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Historically, our operating results are the strongest in the third quarter and the weakest in the fourth quarter. In addition, weather and long-weekend holidays affect our operating results.
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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Lumiére Place. In August 2013, we entered into an agreement to purchase Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumiére") for $260.0 million in cash, subject to adjustments. The transaction is subject to various conditions, including, among others, regulatory approvals from the Missouri Gaming Commission and the U.S. Federal Trade Commission (the “FTC”). FTC approval was received in January 2014. The transaction is expected to close in early 2014, although we can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.

•
Tropicana AC.  In addition to its traditional guests, one of Tropicana AC's marketing strategies was to target high end table game players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table game hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table game hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods due to this marketing strategy. For the year ended December 31, 2013, the table game hold decreased 0.5 percentage points at Tropicana AC when compared to the same period in the prior year. For the year ended December 31, 2012, the table game hold decreased 1.5 percentage points at Tropicana AC when compared to the year ended December 31, 2011. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•
Atlantic City Market. In October 2012, Superstorm Sandy forced a city-mandated closure of all casinos in Atlantic City for approximately five days. Although Tropicana AC did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets, including New Jersey, New York and Pennsylvania, resulted in long term business interruption that continued into 2013 and materially and adversely affected our operating results in fourth quarter 2012 and early 2013. We have filed a claim with our insurance carriers relating to business interruption as a result of Superstorm Sandy. Recoveries, if any, under these policies will be net of applicable deductibles. In addition to Superstorm Sandy, competitive pressure in Atlantic City and the regional market continues to adversely affect Tropicana AC. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 6.2% and 8.0% for the years ended December 31, 2013 and 2012, respectively. In January 2014, the Atlantic Club Casino, one of our competitors, ceased operations and Tropicana AC purchased various gaming equipment and the casino's patron database for $9.1 million.

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "New Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "New Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the New Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the New Term Loan Facility accrue interest at a floating rate which was 4.00% as of December 31, 2013. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the existing Term Loan Facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest. We also recognized a $4.9 million loss on debt retirement which included the write-off of unamortized debt issuance costs and discounts during the year ended December 31, 2013.

In March 2012, we entered into the credit facilities (the "Credit Facilities"), which consisted of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million issued at a discount of 2% (the "Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the Term Loan Facility required quarterly principal payments of $437,500 through December 2017 with the remaining outstanding amounts due on March 16, 2018, the maturity date. The obligations under the Term Loan Facility accrued interest at a floating rate which was no less than 7.50% as defined in the agreement. A portion of the net proceeds from the Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. We recognized a $12.8 million loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts during the year ended December 31, 2012. An entity affiliated with Carl C. Icahn, the chairman of our board of directors and, through Icahn Enterprises, our principal beneficial stockholder, was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility. In addition, another entity affiliated with Mr. Icahn was the administrative agent and collateral agent under the Exit Facility.
Our interest expense was $14.3 million and $17.2 million for the years ended December 31, 2013 and 2012, respectively, which includes amortization of the related debt discount and debt issuance costs of $1.3 million and $3.3 million for the years ended December 31, 2013 and 2012, respectively.
On December 29, 2009, we entered into a credit facility (the "Exit Facility"), which consisted of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Exit Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Exit Revolving Facility"). The Exit Facility would have matured on March 8, 2013. The Exit Term Loan Facility required principal payments of $1.3 million annually on March 8, 2011 and 2012. The Exit Revolving Facility did not generally require principal payments prior to the maturity date. All amounts outstanding under the Exit Facility accrued interest at a rate per annum of 15%. On the Effective Date, the proceeds of the Exit Term Loan Facility were used to repay certain indebtedness, including the TEH's $65 million post-petition, debtor-in-possession financing (the "DIP Credit Facility"), to pay Bankruptcy Court-approved administrative claims and expenses, to provide for working capital, to pay fees and expenses related to the Exit Facility and for other general corporate purposes. As a result of entering into the Exit Facility, our interest expense was $32.4 million for the year ended December 31, 2011, which includes $12.8 million of amortization of the related debt discount, Penny Warrants and debt issuance costs. In addition to our scheduled principal payment in March 2011, we made a $25.0 million prepayment on our Exit Facility in December 2011 reducing the principal amount due on this loan, and recognized a $2.4 million loss related to that prepayment.

•
Insurance recoveries. We filed claims with our insurance carriers for our Mississippi properties under our property and business interruption policies in July 2011 related to flooding damage suffered at those properties. In 2012, the filed claims were substantially finalized resulting in a gain of $4.3 million, net of expenses and write-downs. In 2013, we filed claims with our insurance carriers related to damages sustained to the Jubilee barge from a high-wind storm, recognized a $0.4 million impairment charge and received $0.7 million in insurance proceeds. In 2014, we settled the filed claims related to the Jubilee barge for $5.9 million and have received the remaining $5.2 million in proceeds related to this claim which will be recognized as a gain in the first quarter of 2014.

•
Impairment Losses.  In 2012, management reviewed the favorable lease intangible assets at Tropicana AC and recognized a $1.8 million impairment due to certain original tenant leases being terminated early. As a result of our annual impairment testing in the fourth quarter of 2011, we recognized impairment charges and other write-downs of $0.2 million, primarily related to a $0.3 million impairment of the "Tropicana" trade name. The impairment was driven by reduced revenue and cash flow projections.

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

•
Cost Efficiencies.  As a result of economic conditions, we continue to focus on efficiency initiatives. These cost saving initiatives include decreased payroll and benefits expense related to our company-sponsored health insurance plans.

•
Tropicana Greenville.  In April 2012 we closed the Jubilee riverboat facility and in May 2012 consolidated its operations with Tropicana Greenville. Also, both Greenville properties were closed for 29 days during the year ended December 31, 2011 as a result of Mississippi River flooding.

•
Tropicana Aruba.   We opened a temporary casino at Tropicana Aruba in December 2011 and we are considering development of a permanent casino. However, our development plans have not been finalized and we may decide not to proceed.

•
Discontinued Operations.  In April 2013, we entered into an agreement to sell substantially all of the assets and certain liabilities associated with the operation of River Palms. In October 2013, we notified the buyers that we had elected to terminate the agreement to sell River Palms, effective immediately, pursuant to the terms of the agreement. River Palms is presented as discontinued operations in the accompanying financial statements and is not included in management's discussion and analysis of financial condition and results of operations. We continue to actively market this property for sale.

In December 2010, CP Vicksburg, a former wholly owned subsidiary, entered into an agreement with Delta Investments & Development, LLC ("Delta") to sell substantially all of the assets associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash and the assumption by Delta of certain liabilities associated with Horizon Vicksburg. The transaction closed in March 2011, resulting in a gain of $1.0 million, which is included in the loss from discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2011.
Year ended December 31, 2013 compared to year ended December 31, 2012
The following table presents detail of our net revenues (in thousands):

	Year ended December 31,
	2013	2012
Revenues:
Casino	$439,929	$479,300
Room	88,277	89,815
Food and beverage	75,847	80,644
Other	22,058	23,190
Gross revenues	626,111	672,949
Less promotional allowances	(68,444)	(79,591)
Net revenues	$557,667	$593,358

The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Year ended December 31,
	2013	2012
Net revenues:
East	$244,471	$264,037
Central	120,459	122,502
West	101,769	101,087
South and other	90,968	105,732
Corporate	—	—
Total net revenues	$557,667	$593,358
Operating income:
East	$11,188	$2,059
Central	27,977	27,002
West	11,467	12,676
South and other	4,748	20,413
Corporate	(12,617)	(9,145)
Total operating income	$42,763	$53,005
Operating income margin(a):
East	4.6%	0.8%
Central	23.2%	22.0%
West	11.3%	12.5%
South and other	5.2%	19.3%
Total operating income margin	7.7%	8.9%
_______________________________________________________________________________

(a)	Operating income margin is operating income as a percentage of net revenues.
Net Revenues
In the East region, net revenues were $244.5 million for the year ended December 31, 2013, a decrease of $19.6 million, or 7.4%, compared to the year ended December 31, 2012. The net revenue decreases for Tropicana AC are a result of the increased competition in Atlantic City and the regional market, including a full year of operations at an additional competitor that opened in May 2012, coupled with the lingering effects of Superstorm Sandy. Tropicana AC's net revenues for the current year period decreased from the prior year period primarily due to a $17.7 million decrease in casino revenues. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 6.2% in the year ended December 31, 2013. Tropicana AC casino revenues decreased primarily due to 17.3% lower table game volumes, including lower volumes of high-end play, and 7.1% lower slot volumes for the year ended December 31, 2013 compared to the year ended December 31, 2012. Net revenues for our hotel and other amenities also decreased due to lower customer volume in the year ended December 31, 2013. The average daily room rate remained flat at $86 for the year ended December 31, 2013 and 2012. The occupancy rate for the year ended December 31, 2013 was 72%, down from 77% for the prior year period.
In the Central region, net revenues were $120.5 million for the year ended December 31, 2013, a decrease of $2.0 million, or 1.7%, compared to the year ended December 31, 2012, primarily due to reduced customer volumes. Unfavorable weather conditions and increased competition impacted Tropicana Evansville during the year ended December 31, 2013. A nearby horse track began operating 200 instant race machines in September 2012, which continues to negatively impact customer volume. Casino revenues in the Central region decreased compared to the prior year period primarily due to a 2.1% decrease in slot volumes and relatively flat table game volumes and hold percentages. The occupancy rate for the year ended December 31, 2013 at Tropicana Evansville was 69%, a decrease from 72% for the year ended December 31, 2012. This decrease reflects lower customer visitation due to unfavorable weather conditions in the current period compared to the prior year period. The average daily room rate at Tropicana Evansville was $93 for the year ended December 31, 2013, compared to $87 for the year ended December 31, 2012. Tropicana Evansville completed a room renovation at the end of 2012 which contributed to the increased room rates in the year ended December 31, 2013.
In the West region, net revenues were $101.8 million for the year ended December 31, 2013, an increase of $0.7 million, or 0.7%, compared to the year ended December 31, 2012. The increase in the West region was primarily driven by increases in hotel and food and beverage revenues. Casino revenues in the West region were relatively flat due to a 0.1% increase in slot volumes and a favorable change in the slot hold percentage, offset by increased promotional slot play, a lower table game hold percentage and a 0.4% decrease in table game volumes. Promotional slot play represents incentives offered to our customers which are netted against revenue. At MontBleu, net revenues increased $1.0 million due to increased customer visitation and a 2.4 percentage point increase in hotel occupancy for the year ended December 31, 2013. Net revenues at Tropicana Laughlin declined $0.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Net revenues and volumes in the Laughlin market continue to be negatively impacted by the declining casino revenue in that market. The average daily room rate for the West region was $50 for the year ended December 31, 2013, compared to $48 for the year ended December 31, 2012. The occupancy rate for the years ended December 31, 2013 and 2012 at our properties in the West region was 53% and 52%, respectively.
In the South and other region, net revenues were $91.0 million for the year ended December 31, 2013, a decrease of $14.8 million, or 14.0%, compared to the year ended December 31, 2012. Casino revenues for the South and other region decreased $19.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Net revenues at the Belle of Baton Rouge decreased $13.8 million from the prior year primarily due to a 18.7% decrease in slot volumes and a 30.1% decrease in table game volumes, slightly offset by improved slot hold percentages. Decreases in slot and table game volumes from the comparable prior year period are primarily attributed to a new competitor, which opened in Baton Rouge in September 2012. Tropicana Greenville's net revenues decreased $1.4 million primarily due to lower slot and table game volumes. Increased hotel occupancy at Tropicana Aruba contributed to an increase of $0.5 million in net revenues during the year ended December 31, 2013. The occupancy rate at our properties in the South and other region was 70% and 61% for the years ended December 31, 2013 and 2012, respectively. The average daily room rate for the South and other region was $72 and $85 for the years ended December 31, 2013 and 2012, respectively. The decreased room rates are primarily attributable to our Baton Rouge property where the prior year rates were higher than normal due to the impact of the United States Bowling Conference holding their national bowling tournament in Baton Rouge from February to July 2012.
Operating Income
In the East region, the operating income for the year ended December 31, 2013 was $11.2 million, compared to $2.1 million for the year ended December 31, 2012. The operating income in the East region increased compared to the prior year primarily due to a favorable real estate tax settlement as well as decreased operating costs and payroll costs consistent with lower customer volumes for the year ended December 31, 2013 compared to the prior year period. The real estate tax settlement resulted in a $25.5 million reduction in real estate tax expense during 2013 which consisted of a $9.5 million reduction in taxes due to a reduction of our current assessed property value and $16.0 million of credits applied to our current year's tax assessment. This reduction was partially offset by $4.1 million in professional fees related to the settlement at Tropicana AC for the year ended December 31, 2013 compared to the prior year period. Additionally, in the year ended December 31, 2012, Tropicana AC recognized a $1.8 million impairment charge related to its favorable lease intangible assets.
Under the terms of the real estate tax settlement, Tropicana AC was to receive a $49.5 million refund in the form of credits against annual real estate tax bills beginning in 2013 and ending in 2017. In 2013, we recognized $16.0 million of credits related to this settlement and paid $1.8 million in real estate taxes. In January 2014, we received $31.7 million in cash as payment to satisfy future credits.
In the Central region, the operating income for the year ended December 31, 2013 was $28.0 million, a $1.0 million increase compared to the year ended December 31, 2012. The increase in operating income is primarily attributable to decreased payroll costs and decreased operating expenses consistent with lower customer volumes during the year ended December 31, 2013. Also, beginning in May 2013, the Central region benefited from new legislation allowing casinos to exclude a portion of slot free play revenue from their Adjusted Gaming Revenue ("AGR" as defined by the Indiana Gaming Code) which is also the basis for calculating the rental expense of our Tropicana Evansville land lease. This new definition of AGR resulted in lower gaming taxes and lower rental expense during the year ended December 31, 2013.
In the West region, the operating income for the year ended December 31, 2013 was $11.5 million, a $1.2 million decrease compared to the year ended December 31, 2012. The decrease in operating income is mainly attributable to increased advertising and promotional spending partially offset by a favorable sales and use tax settlement during the year ended December 31, 2013. Additionally, the West region properties realized a $1.0 million increase in depreciation and amortization expense related to new capital projects during the December 31, 2013.
In the South and other region operating income for the year ended December 31, 2013 was $4.7 million, a $15.7 million decrease compared to the year ended December 31, 2012. This decrease is primarily due to the net revenue decreases discussed above, partially offset by decreased payroll costs and decreased operating expenses consistent with lower customer volumes during the year ended December 31, 2013. The decreased operating income for the current period compared to prior year period also relates to a gain on insurance recoveries of $4.3 million, net of expenses and write-downs, in the year ended December 31, 2012. Additionally, the South and other region properties realized a $0.5 million increase in depreciation and amortization expense related to new capital projects.
Corporate expenses were $12.6 million for the year ended December 31, 2013, a $3.5 million increase from the year ended December 31, 2012, driven by a $3.8 million refund of Predecessor administrative tax claims in 2012 partially offset by a one-time charge in June 2012 for terminating our previous corporate office lease and moving to a less expensive location. During 2013 we recorded favorable tax settlements related to certain of our Predecessor entities as well as increased professional fees associated with our proposed acquisition of Lumiére which was announced in August 2013. The Lumiére transaction is subject to various conditions, including, among others, regulatory approvals from the Missouri Gaming Commission and the FTC. FTC approval was received in January 2014. The transaction is expected to close in early 2014, although we can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.
Interest Expense
Interest expense for the years ended December 31, 2013 and 2012 was $14.3 million and $17.2 million, respectively. The interest expense for the year ended December 31, 2013 decreased compared to the year ended December 31, 2012 primarily due to our Term Loan Facility which was funded in March 2012 and repaid in November 2013. The Term Loan Facility accrued interest at a floating rate, which was 7.5% while it was outstanding throughout 2012 and 2013. Under our Exit Facility, which was outstanding prior to March 2012, and which we repaid using a portion of the net proceeds of our Term Loan Facility, interest accrued at 15% per annum. Cash paid for interest expense was $11.9 million and $13.8 million for the years ended December 31, 2013 and 2012, respectively. The decrease in cash paid for interest expense was primarily attributable to the lower interest rate and payment timing under the Term Loan Facility. Interest expense also includes $1.3 million and $3.3 million of amortization of debt issuance costs and discounts for the year ended December 31, 2013 and 2012, respectively. Unamortized debt issuance costs and discounts related to the Term Loan Facility were written off in November 2013 in connection with the repayment of the Term Loan Facility and unamortized debt issuance costs and discounts related to the Exit Facility were written off in March 2012 in connection with the repayment of the Exit Facility. The New Term Loan Facility funded in November 2013 will accrue interest at a floating rate which was 4.0% as of December 31, 2013.
Loss on Debt Retirement
In November 2013, we entered into the New Term Loan Facility, and a portion of the net proceeds was used to repay in full the amounts outstanding under the Term Loan Facility. As a result of the repayment of the Term Loan Facility, we recognized a $4.9 million loss on debt retirement which includes the write-off of unamortized debt issuance costs and discounts.
In March 2012, we entered into the Term Loan Facility, and a portion of the net proceeds was used to repay in full the amounts outstanding under the Exit Facility. As a result of the repayment of the Exit Facility, we recognized a $12.8 million loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts.
Income Taxes
Income tax expense was $2.5 million for the year ended December 31, 2013 and our effective income tax rate was 10.4%. The difference between the federal statutory rate of 35% and the effective tax rate for the year ended December 31, 2013 was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the year ended December 31, 2012, the income tax expense was $2.9 million and our effective tax rate was 12.0%. The difference between the federal statutory rate of 35% and the effective tax rate for the year ended December 31, 2012 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance.
Discontinued Operations
In April 2013, we entered into an agreement to sell substantially all of the assets and certain liabilities associated with the operation of River Palms. In October 2013, we notified the buyers that we had elected to terminate the agreement to sell River Palms, effective immediately, pursuant to the terms of the agreement. We compared our carrying value of River Palms to the estimated sale price less estimated costs to complete the sale and recorded a preliminary loss on the sale of River Palms of $2.6 million which is included in the loss from discontinued operations for the year ended December 31, 2013. We continue to classify River Palms as an asset held for sale and are actively marketing this property for sale.
Year ended December 31, 2012 compared to year ended December 31, 2011
The following table presents detail of our net revenues (in thousands):

	Year ended December 31,
	2012	2011

Revenues:
Casino	$479,300	$488,935
Rooms	89,815	99,941
Food and beverage	80,644	84,500
Other	23,190	22,814
Gross revenues	672,949	696,190
Less promotional allowances	(79,591)	(96,156)
Net revenues	$593,358	$600,034
The following table sets forth certain information concerning our results of operations by region (dollars in thousands):

	Year ended December 31,
	2012	2011
Net revenues:
East	$264,037	$279,063
Central	122,502	123,975
West	101,087	100,086
South and other	105,732	96,910
Corporate	—	—
Total net revenues	$593,358	$600,034
Operating income:
East	$2,059	$2,286
Central	27,002	26,284
West	12,676	13,039
South and other	20,413	10,670
Corporate	(9,145)	(12,832)
Total operating income	$53,005	$39,447
Operating income margin (a):
East	0.8%	0.8%
Central	22.0%	21.2%
West	12.5%	13.0%
South and other	19.3%	11.0%
Total operating income margin	8.9%	6.6%
__________________________________________________________________________
(a)    Operating income margin is operating income as a percentage of net revenues.
Net Revenues
In the East region, net revenues were $264.0 million for the year ended December 31, 2012, a decrease of $15.0 million, or 5.4%, compared to the year ended December 31, 2011. Based on market data, the Atlantic City market experienced year over year declines in casino win of 8.0% in the year ended December 31, 2012. The year ended December 31, 2012 includes an additional competitor that opened in May 2012, as well as the effects of Superstorm Sandy which caused a city mandated five-day closure of all Atlantic City casinos in late October 2012. Although our property did not suffer any significant damage, we encountered significant business interruption and our customer visitation was affected into 2013. We also believe that the Atlantic City Market has been adversely affected by increased competition from new and expanded casinos and other permitted gambling in surrounding states. Tropicana AC's net revenues in 2012 decreased from the prior year primarily due to a 9.3% decrease in casino win, which resulted in a $16.4 million decrease in casino revenue. This decrease was partially offset by increases in other operating departments due to new nightclub and retail outlets. The percentage decrease for Tropicana AC casino win exceeded the Atlantic City market as a whole primarily due to additional gaming supply from the new competitor in our market and lower table game and slot volumes. Table game volumes at Tropicana AC in 2012 were 21.5% lower than the prior year primarily due to lower volumes of high end play in 2012. Tropicana AC recorded a 1.3% decrease in slot volumes with a favorable change in the slot hold percentage. Tropicana AC reduced its promotional allowances in response to the decreased customer visitation in the year ended December 31, 2012. The average daily room rate decreased to $86 for the year ended December 31, 2012 from $100 for the year ended December 31, 2011. Due to continued competition from Pennsylvania, Tropicana AC decreased their complimentary room rates to casino customers to drive occupancy and slot volumes during the year ended December 31, 2012. The occupancy rate for the year ended December 31, 2012 was 77%, a decrease from 83% in the prior year period as there were fewer available rooms in the year ended December 31, 2012 due to a city mandated property closure due to Superstorm Sandy. The occupancy rate was also adversely affected by the after-effects of Superstorm Sandy, which reduced our customer visitation.
In the Central region, net revenues were $122.5 million for the year ended December 31, 2012, a decrease of $1.5 million, or 1.2%, compared to the year ended December 31, 2011. Gaming revenues in the Central region decreased in 2012 compared to the prior year period primarily due to a 1.9% decrease in slot volumes and a 2.0% increase in table game volumes which was offset by an unfavorable change in the table hold percentage. The occupancy rate for the year ended December 31, 2012 at Tropicana Evansville was 72%, relatively flat with the year ended December 31, 2011. The average daily room rate at Tropicana Evansville was $87 for the year ended December 31, 2012, compared to $84 for the year ended December 31, 2011. However, room revenues decreased primarily attributable to fewer rooms available in the year ended December 31, 2012 due to room renovations.
In the West region, net revenues were $101.1 million for the year ended December 31, 2012, an increase of $1.0 million, or 1.0%, compared to the year ended December 31, 2011. The increase was primarily driven by improved slot hold percentages partially offset by a 3.0% decline in slot volumes and a 1.1% decline in table game volumes. Net revenues at Tropicana Laughlin increased $0.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to improved slot hold percentages and a shift in marketing to attract more profitable customers and reduce our promotional allowances. At MontBleu, net revenues increased $0.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to increased gaming volumes and table game hold percentage. The average daily room rate for the West region was $48 for the year ended December 31, 2012, compared to $45 for the year ended December 31, 2011. The occupancy rate for the years ended December 31, 2012 and 2011 at our properties in the West region was 52% and 59%, respectively. We believe that the decrease in the occupancy rate was attributable to the increased room rates at Tropicana Laughlin which is a result of the shift in our strategy to attract more profitable customers.
In the South and other region, net revenues were $105.7 million for the year ended December 31, 2012, an increase of $8.8 million, or 9.1%, compared to the year ended December 31, 2011. The opening of a temporary casino at Tropicana Aruba in December 2011, contributed an increase of $3.4 million in net revenues during the year ended December 31, 2012 compared to the prior year period. Net revenues at the Belle of Baton Rouge increased $2.9 million in 2012 primarily due to a 4.1% increase in slot volumes and a 5.4% increase in table game volumes. The United States Bowling Congress held their annual national bowling tournament in Baton Rouge from February through July 2012, which increased visitation to the Belle of Baton Rouge. In September 2012, another gaming operator opened a new casino in Baton Rouge. Although the new competitor has grown the market, it has had a material adverse effect on the downtown Baton Rouge riverboat casinos, including the Belle of Baton Rouge. Net revenues at our Tropicana Greenville property increased $2.5 million in 2012, which we attribute to the improved guest experience in our newly expanded and renovated facility. The occupancy rate at our properties in the South and other region was 61% and 49% for the years ended December 31, 2012 and 2011, respectively. The average daily room rate for the South and other region was $85 and $73 for the years ended December 31, 2012 and 2011, respectively. Room revenues increased for the South and other region during the year ended December 31, 2012 primarily due to a full period of results from the temporary casino at Tropicana Aruba and an increase in the average daily room rates at all properties in this region.
Operating Income
In the East region, the operating income for the year ended December 31, 2012 was $2.1 million, compared to $2.3 million for the year ended December 31, 2011. The operating income in the East region decreased in 2012 compared to the prior year primarily due to the decrease in revenues discussed above, partially offset by reductions in operating expenses such as payroll and benefits expense and utilities expense. However, those decreased operating expenses were partially offset by a $1.8 million impairment charge recognized in the year ended December 31, 2012 related to Tropicana AC's favorable lease intangible assets.
In the Central region, the operating income for the year ended December 31, 2012 was $27.0 million, a $0.7 million increase compared to the year ended December 31, 2011. The increase in operating income is primarily related to reductions in operating expenses such as payroll and benefits expense and taxes and licenses expense. In response to the lower revenues discussed above management focused on adjusting staffing requirements and controlling operating costs. Also, Tropicana Evansville recognized decreased depreciation and amortization expense due to certain assets having been fully depreciated.
In the West region, the operating income for the year ended December 31, 2012 was $12.7 million, a $0.4 million decrease compared to the year ended December 31, 2011. The decrease in operating income is mainly attributable to the increased revenue discussed above offset by increased land rent expense at MontBleu and increased depreciation and amortization expense at MontBleu related to capital projects placed in service after the comparable period in the prior year.
In the South and other region operating income for the year ended December 31, 2012 was $20.4 million, a $9.7 million increase compared to the year ended December 31, 2011. This increase is primarily due to the increase in revenues discussed above and a gain on insurance recoveries of $4.3 million, net of expenses and write-downs, from insurance claims finalized in 2012 that were related to Mississippi River flooding which occurred in May 2011. These increases in operating income were partially offset by increased operating expenses related to the new temporary casino at Tropicana Aruba that opened in December 2011.
Corporate expenses were $9.1 million for the year ended December 31, 2012, a $3.7 million decrease from the year ended December 31, 2011, driven by a $3.8 million refund of Predecessor administrative tax claims.
Interest Expense
Interest expense for the year ended December 31, 2012 and 2011 was $17.2 million and $32.4 million, respectively. The interest expense for the year ended December 31, 2012 decreased compared to the prior year period primarily due to the lower interest rate and amortization of debt discount on our Term Loan Facility and the $25 million principal payment and related write-off of unamortized debt issuance costs and discounts made on the Exit Facility in December 2011. Our Term Loan Facility was funded on March 16, 2012 and accrued interest at a floating rate, which was 7.5% per annum at December 31, 2012. Interest related to our Exit Facility, which was funded on March 8, 2010, accrued interest at 15% per annum. Cash paid for interest expense decreased to $13.8 million for the year ended December 31, 2012 from $19.6 million for the year ended December 31, 2011, primarily due to the lower interest rate and payment timing under the Term Loan Facility and the principal payment on the Exit Facility in December 2011. Interest expense also includes approximately $3.3 million and $12.8 million of amortization of debt issuance costs and discounts for the year ended December 31, 2012 and 2011, respectively. Unamortized debt issuance costs and discounts related to the Exit Facility were written off in March 2012 in connection with the repayment of the Exit Facility.
Loss on Debt Retirement
In March 2012, we entered into the Term Loan Facility, and a portion of the net proceeds was used to repay in full the amounts outstanding under the Exit Facility. As a result of the repayment of the Exit Facility, we recognized a $12.8 million loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts.
In December 2011, we made a $25.0 million prepayment on our Exit Facility and recognized a $2.4 million loss related to that prepayment.
Income Taxes
Income tax expense was $2.9 million for the year ended December 31, 2012 and our effective income tax rate was 12.0%. The difference between the federal statutory rate of 35% and the effective tax rate for the year ended December 31, 2012 was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the year ended December 31, 2011, the income tax expense was $4.2 million and our effective tax rate was 76.2%. The difference between the federal statutory rate of 35% and the effective tax rate for the year ended December 31, 2011 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance.

Discontinued Operations
During 2013, we entered into an agreement to sell River Palms and subsequently notified the buyers that we had elected to terminate the agreement to sell River Palms, effective immediately, pursuant to the terms of the agreement. We continue to classify River Palms as discontinued operations and are actively marketing the property for sale. Accordingly, the results of operations of River Palms have been reclassified as discontinued operations in the accompanying statements of operations for all periods presented. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying statements of cash flows for all periods presented. During 2011, the loss from discontinued operations includes a $5.1 million impairment loss on the real and personal property due to reduced revenue projections at River Palms.
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

Liquidity and Capital Resources
Our cash flows are and will continue to be affected by a variety of factors, many of which are outside of our control, including regulatory restrictions, competition, financial markets and other general business conditions. In November 2013, we repaid the Term Loan Facility with a portion of the proceeds from the New Term Loan Facility. We believe that we will have sufficient liquidity through anticipated borrowing availability, available cash, trade credit and cash flow from our properties to fund our cash requirements and capital expenditures for our expected operating activities for at least twelve months. However, we cannot provide assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations as our results for future periods are subject to numerous uncertainties that may result in liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions. In addition, we continually evaluate our financing needs and we may refinance all or a portion of our indebtedness on or before maturity.
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
Our material cash requirements for 2014 are expected to include (i) the Lumiére acquisition of $260 million, subject to adjustments, (ii) principal and interest payments related to our New Term Loan Facility of $3.0 million and $12.1 million, respectively, (iii) capital maintenance expenditures expected to be between $30 million and $40 million, (iv) growth capital expenditures expected to be approximately $7 million, and (v) minimum lease payments under our operating leases of $6.5 million. The majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above. We have applied to use approximately $17.3 million of our CRDA deposits for certain capital expenditures relating to Tropicana AC. If such application is approved we would plan to spend an additional $16.2 million toward capital improvements at Tropicana AC. We cannot assure that such application will be approved. The Lumiére acquisition is expected to close in early 2014, although we can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.
The following table summarizes our historical cash flows (in thousands):

	Year ended December 31,
	2013	2012
Cash Flow Information:
Net cash provided by operating activities	$63,765	$71,075
Net cash used in investing activities	(66,602)	(39,521)
Net cash provided by financing activities	119,070	61,364
Net increase in cash and cash equivalents	$116,233	$92,918
Net cash provided by operating activities for the year ended December 31, 2013 includes decreased operating results as well as decreased accounts receivable collections compared to the prior year period. In addition, cash paid for interest expenses was decreased to $11.9 million for the year ended December 31, 2013 compared to $13.8 million for the year ended December 31, 2012.
Net cash used in investing activities in the year ended December 31, 2013 consisted primarily of $57.3 million for capital expenditures and payment of a restricted cash deposit related to our proposed acquisition of Lumiére, partially offset by proceeds from insurance settlements. Net cash used in investing activities in the year ended December 31, 2012 consisted primarily of $44.5 million for capital expenditures partially offset by proceeds from insurance settlements. Capital expenditures primarily relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.
Net cash provided by financing activities in the year ended December 31, 2013 consisted primarily of $298.5 million proceeds from the issuance of the New Term Loan Facility offset by $174.5 million repayments on the Term Loan Facility. Net cash provided by financing activities in the year ended December 31, 2012 consisted primarily of $171.5 million proceeds from the issuance of the Term Loan Facility offset by $105.1 million repayments on the Term Loan Facility and our Exit Facility.
New Credit Facilities
In November 2013, the Company entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “New Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”). Commencing on December 31, 2013, the New Term Loan Facility will amortize in equal quarterly installments in an amount of $750,000, with any remaining balance payable on November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018.

A portion of the net proceeds from the New Credit Facilities were used to repay in full the principal amounts outstanding under our existing Credit Facilities along with any accrued and unpaid interest. The Credit Facilities were terminated effective as of November 27, 2013. We also recognized a $4.9 million loss on debt retirement which related to the write-off of unamortized debt issuance costs and discounts. A portion of the proceeds from the New Credit Facilities is also intended to be used to finance our previously announced pending acquisition of the Lumière Place Casino and Hotel complex in St. Louis, Missouri (the “Lumière Acquisition”). Completion of the Lumière Acquisition is subject to various conditions, including, among others, regulatory approvals from the Missouri Gaming Commission and the FTC. FTC approval was received in January 2014. We can make no assurances that the conditions will be satisfied or that the Lumière Acquisition will be consummated in a timely manner, if at all.

The New Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of December 31, 2013, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

At the election of the Company and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the New Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.

The New Term Loan Facility may be prepaid at the option of the Company at any time without penalty (other than customary LIBO Rate breakage fees), except that a 1% re-pricing premium will apply in certain circumstances if any term loans under the New Term Loan Facility are prepaid prior to May 27, 2014. The Company is required to make mandatory payments of the New Credit Facilities with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if the Company's total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights). In addition, if we do not consummate the Lumière Acquisition on or before December 31,

2014, or if the purchase agreement for the Lumière Acquisition is terminated, we are required to prepay the amount of $125 million (subject to credits for any prior optional prepayments of the New Term Loan Facility).

Our interest expense for the years ended December 31, 2013 and 2012 was $14.3 million and $17.2 million, respectively, which includes $1.3 million and $3.3 million, respectively, of amortization of the related debt discount and debt issuance costs for the year ended December 31, 2013 and 2012. The decrease compared to the prior year period is primarily attributable to the lower interest rate and amortization of debt discount and issuance costs on our Term Loan Facility compared to the Exit Facility that was in place prior to March 2012.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations
The following table summarizes our material future contractual obligations as of December 31, 2013 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt (a)	$3,000	$6,000	$6,000	$284,250	$299,250
Lumiére acquisition (b)	260,000	—	—	—	260,000
Estimated interest payment on debt (c)	12,090	23,847	23,328	21,788	81,053
Operating leases	6,465	11,939	11,409	46,980	76,793
Purchase obligations (d)	13,057	1,014	440	—	14,511
Total	$294,612	$42,800	$41,177	$353,018	$731,607
_______________________________________________________________________________

(a)	The New Term Loan Facility provides for a stated maturity date of November 2020.

(b)
The Lumiére acquisition is subject to various conditions, and is expected to close in early 2014, although we can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.

(c)	Estimated interest payment on debt is based on principal amounts outstanding and the interest rate at December 31, 2013 and required principal payments through the maturity of the debt.

(d)	Includes commitments for various contracts, including advertising, maintenance contracts and service agreements.
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
Our annual impairment testing for goodwill is performed at the reporting unit level and each of our casino properties is considered to be a reporting unit. The annual goodwill impairment testing utilizes a two step process. In the first step, we compare the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with indications provided by the current valuation multiples of comparable publicly traded companies. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds it fair value, then the goodwill of the reporting unit is considered impaired and the Company proceeds to the second step of the goodwill impairment test. In the second step, we determine the implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Our indefinite-lived intangible assets, which include our "Tropicana" trade name and certain gaming licenses, are not subject to amortization but are tested for impairment annually. The annual impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of the trade name is estimated using the relief from royalty method, a form of both the income approach and the market approach, which is a function of prospective revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee, and a discount rate. The fair value of our gaming licenses is estimated using the Greenfield method of the discounted cash flow approach which is the function of the cost to build a new casino operation, the build out period, projected cash flows attributed to the casino once operational, and a discount rate.
Our definite-lived intangible assets include customer lists and favorable lease arrangements. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.
We have three reporting units that have goodwill. Based on the 2013 annual impairment test, the following table presents our goodwill by reporting unit and the percentage that the fair value exceeded the carrying value for those reporting units.

Reporting Unit	Reporting Unit Fair Value in Excess of Carrying Value	Goodwill
		(in thousands)
Tropicana AC	2.1%	$9,071
Tropicana Laughlin	11.0%	1,633
Tropicana Evansville	42.8%	14,224
		$24,928
As stated previously, reporting unit fair values are based upon consideration of various valuation methodologies, including an income approach and a market approach. Using the Discounted Cash Flow Method (“DCF”), the value of a company is estimated based on the present value of its expected future economic benefits. Assumptions used in a DCF require the exercise of significant judgment, including appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. The discount rates, which are intended to reflect the risks inherent in the future cash flow projection used in the DCF, are based on market-participant inputs employed in developing a weighted average cost of capital (“WACC”). Using a market approach, the value of a company is estimated based on comparisons to similar public companies and transactions involving similar companies in the industry. These comparisons and the ultimate application of pricing multiples require significant judgment in the selection of the guideline companies and precedent transactions employed in the analysis and the pricing multiples applied to the reporting unit's operating metrics.
We believe our prospective cash flow assumptions are reasonable. However, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If ongoing estimates of future cash flows are not met, impairment charges may be recorded in future accounting periods. Estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.
In January 2014, Tropicana AC received $31.7 million in cash in satisfaction of the remaining property credits due under the Tropicana AC Tax Appeal Settlement. Given the impact on the reporting unit’s carrying value, the Company will determine whether an interim goodwill test is required to be performed in the first quarter of 2014.

CRDA Investment
The New Jersey Casino Reinvestment Development Authority ("CRDA") deposits made by Tropicana AC are carried at cost less a valuation allowance because they have to be used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. The valuation allowance is established by a charge to the statement of operations as part of general and administrative expense at the time the obligation is incurred to make the deposit unless there is an agreement with the CRDA for a return of the deposit at full face value. If the CRDA deposits are used to purchase CRDA bonds, the valuation allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the valuation allowance is transferred to those investments and remains a valuation allowance. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less any adjustments for other than temporary impairments.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary market risk exposure is in the area of interest rate risk. We incur interest expense on borrowings outstanding under the New Credit Facilities. Our debt under the New Credit Facilities consists primarily of the New Term Loan Facility and the Revolving Facility. The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the LIBO Rate (as defined in the New Term Loan Facility) (subject to a 1.00% floor); plus (b) a margin of 3.00%; or (ii) the sum of: (a) the alternate base rate (as defined in the New Term Loan Facility) (subject to a 2.00% floor); plus (b) a margin of 2.00%; such that, in either case, the applicable interest rate shall not be less than 4.00%. The Revolving Facility, which has no amounts outstanding at December 31, 2013, accrues interest at a per annum rate equal to either, at the Company’s option (with limited restrictions), the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of December 31, 2013, the interest rate was 4.0%. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.
Based on our borrowings at December 31, 2013, assuming a 1% increase over the 4.0% floor specified in our New Term Loan Facility, our annual interest cost would increase $3.0 million.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is contained in the financial statements listed in Item 15(a) of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of December 31, 2013. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported in the time periods specific in the Securities and Exchange Commission's rules and forms.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for an assessment of the effectiveness of internal control over financial reporting; as such items are defined in Rule 13a-15(f) under the Exchange Act.
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
Management is required to base its assessment on the effectiveness of our internal control over financial reporting on a suitable, recognized control framework. Management has utilized the criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of internal control over financial reporting, which is a suitable framework as published by the Public Company Accounting Oversight Board (“PCAOB”).

Our management has performed an assessment according to the 1992 Internal Control-Integrated Framework established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2013, is effective.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Tropicana Entertainment Inc.

We have audited the internal control over financial reporting of Tropicana Entertainment Inc. (a Delaware corporation) (and subsidiaries) (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Reno, Nevada
February 25, 2014
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013, and is incorporated herein by reference.

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

3.1	Amended and Restated Certificate of Incorporation of Tropicana Entertainment Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
3.2	Amended and Restated Bylaws of Tropicana Entertainment Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 24, 2014)
4.1
Specimen Certificate for shares of Common Stock, par value $0.01 per share, of the Registrant. (Incorporated by reference to the Company's Post-Effective Amendment No. 1 to Form 10 dated January 25, 2010)

4.2	Form of Stock Purchase Warrant issued to general unsecured creditors of the Predecessors. (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)
4.3	Form of Stock Purchase Warrant issued to lenders under the Exit Facility. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.1	Contract of Lease, dated as of August 29, 1982, between Cohn Realty Co. and Jazz Enterprises, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.1(A)	Amendment of Lease, dated as of August 4, 1993, between Cohn Realty Co. and Jazz Enterprises, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.2
Second Amended and Restated Lease Agreement, entered into and made on October 27, 2010, between Greenville Marine Corporation and Lighthouse Point, LLC. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

10.3
Amended and Restated Master Agreement of Purchase and Sale, dated as of October 22, 2003, between the City of Vicksburg and Columbia Properties Vicksburg. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.4
Dockage Agreement, dated as of December 29, 1992, between Greenville Yacht Club and the Cotton Club of Greenville. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.4(A)
First Amendment to Dockage Agreement, dated as of April 2, 1993, between Greenville Yacht Club and the Cotton Club of Greenville. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.4(B)
Second Amendment to Dockage Agreement, dated as of July 27, 1995, between Greenville Yacht Club and the Cotton Club of Greenville. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.4(C)
Third Amendment to Dockage Agreement, dated as of December 22, 1997, between Greenville Yacht Club and Alpha Gulf Coast, Inc., d/b/a Bayou Caddy's Jubilee Casino. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.4(D)
Assignment of Yacht Club Dockage Agreement and License Agreement, dated as of December 17, 1997, between Greenville Casino Partners, LP and Alpha Gulf Coast, Inc., d/b/a Bayou Caddy's Jubilee Casino. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.4(E)
Consent Agreement, dated as of February 22, 2002, between JMBS Casino, LLC and Greenville Casino Partners, L.P. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.4(F)
Fourth Amendment to Dockage Agreement, dated as of June 17, 2002, between Greenville Yacht Club and the JMBS Casino, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.5	Lease Agreement, dated as of April 1, 1993, between City of Greenville and Cotton Club of Greensville, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)
10.5(A)
Assignment of Agreement Granting Moorage and other Rights, dated as of March 14, 2002, between Greenville Casino Partners, L.P. and JMBS Casino, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.5.1
Agreement Granting Moorage, Dockage, Berthing and other Rights, dated as of April 1, 1993, between City of Greenville and Cotton of Greenville. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.5.1(A)
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
Memorandum of Understanding, dated as of May 12, 2005, by and among City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.7(F)
Memorandum of Understanding, dated as of June 7, 2005, by and among City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.7(G)
Third Amendment to Evansville Riverboat Landing Lease, dated as of July 19, 2005, by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.7(H)
Fourth Amendment to Lease Agreement dated March 2, 2010 by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC, and New Tropicana OpCo, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

10.7(I)
Fifth Amendment to Lease Agreement dated September 1, 2011 by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC, and New Tropicana OpCo, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.8
Principles of Cooperation for the period covering June 20, 2005 through June 19, 2011 by and between the Seafarers Entertainment and Allied Trades Union and Catfish Queen Partnership in Commendam, d/b/a Argosy Casino of Baton Rouge, and Centroplex Convention Centre Hotel, L.L.C. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.9
Memorandum of Understanding for the period covering July 1, 2006 through June 30, 2011 by and between Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68 and IATSE, Local Union 917 (Entertainment) (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.10
Agreement for the period covering October 1, 2005 through September 30, 2008 and from year to year thereafter by and between Tropicana Casino And Resort and Teamsters Local 331 International Brotherhood of Teamsters, AFL-CIO. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.11
Memorandum of Understanding for the period covering July 1, 2006 through June 30, 2011 by and between Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68 and IATSE, Local Union 917 (Local 68—Operating Engineers—Entertainment Unit and Local 917 IATSE). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.12
Agreement remaining in effect until September 14, 2009 and from year to year thereafter by and between Adamar of New Jersey, Inc., d/b/a Tropicana Casino and Resort and Unite Here Local 54. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.13
Memorandum of Understanding for the period covering May 1, 2006 through April 30, 2011 by and between Marina Associates; Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Resort's International Holdings, L.L.C., f/a Atlantic City Hilton; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68; NJ Regional Council of Carpenters, Local Union 623 and Painters & Allied Trades District Council 711 (Union Agreement—Local 711—Painters). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.14
Memorandum of Understanding for the period covering May 1, 2006 through April 30, 2011 by and between Marina Associates; Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Resort's International Holdings, L.L.C., f/a Atlantic City Hilton; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68; NJ Regional Council of Carpenters, Local Union 623 and Painters & Allied Trades District Council 711 (Union Agreement—Local 623—Carpenters). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.15
Memorandum of Understanding for the period covering May 1, 2006 through April 30, 2011 by and between Marina Associates; Atlantic City Showboat, Inc.; Bally's Park Place Inc. d/b/a Bally's Atlantic City; Boardwalk Regency Corp. d/b/a Caesars Atlantic City; Tropicana Casino & Resort; Resorts International Inc.; Resort's International Holdings, L.L.C., f/a Atlantic City Hilton; Trump Taj Mahal, Assoc. d/b/a Trump Taj Mahal Hotel & Casino; Trump Marina Assoc. d/b/a Trump Marina Hotel & Casino and International Union of Operating Engineers, Local Union 68; NJ Regional Council of Carpenters, Local Union 623 and Painters & Allied Trades District Council 711 (Union Agreement—Local 68—Operating Engineers). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.16
Collective Bargaining Agreement between International Union of Operating Engineers Local 68-68A-68B, AFL-CIO and Tropicana Casino and Resort for the period covering May 1, 2006 through April 30, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.17
Agreement for the period covering July 1, 2001 and continuing until June 30, 2006 and from year to year thereafter by and between Tropicana Casino & Entertainment Resort and International Union of Operating Engineers Local 66-68A-68B affiliated with the AFL-CIO, and International Alliance of Theatrical Stage Employees and Motion Picture Machine Operators of the United States of America, Local 917. (IATSE CBA). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.18
Amended and Restated Net Lease Agreement by and between Park Cattle Co. and Desert Palace, Inc. dated January 1, 2000. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.18(A)
Amendment and Reservation of Rights Regarding MontBleu dated April 2, 2008 by and between Park Cattle Co. and Columbia Properties Tahoe, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.18(B)
MontBleu Lease Amendment No. 2 by and between Park Cattle Co. and Columbia Properties Tahoe, LLC, dated June 12, 2009. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.18(C)
MontBleu Lease Amendment No. 3 by and between the Edgewood Companies and Columbia Properties Tahoe, LLC, made effective May 10, 2010. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.19
Purse Enhancement Agreement dated August 13, 2008 by and between New Jersey Sports & Exposition Authority and Adamar of New Jersey, Inc. d/b/a Tropicana Casino and Resort, as a member of the Casino Association of New Jersey. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.20
Lease Agreement dated June 25, 2010 by and between JMBS Casino, LLC and the City of Greenville, Mississippi. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.21
Securities Purchase Agreement, dated as of August 31, 2010, among New Tropicana Opco, Inc., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II L.P. and Icahn Partners Master Fund III L.P. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 2, 2010)

10.22
Agreement and Plan of Merger, dated as of September 10, 2010, among Greenville Riverboat, LLC and Lighthouse Point, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 15, 2010)

10.23
Asset Purchase Agreement, dated as of December 1, 2010, by and among Delta Investments & Development, LLC, as purchaser, and Columbia Properties Vicksburg, LLC, as seller. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 7, 2010)

10.23(A)
Indemnification Agreement, dated as of December 1 2010, by and among Delta Investments & Development, LLC, and Tropicana Entertainment Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 7, 2010)

10.24
Credit Agreement by and among Tropicana Entertainment Inc., the lenders party thereto from time to time, UBS AG, Stamford Branch, as administrative agent and collateral agent, and UBS Securities LLC, as Sole Bookrunner and Sole Lead Arranger. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 16, 2012)

10.24(A)
First Amendment to Credit Agreement by and among Tropicana Entertainment Inc., the lenders party thereto from time to time, UBS AG, Stamford Branch, as administrative agent and collateral agent, and UBS Securities LLC, as Sole Bookrunner and Sole Lead Arranger. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.24(B)
Reimbursement Agreement, by and between Tropicana Entertainment Inc. and UBS AG, Stamford Branch, as issuing bank (Incorporated by reference to the Company's Current Report on Form 8-K dated March 16, 2012)

10.25
Equity Interest Purchase Agreement, dated as of August 16, 2013, by and among Tropicana St. Louis LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, PNK (STLH), LLC, Casino Magic, LLC and Pinnacle Entertainment, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 21, 2013)

10.26
Limited Guarantee, dated as of August 16, 2013, by Tropicana Entertainment Inc. in favor of Pinnacle Entertainment, Inc. and Casino Magic, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 21, 2013)

10.27
Credit Agreement by and among Tropicana Entertainment Inc., the lenders party thereto from time to time, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint bookrunners and joint lead arrangers (Incorporated by reference to the Company's Current Report on Form 8-K dated November 27, 2013)

21.1	List of Subsidiaries*
31.1	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROPICANA ENTERTAINMENT INC.

Date:	February 25, 2014	By:	/s/ LANCE J. MILLAGE
		Name:	Lance J. Millage
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY P. RODIO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2014
Anthony P. Rodio

/s/ LANCE J. MILLAGE	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2014
Lance J. Millage

/s/ DANIEL A. NINIVAGGI	Director	February 25, 2014
Daniel A. Ninivaggi

/s/ DANIEL A. CASSELLA	Director	February 25, 2014
Daniel A. Cassella

/s/ HUNTER C. GARY	Director	February 25, 2014
Hunter C. Gary

/s/ JAMES L. NELSON	Director	February 25, 2014
James L. Nelson

/s/ DANIEL H. SCOTT	Director	February 25, 2014
Daniel H. Scott

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Tropicana Entertainment Inc.

We have audited the accompanying consolidated balance sheets of Tropicana Entertainment Inc. (a Delaware corporation) (and subsidiaries) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tropicana Entertainment Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Reno, Nevada
February 25, 2014

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$356,755	$240,381
Restricted cash	30,856	15,322
Receivables, net	28,786	27,813
Inventories	4,435	4,593
Prepaid expenses and other assets	11,243	10,032
Assets held for sale	9,249	10,380
Total current assets	441,324	308,521
Property and equipment, net	460,745	448,424
Goodwill	24,928	24,928
Intangible assets, net	67,014	67,945
Investments	33,640	34,799
Other assets, net	15,970	16,283
Total assets	$1,043,621	$900,900

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$1,795
Liabilities related to assets held for sale	1,648	2,439
Accounts payable	38,865	39,532
Accrued expenses and other current liabilities	64,355	64,899
Total current liabilities	107,868	108,665
Long-term debt, net	294,771	168,959
Other long-term liabilities	7,198	7,686
Deferred tax liabilities	19,659	19,568
Total liabilities	429,496	304,878
Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at December 31, 2013 and 2012	263	263
Additional paid-in capital	600,359	600,359
Retained earnings (accumulated deficit)	13,503	(4,600)
Total shareholders' equity	614,125	596,022
Total liabilities and shareholders' equity	$1,043,621	$900,900

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenues:
Casino	$439,929	$479,300	$488,935
Room	88,277	89,815	99,941
Food and beverage	75,847	80,644	84,500
Other	22,058	23,190	22,814
Gross revenues	626,111	672,949	696,190
Less promotional allowances	(68,444)	(79,591)	(96,156)
Net revenues	557,667	593,358	600,034
Operating costs and expenses:
Casino	198,219	214,589	237,327
Room	32,160	32,823	29,797
Food and beverage	37,660	36,618	35,691
Other	15,700	16,149	12,265
Marketing, advertising and promotions	39,844	38,392	32,406
General and administrative	99,584	115,010	120,004
Maintenance and utilities	56,699	57,125	61,328
Depreciation and amortization	34,551	32,077	31,553
Impairment charges, other write-downs and recoveries	487	(2,430)	216
Total operating costs and expenses	514,904	540,353	560,587
Operating income	42,763	53,005	39,447
Other income (expense):
Interest expense	(14,331)	(17,161)	(32,401)
Interest income	846	777	878
Loss on debt retirement	(4,897)	(12,847)	(2,385)
Total other income (expense)	(18,382)	(29,231)	(33,908)
Income from continuing operations before income taxes	24,381	23,774	5,539
Income tax expense	(2,534)	(2,864)	(4,220)
Income from continuing operations	21,847	20,910	1,319
Loss from discontinued operations, net	(3,744)	(1,813)	(4,151)
Net income (loss)	$18,103	$19,097	$(2,832)

Basic and diluted income (loss) per common share:
Income from continuing operations	$0.83	$0.79	$0.05
Loss from discontinued operations, net	(0.14)	(0.06)	(0.16)
Net income (loss)	$0.69	$0.73	$(0.11)

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313	26,313

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Shareholders' Equity
Balances, December 31, 2010	$263	$605,999	$(20,865)	$585,397
Net loss	—	—	(2,832)	(2,832)
Balances, December 31, 2011	263	605,999	(23,697)	582,565
Favorable lease adjustment	—	(5,640)	—	(5,640)
Net income	—	—	19,097	19,097
Balances, December 31, 2012	263	600,359	(4,600)	596,022
Net income	—	—	18,103	18,103
Balances, December 31, 2013	$263	$600,359	$13,503	$614,125

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONSOLIADATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$18,103	$19,097	$(2,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from disposal of discontinued operations, net	—	—	(1,007)
Loss on debt retirement	4,897	12,847	2,385
Gain on insurance recoveries	—	(4,318)	—
Depreciation and amortization (including discontinued operations)	34,668	32,436	32,373
Amortization of debt discount and debt issuance costs	1,255	3,302	12,765
Impairment charges and other write-downs (including discontinued operations)	3,098	1,892	5,826
Insurance proceeds for flood losses from business interruption	—	731	—
Deferred income tax	91	91	(23)
Changes in current assets and current liabilities:
Receivables, net	(500)	10,527	(3,981)
Inventories, prepaids and other assets	(945)	(522)	1,256
Accrued interest	1,164	—	—
Accounts payable, accrued expenses and other liabilities	(740)	(9,618)	(9,720)
Other	2,674	4,610	6,403
Net cash provided by operating activities	63,765	71,075	43,445
Cash flows from investing activities:
Additions of property and equipment	(57,274)	(44,450)	(34,040)
Restricted cash for acquisition	(15,008)	—	—
Insurance proceeds	700	2,052	2,500
Proceeds from sale of discontinued operations	—	—	2,731
Other	4,980	2,877	3,133
Net cash used in investing activities	(66,602)	(39,521)	(25,676)
Cash flows from financing activities:
Proceeds from issuance of debt	298,500	171,500	—
Payment on early retirement of debt	—	(2,048)	(500)
Payments on debt	(174,527)	(105,054)	(26,338)
Restricted cash	(526)	290	2,882
Payment of financing costs	(4,377)	(3,324)	—
Net cash provided by (used in) financing activities	119,070	61,364	(23,956)
Net increase (decrease) in cash and cash equivalents	116,233	92,918	(6,187)
Decrease in cash and cash equivalents related to assets held for sale	141	250	2,564
Cash and cash equivalents, beginning of period	240,381	147,213	150,836
Cash and cash equivalents, end of period	$356,755	$240,381	$147,213
Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest	$11,947	$13,823	$19,637
Cash paid for income taxes	3,702	5,500	2,665
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	1,631	4,556	—
The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
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

In addition, the Company owns River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada, which is presented as discontinued operations in the accompanying consolidated statements of operations while the assets and liabilities are presented as held for sale in the accompanying consolidated balance sheets as a result of the asset purchase agreement entered into in April 2013. As discussed in Note 16, in October 2013, the Company notified the buyers that it had elected to terminate the agreement to sell River Palms, effective immediately, pursuant to the terms of the agreement. The Company is actively marketing this property for sale and continues to classify River Palms as an asset held for sale.
In March 2011, Columbia Properties Vicksburg, LLC ("CP Vicksburg"), a wholly owned subsidiary of the Company, sold substantially all the assets and certain liabilities associated with the operation of Horizon Vicksburg Casino ("Horizon Vicksburg") in Vicksburg, Mississippi. Horizon Vicksburg is presented as discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2011.
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
In August 2013, a wholly-owned subsidiary of the Company entered into an agreement to purchase Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumiére") for $260.0 million in cash, subject to adjustments. The transaction is subject to various conditions, including, among others, regulatory approvals from the Missouri Gaming Commission and the U.S. Federal Trade Commission (the “FTC”). FTC approval was received in January 2014. The transaction is expected to close in early 2014, although the Company can make no assurances that the conditions will be satisfied or that the sale will be consummated in a timely manner, if at all.
Background
The Company was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Company also acquired CP Vicksburg, JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC (" CP Laughlin Realty", collectively with CP Vicksburg and JMBS Casino, the "Affiliate Guarantors"), all of which were part of the same plan of reorganization (the "Plan") as TEH (collectively, the "Predecessors"). In addition, the Company acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, pursuant to an amended and restated asset purchase agreement, including Tropicana AC. The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time the Company acquired Adamar and several of the Predecessors' gaming properties and related assets. Adamar was not a party to the Predecessors' bankruptcy. Prior to March 8, 2010, the Company conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
On August 31, 2010, the Company through a subsidiary, purchased Tropicana Entertainment Cayman Holdings Co. Ltd., formerly known as Icahn Fund Sub 1D Ltd. ("Cayman Company"), for a total purchase price of $12.0 million, of which approximately $10.3 million was allocated to intangible assets relating to a favorable land lease arrangement. Cayman Company was an entity controlled by Carl C. Icahn. The Company indirectly acquired Cayman Company's wholly owned subsidiary Abura Development Corp. VBA, a limited liability company created and existing under the laws of Aruba, Netherlands Antilles, which owns The Aruban Resort & Casino at Eagle Beach, an approximately 361-unit timeshare casino resort in Aruba, including the unsold fractional timeshares attached to such property, a temporary casino opened in December 2011, and an unfinished permanent casino structure. The Company renamed the property Tropicana Aruba Resort & Casino. In accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805"), the purchase price was allocated to the fair values of the assets acquired and liabilities assumed which were determined by the Company's management after input from an independent third party valuation expert.
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
On December 1, 2010, the Company, through CP Vicksburg, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Delta Investments & Development, LLC ("Delta") pursuant to which it agreed to sell substantially all of the assets associated with the operation of Horizon Vicksburg in exchange for $3.25 million in cash and the assumption by Delta of certain liabilities associated with Horizon Vicksburg. The transaction closed in March 2011, resulting in a gain of $1.0 million, which is included in the loss from discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2011.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying financial statements include the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in the Company's financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the impairment of

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

long-lived assets, intangible assets, Casino Reinvestment Development Authority (the "CRDA") investments, fair values of acquired assets and liabilities, self-insured liability reserves, customer loyalty program reserves, contingencies, litigation, claims, assessments and loss contingencies. Actual results could differ from these estimates. At December 31, 2012 the Company estimated bonus accruals to be paid out in 2013. Actual payments of bonuses occurred in March 2013 and resulted in a reduction of the bonus accrual of $0.6 million. The impact of this change in accounting estimate is an increase of $0.6 million to operating income for the year ended December 31, 2013. At December 31, 2011 the Company estimated bonus accruals to be paid out in 2012. Actual payments of bonuses occurred in April 2012 and resulted in a reduction of the bonus accrual of $1.2 million. The impact of this change in accounting estimate is an increase of $1.2 million to operating income for the year ended December 31, 2012.
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
Restricted Cash
Restricted cash consisted primarily of funds invested in money market funds. At December 31, 2013 and 2012, $9.7 million, was restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $6.2 million and $5.7 million, respectively, was restricted to collateralize letters of credit. In addition, at December 31, 2013, $15.0 million was held in escrow in connection with the agreement to purchase Lumiére.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
The Company's annual impairment testing for goodwill is performed at the reporting unit level and each of its casino properties is considered to be a reporting unit. The annual goodwill impairment testing utilizes a two step process. In the first step, the Company compares the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with indications provided by the current valuation multiples of comparable publicly traded companies. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds it fair value, then the goodwill of the reporting unit is considered impaired and the Company proceeds to the second step of the goodwill impairment test. In the second step, the Company determines the implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
The Company’s indefinite-lived intangible assets, which include its "Tropicana" trade name and certain gaming licenses, are not subject to amortization but are tested for impairment annually. The annual impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of the trade name is estimated using the relief from royalty method, a form of both the income approach and the market approach, which is a function of prospective revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee, and a discount rate. The fair value of the Company’s gaming licenses is estimated using the Greenfield method of the discounted cash flow approach which is the function of the cost to build a new casino operation, the build out period, projected cash flows attributed to the casino once operational, and a discount rate.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company’s definite-lived intangible assets include customer lists and favorable lease arrangements. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.
The Company has three reporting units that have goodwill. Based on the 2013 annual impairment test, the following table presents the Company’s goodwill by reporting unit and the percentage that the fair value exceeded the carrying value for those reporting units.

Reporting Unit	Reporting Unit Fair Value in Excess of Carrying Value	Goodwill
		(in thousands)
Tropicana AC	2.1%	$9,071
Tropicana Laughlin	11.0%	1,633
Tropicana Evansville	42.8%	14,224
		$24,928
As stated previously, reporting unit fair values are based upon consideration of various valuation methodologies, including an income approach and a market approach. Using the Discounted Cash Flow Method (“DCF”), the value of a company is estimated based on the present value of its expected future economic benefits. Assumptions used in a DCF require the exercise of significant judgment, including appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. The discount rates, which are intended to reflect the risks inherent in the future cash flow projection used in the DCF, are based on market-participant inputs employed in developing a weighted average cost of capital (“WACC”).Using a market approach, the value of a company is estimated based on comparisons to similar public companies and transactions involving similar companies in the industry. These comparisons and the ultimate application of pricing multiples require significant judgment in the selection of the guideline companies and precedent transactions employed in the analysis and the pricing multiples applied to the reporting unit's operating metrics.
The Company believes its prospective cash flow assumptions are reasonable. However, future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If ongoing estimates of future cash flows are not met, impairment charges may be recorded in future accounting periods. Estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where the Company conducts operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Company’s properties.
As discussed in Note 12, in January 2014, Tropicana AC received $31.7 million in cash in satisfaction of the remaining property credits due under the Tropicana AC Tax Appeal Settlement. Given the impact on the reporting unit’s carrying value, the Company will determine whether an interim goodwill test is required to be performed in the first quarter of 2014.
CRDA Investment
The New Jersey Casino Reinvestment Development Authority ("CRDA") deposits made by Tropicana AC are carried at cost less a valuation allowance because they have to be used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. The valuation allowance is established by a charge to the statement of operations as part of general and administrative expense at the time the obligation is incurred to make the deposit unless there is an agreement with the CRDA for a return of the deposit at full face value. If the CRDA deposits are used to purchase CRDA bonds, the valuation allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the valuation allowance is transferred to those investments and remains a valuation allowance. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less any adjustments for other than temporary impairments.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Debt Issuance Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective interest method, and are included in other assets, net, on the Company's balance sheets.
Self-Insurance Reserves
The Company is self-insured up to certain stop loss amounts for employee health coverage, workers' compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as estimated by management with the assistance of a third party claims administrator. In estimating these accruals, historical loss experience is considered and judgments are made about the expected levels of costs per claim. The Company believes its estimates of future liability are reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimates for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points. At December 31, 2013 and 2012, the Company had total self-insurance accruals of $7.7 million and $8.2 million, respectively, reflected in its balance sheets, including amounts classified as liabilities related to assets held for sale.
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
The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of December 31, 2013 is approximately $300.7 million.
Customer Loyalty Program
The Company provides certain customer loyalty programs (the "Programs") at its casinos, which allow customers to redeem points earned from their gaming activity for cash, food, beverage, rooms or merchandise. Under the Programs, customers are able to accumulate points that may be redeemed in the future, subject to certain limitations and the terms of the Programs. The Company records a liability for the estimated cost of the outstanding points under the Programs that it believes will ultimately be redeemed. The estimated cost of the outstanding points under the Programs is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, the Company accrues this cost (after consideration of estimated redemption rates) as they are earned from gaming play, which is included in promotional allowances. For points that may only be redeemed for goods or services but cannot be redeemed for cash, the Company estimates the cost and accrues for this expense as the points are earned from gaming play, which is recorded as casino operating costs and expenses. At December 31, 2013 and 2012, the Company had $4.3 million and $4.1 million accrued for the estimated cost of anticipated redemptions under the Programs, including amounts classified as liabilities related to assets held for sale.
Revenue Recognition and Promotional Allowances
Casino revenue represents the difference between wins and losses from gaming activities. Room, food and beverage and other operating revenues are recognized at the time the goods or services are provided. The Company collects taxes from customers at the point of sale on transactions subject to sales and other taxes. Revenues are recorded net of any taxes collected. The majority of the Company's casino revenue is counted in the form of cash and chips and, therefore, is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. Promotional allowances also include incentives earned in our slot bonus program such as cash, complimentary play, and the estimated retail value of goods and services (such as complimentary rooms and food and beverages). We reward customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time, principally for complimentary play, and to a lesser extent for goods or services, depending upon the property.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The amounts included in promotional allowances consist of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Room	$26,126	$27,125	$39,887
Food and beverage	35,234	40,354	45,209
Other	7,084	12,112	11,060
Total	$68,444	$79,591	$96,156
The estimated departmental costs and expenses of providing these promotional allowances, for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Room	$15,150	$15,201	$20,225
Food and beverage	33,378	36,464	41,082
Other	2,239	2,326	5,267
Total	$50,767	$53,991	$66,574
Gaming Taxes
The Company is subject to taxes based on gross gaming revenues, the number of gaming devices and/or the number of admissions in the jurisdictions in which the Company operates, subject to applicable jurisdictional adjustments. These gaming taxes are included in casino operating costs and expenses on the Company's statements of operations. Gaming taxes included in continuing operations totaled $67.1 million, $74.1 million and $74.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Advertising
The Company expenses advertising costs as incurred or the first time the advertising takes place. Advertising expense, included in continuing operations, which is generally included in marketing, advertising and promotions on the Company's statements of operations, was $10.4 million, $9.9 million and $8.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Income Taxes
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
NOTE 3—RECEIVABLES
Receivables consist of the following (in thousands):

	December 31,
	2013	2012
Casino	$18,000	$19,670
Hotel	4,539	5,024
Predecessors' administrative tax claim	10,478	10,478
Income tax receivable	1,266	—
Other	6,308	4,864
	40,591	40,036
Allowance for doubtful accounts	(11,805)	(12,223)
Receivables, net	$28,786	$27,813
The Predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. In October 2012, the Company partially settled certain of the Predecessors' administrative tax claim amounts and received a refund of $3.8 million. The timing of any collections on these claims is uncertain and is pending litigation. During the years ended December 31, 2013, 2012 and 2011, the Company recognized bad debt expense of $2.1 million, $2.4 million and $4.4 million, respectively, and had $2.4 million, $2.0 million and $2.6 million, respectively, in write-offs of uncollectable account receivables, majority of which was related to Tropicana AC.
NOTE 4—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	December 31,
		2013	2012
Land	—	$89,724	$90,190
Buildings and improvements	10 - 40	335,050	316,695
Furniture, fixtures and equipment	3 - 7	130,174	101,940
Riverboats and barges	5 - 15	18,990	20,100
Construction in progress	—	12,708	13,029
		586,646	541,954
Accumulated depreciation		(125,901)	(93,530)
Property and equipment, net		$460,745	$448,424
Depreciation expense for property and equipment totaled $34.4 million, $31.1 million and $30.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Impairment of Property and Equipment
In January 2013 the Jubilee barge was damaged as a result of a high-wind storm. The Company has filed claims with its insurance carriers. Due to the damage sustained, the Company tentatively adjusted the carrying value of the barge to an estimated salvage value of $0.7 million, which resulted in a loss of $0.4 million included in the accompanying consolidated statement of operations for the year ended December 31, 2013. During 2013 the Company had recorded a total of approximately $0.9 million in expenses and write-downs, which includes a $0.2 million loss on sale of a portion of the barge. The Company also received $0.7 million in insurance proceeds, which resulted in a receivable of $0.2 million, which is recognized in the consolidated balance sheet at December 31, 2013. In January 2014, the Company settled the filed claims for $5.9 million and has received the remaining $5.2 million in proceeds related to this claim which will be recognized as a gain in the first quarter of 2014.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
In connection with the application of fresh-start reporting, the Company recorded goodwill and intangible assets which were adjusted during our annual impairment testing in the fourth quarters of 2011 and 2010.
Changes in the carrying amount of Goodwill by segment are as follows (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South and other	1,731	(1,731)	—	1,731	(1,731)	—
Corporate	10,704	—	10,704	10,704	—	10,704
Total	$26,659	$(1,731)	$24,928	$26,659	$(1,731)	$24,928
As a result of annual impairment testing in 2010 the Company recognized a $1.7 million impairment of goodwill at Belle of Baton Rouge.
Intangible assets consist of the following (in thousands):

	Estimated life (years)	December 31,
		2013	2012

Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	28,700	28,700
Customer lists	3	2,861	2,861
Favorable lease	5 - 42	15,645	15,645
Total intangible assets		72,706	72,706
Less accumulated amortization:
Customer lists		(2,861)	(2,702)
Favorable lease		(2,831)	(2,059)
Total accumulated amortization		(5,692)	(4,761)
Intangible assets, net		$67,014	$67,945
Upon the adoption of fresh-start reporting, the Company recognized $29.5 million in an indefinite life trade name related to the "Tropicana" trade name which was reduced by a $3.7 million impairment loss during the fourth quarter of 2010 and an additional $0.3 million impairment loss in the fourth quarter of 2011. The Company also recognized, upon the adoption of fresh-start reporting, $44.0 million of indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators, which was reduced by a $15.3 million impairment loss during the fourth quarter of 2010. At December 31, 2013 and 2012, the indefinite life gaming license of $28.7 million is related to Tropicana Evansville.
Customer lists, which represent the value associated with customers enrolled in our customer loyalty programs, were valued at $1.5 million upon adoption of fresh-start reporting and $1.4 million was also recognized in connection with the Tropicana AC acquisition and were amortized on a straight-line basis over three years. Amortization expense related to customer lists, which is amortized to depreciation and amortization expense, for the years ended December 31, 2013, 2012 and 2011 was $0.2 million, $1.0 million and $1.0 million, respectively. As of December 31, 2013 the customer lists were fully amortized.
Favorable lease arrangements were valued at $8.6 million upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over 30 years, which approximates the remaining useful life of the respective leased facility. In the second quarter of 2012, the Company determined that certain lease arrangements valued upon adoption of fresh-start reporting were overstated; accordingly, the Company reduced the intangible asset, net of accumulated amortization, by $5.3 million as of June 30, 2012 (see Note 2 - Favorable lease adjustment). In connection with the Tropicana AC acquisition, the Company also recognized $5.2 million of intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. In the second quarter of 2012, management reviewed the tenant leases at Tropicana AC and determined that there was a $1.8 million, net of accumulated

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

amortization, impairment due to certain original tenant leases being terminated early. The remaining balance will continue to be amortized over the remaining useful life. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized $10.3 million of intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease of approximately 42 years. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the years ended December 31, 2013, 2012 and 2011, was $0.8 million, $0.9 million and $1.5 million, respectively. Estimated annual amortization related to the Company's favorable lease arrangements is anticipated to be $0.8 million in the year ending December 31, 2014, $0.7 million in the year ending December 31, 2015, and $0.4 million in each of the years ending December 31, 2016, 2017 and 2018.
Impairment of Intangible Assets and Goodwill
As a result of our annual impairment test in the fourth quarter of 2011, the Company recognized an additional impairment loss of $0.3 million related to the “Tropicana” trade name. There were no additional impairment losses recognized during 2011 associated with the respective gaming licenses or goodwill.
The fair value of the "Tropicana" trade name was based on the relief from royalty method of the income approach which resulted in an impairment loss of $0.3 million during 2011, respectively, primarily due to reduced revenue projections. The gaming licenses were tested for impairment using a discounted cash flow approach. The fair value of the gaming license at Belle of Baton Rouge and goodwill at Belle of Baton Rouge were impacted by lower cash flow projections which resulted in the impairment and elimination of the intangible assets originally recorded in fresh-start reporting of $4.8 million for the gaming license and $1.7 million for goodwill at Belle of Baton Rouge. The fair value of the gaming license at Tropicana Evansville was impacted by higher capital expenditure assumptions, lower free cash flow amounts and changes in the weighted average cost of capital which reduced the fair value of the gaming license from the amount recorded upon the adoption of fresh-start reporting of $39.2 million to $28.7 million resulting in a $10.5 million impairment loss at Tropicana Evansville.
NOTE 6—IMPAIRMENT CHARGES, OTHER WRITE-DOWNS AND RECOVERIES
Impairment charges and other write-downs included in continuing operations consist of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Impairment of barge (Note 4)	$439	$—	$—
Impairment of intangible assets (Note 5)	—	1,779	300
Loss on disposal of assets	48	109	(84)
Gain on insurance recoveries	—	(4,318)	—
Total impairment charges, other write-downs and recoveries	$487	$(2,430)	$216
Flooding Related Expenses and Insurance Recoveries
Tropicana Greenville and Jubilee, both located in Greenville, Mississippi, closed for approximately 29 days in May 2011, as a result of Mississippi River flooding. The Company filed claims with its insurance carriers for Tropicana Greenville and Jubilee under its property and business interruption policies in July 2011. During 2011, the Company received $2.5 million in advances from its insurance carriers, which resulted in a $1.6 million deferred gain, net of expenses and write-downs, as of December 31, 2011. Through December 31, 2012, the Company received an additional $2.8 million in advances from its insurance carriers and substantially finalized its filed claims resulting in a gain of $4.3 million, net of expenses and write-downs, which is included in the accompanying consolidated statement of operations for the year ended December 31, 2012. The proceeds are recognized in the accompanying consolidated statements of cash flows for the year ended December 31, 2012 as follows, $0.7 million in insurance proceeds for flood losses from business interruption in cash flows from operating activities and $2.1 million in insurance proceeds for flood losses in cash flows from investing activities.
NOTE 7—INVESTMENTS
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at December 31, 2013 and 2012 approximates their fair value.
Investments consist of the following (in thousands):

	December 31,
	2013	2012
Investment in bonds—CRDA	$16,542	$16,616
Less unamortized discount	(4,417)	(4,498)
Less valuation allowance	(3,463)	(3,415)
Deposits—CRDA	29,538	29,751
Less valuation allowance	(7,201)	(6,987)
Direct investment—CRDA	4,022	4,612
Less valuation allowance	(1,381)	(1,280)
Total investments	$33,640	$34,799
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the years ended December 31, 2013, 2012 and 2011, the Company charged $1.0 million, $0.5 million and $1.7 million, respectively, to general and administrative expenses on the accompanying consolidated statement of operations. In addition, the Company recognized interest income of $0.6 million, $0.4 million and $0.4 million, respectively, related to the CRDA investment for the years ended December 31, 2013, 2012 and 2011.
NOTE 8—OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2013	2012
Debt issuance costs	$4,304	$2,910
Tropicana Evansville prepaid rent	2,475	5,175
Deposits	4,812	6,176
Other	4,379	2,022
Other assets	$15,970	$16,283

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued payroll and benefits	$24,697	$24,403
Accrued gaming and related	10,564	10,604
Accrued taxes	9,587	10,302
Predecessors' administrative tax claim	9,792	9,792
Other accrued expenses and current liabilities	9,715	9,798
Total accrued expenses and other current liabilities	$64,355	$64,899
The Predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. In October 2012, the Company partially settled certain of the Predecessors' administrative tax claim amounts and reduced the related liability by $3.8 million. The Company is in the process of determining the timing and amount of the Predecessors' claims to be settled.
NOTE 10—DEBT
Debt consists of the following (in thousands):

	December 31,
	2013	2012
New Term Loan Facility, due 2020, interest at 4.0% at December 31, 2013, net of unamortized discount of $1.5 million at December 31, 2013.	$297,771	$—
Term Loan Facility, due 2018, interest at 7.5% at December 31, 2012, net of unamortized discount of $3.0 million at December 31, 2012	—	170,665
Other long-term debt	—	89
Total long-term debt	297,771	170,754
Less current portion of debt	(3,000)	(1,795)
Total long-term debt, net	$294,771	$168,959
New Credit Facilities
On November 27, 2013, the Company entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “New Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”). Commencing on December 31, 2013, the New Term Loan Facility will amortize in equal quarterly installments in an amount of $750,000, with any remaining balance payable on the final maturity date of the New Term Loan Facility, which is November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018.

Approximately $172.4 million of the net proceeds from the New Credit Facilities were used to repay in full the principal amounts outstanding under the Company's existing Credit Facilities. The Credit Facilities were terminated effective as of November 27, 2013. The Company also recognized a $4.9 million loss on debt retirement which related to the write-off of unamortized debt issuance costs and discounts. A portion of the proceeds from the New Credit Facilities are also intended to be used to finance the Company’s previously announced pending acquisition of the Lumière Place Casino and Hotel complex in St. Louis, Missouri (the “Lumière Acquisition”). Completion of the Lumière Acquisition is subject to various conditions, including, among others, regulatory approvals from the Missouri Gaming Commission and the U.S. Federal Trade Commission. The Company can make no assurances that the conditions will be satisfied or that the Lumière Acquisition will be consummated in a timely manner, if at all.

The New Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%;

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of December 31, 2013, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

The New Credit Facilities are guaranteed by all of the Company's domestic subsidiaries, subject to limited exceptions where gaming approval is being sought, and additional subsidiaries may be required to provide guarantees, subject to limited exceptions. The New Credit Facilities are secured by a first lien on substantially all assets of the Company and the domestic subsidiaries that are guarantors, with certain limited exceptions. Subsidiaries that become guarantors will be required, with certain limited exceptions, to provide first liens and security interests in substantially all their assets to secure the New Credit Facilities.

At the election of the Company and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the New Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.

The New Term Loan Facility may be prepaid at the option of the Company at any time without penalty (other than customary LIBO Rate breakage fees), except that a 1% re-pricing premium will apply in certain circumstances if any term loans under the New Term Loan Facility are prepaid prior to May 27, 2014. The Company is required to make mandatory payments of the New Credit Facilities with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if the Company's total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights). In addition, if the Company does not consummate the Lumière Acquisition on or before December 31, 2014, or if the purchase agreement for the Lumière Acquisition is terminated, the Company is required to prepay the amount of $125 million (subject to credits for any prior optional prepayments of the New Term Loan Facility).

Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at December 31, 2013.
Scheduled maturities of the Company's long-term debt at December 31, 2013 are as follows (in thousands):

Years ending December 31,
2014	$3,000
2015	3,000
2016	3,000
2017	3,000
2018	3,000
Thereafter	284,250
Total scheduled maturities	299,250
Unamortized debt discount	(1,479)
Total long-term debt	$297,771

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Credit Facilities
In March 2012, the Company entered into the credit facilities (the "Credit Facilities"), which consisted of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million, issued at a discount of 2% (the "Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012 under the Credit Facilities, the Term Loan Facility required quarterly principal payments of 0.25% of the original principal amount with any remaining outstanding amounts due on the maturity date, March 16, 2018. The Term Loan Facility was secured by substantially all of the Company's assets and was guaranteed by all of the Company's domestic subsidiaries. A portion of the net proceeds from the Term Loan Facility was used to repay in full the amounts outstanding under the Exit Facility, which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. During the year ended December 31, 2012 the Company recognized a $12.8 million loss on debt retirement which consists of a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts. The obligations under the Term Loan Facility accrued interest as defined in the Term Loan Facility such that the applicable interest rate was not less than 7.50%. In November 2013, the Credit Facilities were paid in full and terminated.
Exit Facility
On December 29, 2009, TEI entered into a credit facility (the "Exit Facility") with multiple lenders including entities affiliated with Mr. Icahn ("Icahn Affiliates"), as further discussed in Note 15, which consisted of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Exit Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Exit Revolving Facility"). The Exit Facility would have matured on March 8, 2013. The Exit Term Loan Facility required mandatory principal payments of $1.3 million annually on March 8, 2011 and 2012. In addition to the required principal payments the Company made a $25.0 million principal pre-payment in December 2011 and recognized a $2.4 million loss related to that prepayment. The Exit Revolving Facility generally did not require mandatory borrowing or principal payments. Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders under the Exit Facility. All amounts outstanding under the Exit Facility accrued interest at a rate per annum of 15% so long as no default or event of default had occurred and was continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company was required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility was guaranteed by substantially all the existing and future subsidiaries of TEI. In March 2012 the Company paid in full the remaining outstanding amounts and terminated the Exit Facility.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Effective January 1, 2013, Icahn Sourcing restructured its ownership and changed its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses in 2013. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. The Company paid Insight Portfolio Group $0.3 million during the year ended December 31, 2013.
NOTE 12—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $7.7 million and $8.2 million as of December 31, 2013 and 2012, respectively, of which $7.2 million and $7.7 million is included in other long-term liabilities on the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively.
Tropicana Evansville Land Lease
The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated. Under the terms of the lease, the Company may extend the lease term through November 30, 2040 by exercising up to seven five-year renewal options. In March 2010, the Company amended the Tropicana Evansville land lease and exercised its second of its seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2.0 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 12% of the AGR in excess of $100 million. In accordance with the lease renewal, during the 2010 the Company paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015. In addition, per the terms of the lease, the Company agreed to construct a pedestrian bridge to Tropicana Evansville as a leasehold improvement to be completed within three years after the Effective Date. The bridge opened in April 2012 at a cost of approximately $3.4 million.
Belle of Baton Rouge Lease
Belle of Baton Rouge leases certain land and buildings under separate leases, with annual payments of $0.2 million. In addition, Belle of Baton Rouge leases a parking lot with annual base rent of approximately $0.4 million, plus 0.94% of annual adjusted gross revenue in excess of $45 million but not to exceed $80 million through August 2015.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

the Company has several options to extend the lease for a total term of up to twenty-five years. Initial annual rent is $0.4 million with rent adjustments in option periods based upon the Consumer Price Index.
Jubilee Lease
The Company had a lease agreement with the City of Greenville, Mississippi, for the moorage, docking and berthing of Jubilee. The lease with the City of Greenville required annual rental payments of $0.4 million was due to expire in August 2020 and provided the Company with the option of two five-year renewals. Jubilee ceased operations at its riverboat facility in April 2012 and in April 2013 the Jubilee casino vessel was moved to a dry dock facility in Amelia, Louisiana where it was evaluated for an insurance claim (see Note 4). In October 2013 the Company and the City of Greenville entered into an agreement to terminate the Jubilee Lease upon execution of the new Tropicana Greenville lease noted above.
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
Operating Leases
In addition to the above land and building leases, the Company leases various land parcels, buildings and equipment used in its operations including the office space for its corporate office in Las Vegas, Nevada. Future minimum rental payments, excluding the prepayment of rent to the City of Evansville, that have initial or remaining non-cancelable lease terms (excluding renewable periods) in excess of one year as of December 31, 2013 are as follows (in thousands):

Years ending December 31,
2014	$6,465
2015	6,155
2016	5,784
2017	5,716
2018	5,693
Thereafter	46,980
Total	$76,793
Rent expense included in continuing operations totaled approximately $14.0 million, $16.0 million and $15.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Other Commitments and Contingencies
2011 New Jersey Legislation
On February 1, 2011, New Jersey enacted legislation (the "Tourism District Bill") that delegates redevelopment authority and creation of a master plan to the CRDA and allowed the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. Through this legislation the Atlantic City casinos are required to contribute $5.0 million prior to 2012. Thereafter, the legislation obligates the Atlantic City casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for the Tourism District Bill in the aggregate amount of $30.0 million annually over the next five years. Each Atlantic City casino's proportionate share of the assessment will be based on the gross revenue generated in the preceding fiscal year. The Company paid $2.4 million, $2.5 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company estimates its portions of these industry obligations to be approximately 8.0%.
New Jersey CRDA
Under current New Jersey law, the New Jersey Casino Control Commission imposes an annual tax of 8% on gross casino revenue and commencing with the operations of Internet Gaming, an annual tax of 15% on Internet gaming gross revenue. Pursuant to New Jersey law, casino license holders or Internet gaming permit holders (as applicable) are required to invest an

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

additional 1.25% of gross casino revenue and 2.5% of Internet gaming gross revenue for the purchase of bonds to be issued by the CRDA or to make other approved investments equal to those amounts; and in the event the investment requirement is not met, the casino license holder or Internet gaming permit holder (as applicable) is subject to a tax of 2.5% on gross casino revenue and 5% on Internet gaming gross revenue. As mandated by New Jersey law, the interest rate of the CRDA bonds purchased by the licensee will be two thirds of the average market rate for bonds available for purchase and published by a national bond index at the time of the CRDA bond issuance.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying consolidated balance sheet as of December 31, 2013 and 2012. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011 the parties are awaiting the Court's decision regarding these motions.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
In May 2013, the Department, the Commission and the Company (among others) entered into a settlement agreement (the “Settlement”) to resolve the Predecessor Refund Claims and the Company Exemption Claims. Pursuant to the Settlement, the Company has received partial refunds and tax credits in the amount of approximately $1.1 million related to the Predecessor Refund Claims. The Settlement was contingent upon enactment of legislation by the State of Nevada (“Assembly Bill 506”) that clarified that food, meals and non-alcoholic beverages provided on a complimentary basis to employees, patrons or guests of a retailer are not subject to sales or use tax. Assembly Bill 506 was enacted in June 2013. As a result of the Settlement, the Company reversed accrued sales and use taxes of $0.5 million and recognized the adjustment as a reduction to general and administrative expenses from continuing operations in the accompanying consolidated statements of income.
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
Tropicana AC Tax Appeal Settlement
In January 2013 we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC was to receive a $49.5 million refund in the form of credits against annual real estate tax bills beginning in 2013 and ending in 2017. The credits were to be front-loaded in 2013 and 2014 so that after the credits are applied, Tropicana paid $1.8 million in taxes in 2013. The Company utilized $16.0 million of credits as a reduction to operating expenses in the year ended December 31, 2013. In addition, the Company expensed $4.1 million in professional fees related to this settlement in the year ended December 31, 2013. In January 2014, the Company received $31.7 million in cash as payment to satisfy future credits.
Indiana Gross Income Tax Appeals
In October 2012 we partially settled gross income tax litigation pending with the State of Indiana related to our Predecessor, Aztar Missouri Gaming Corporation (“AMO”). Pursuant to the settlement we received a refund in the approximate amount of $3.8 million attributed to AMO's overpayment of gross income tax for the tax years 2004 through 2007. Gross income tax refund claims involving our Predecessor, Aztar Indiana Gaming Corporation (“AIN”), for the same tax years as well as gross income tax assessments involving AIN for the tax year 2008 remain in litigation.
Litigation in General
The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.
NOTE 13—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 26,312,500 shares were issued and outstanding as of December 31, 2013. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of December 31, 2013. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Warrants
In accordance with the Plan, holders of the Predecessors' $960 million of 95/8% Senior Subordinated Notes and general unsecured claims received warrants to purchase 3,750,000 shares of Common Stock ("Ordinary Warrants"). The Ordinary Warrants have a four year, six month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying consolidated balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as a reorganization item of the Predecessors statements of operations.
In addition, pursuant to the terms of the Exit Facility, the Company issued Penny Warrants to purchase 1,312,500 shares of Common Stock at a strike price of $0.01 to participating lenders on the Effective Date. The Penny Warrants had a term of 3 months. The Company valued the Penny Warrants using the Black-Scholes option valuation model assuming a life of 0.24 years, a volatility factor of 41% and a risk free rate of 0.16%. During the Successor Period, all the 1,312,500 Penny Warrants were exercised at $0.01 per share. The resulting value of $19.5 million was treated as a debt discount and the unamortized balance was netted against the carrying value of the Exit Facility prior to March 2012. The discount was amortized at a constant rate applied to the outstanding balance of the Exit Facility with a corresponding increase in non-cash interest expense. The unamortized balance of $5.5 million was included in the loss on debt retirement in March 2012 when the Exit Facility was repaid in full.
Significant Ownership
At December 31, 2013, Mr. Icahn indirectly controlled approximately 67.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
NOTE 14—BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Excluded from the calculation of diluted EPS are the Ordinary Warrants to purchase 3,750,000 shares of our common stock as they were anti-dilutive for all periods presented.
NOTE 15—EMPLOYEE BENEFIT PLANS
Retirement Plans
The Company offers a defined contribution 401(k) plan, which covers substantially all employees who are not covered by a collective bargaining agreement and who reach certain age and length of service requirements. Plan participants can elect to defer before tax compensation through payroll deductions. Such deferrals are regulated under Section 401(k) of the Internal Revenue Code. The plan allows for the Company to make an employer contribution on the employee's behalf at the Company's discretion. The Predecessors elected to suspend the employer contribution effective May 1, 2009 with the exception of Tropicana Evansville. The Company suspended the employer contributions at Tropicana AC and Tropicana Evansville in September 2010 and February 2011, respectively. The Company does not sponsor a defined benefit plan.
The Company made no matching contributions in 2013 or 2012. The Company's matching contributions included in continuing operations were approximately $36,000 for the year ended December 31, 2011.
Multiemployer Pension Plans
At December 31, 2013 and 2012 we had collective bargaining agreements with unions covering certain employees. Certain Company employees who are members of various unions are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension plans. The risks of participating in multiemployer pension plans are different from single-employer pension plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (iii) if the Company stops participating in some of its multiemployer pension plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The Company's total contributions to these multiemployer plans were $0.0 million, $0.5 million and $3.0 million for the years ended December 31, 2013 and 2012, and 2011, respectively, and do not represent more than 5% of total contribution to those plans. The Company's participation in the individually significant plan is outlined in the table below, while other plans have been aggregated in the “Other” line as the contributions to these plans are not material:

Pension Fund	EIN/Pension Plan number	Pension Protection Act Status	Contributions (in thousands)			Funding Improvement Plan/ Rehabilitation Plan Status	Surcharge Paid
			2013	2012	2011
UNITE HERE National Retirement Fund	13-6130178 / 001	Red (a)	$—	$461	$2,755	Implemented	No
Other			—	—	238
Total			$—	$461	$2,993
(a) On March 31, 2010, this fund was certified in critical status under the federal multiemployer plan funding laws pursuant to the Pension Protection Act of 2006.

During 2011, the Company withdrew from certain "Other" union pension plans and paid $0.3 million of withdrawal liabilities. Under the UNITE HERE National Retirement Fund Rehabilitation Plan (the "NRF"), the Company paid increased contributions from January 2012 until the Company withdrew from the plan on February 25, 2012. The contributions increased from $1.773 per employee per straight time hour worked to $1.925 per employee per straight time hour worked. In September 2011, the collective bargaining agreement with UNITE HERE expired and the Company continued to voluntarily contribute to the NRF after the September 2011 expiration date through February 25, 2012 (at which time the Company declared an impasse in the collective bargaining negotiations and ceased contributions to the NRF). UNITE HERE subsequently filed a complaint with the National Labor Relations Board (the "NLRB") alleging that the Company's declarations of an impasse violated the National Labor Relations Act. The Company is contesting this complaint. In the event the NLRB rules against the Company and in favor of UNITE HERE and the Company is unsuccessful in overturning such NLRB ruling, the Company could be required to make contributions to the NRF for the period of time in which the Company's withdrawal was in effect. In addition,

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

in January 2012 the NRF's legal counsel sent a letter to the Company asserting that any Company withdrawal from the NRF would not be entitled to the NRF's "Free Look Rule" and would trigger a withdrawal liability. In addition, in November 2013 the Company was advised by UNITE HERE that the NRF had estimated the Company’s withdrawal liability from the NRF to be approximately $4 million. The Company disagrees with this assertion and does not believe it has any legal obligation for any withdrawal liability.
NOTE 16—DISCONTINUED OPERATIONS
Horizon Vicksburg
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
River Palms
As discussed in Note 1, in April 2013, the Company entered into an agreement to sell substantially all of the assets and certain liabilities of River Palms. In accordance with accounting guidance for assets held for sale, the results of operations for River Palms are presented as discontinued operations in the accompanying consolidated statements of income while its assets and liabilities are presented as held for sale in the accompanying balance sheets. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying consolidated statements of cash flows.
In October 2013, the Company notified the buyers that it had elected to terminate the agreement to sell River Palms, effective immediately, pursuant to the terms of the agreement. The Company is actively marketing this property for sale and continues to classify River Palms as an asset held for sale.
The assets and liabilities of River Palms are presented as held for sale as follows (in thousands, unaudited):

	December 31,
	2013	2012
Cash	$2,138	$2,280
Receivables, net	245	683
Property and equipment, net	6,147	6,561
Other assets	719	856
Total assets held for sale	$9,249	$10,380

Accounts payable	$411	$1,085
Accrued expenses and other liabilities	1,237	1,354
Total liabilities related to assets held for sale	$1,648	$2,439
Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

	Year ended December 31,
	2013	2012	2011
Net revenues	$17,484	$19,430	$25,174
Operating costs and expenses	(18,721)	(20,703)	(26,679)
Impairment of discontinued operations	(2,611)	—	(5,139)
Loss from operations	(3,848)	(1,273)	(6,644)
Interest income, net	—	—	1
Income (loss) from disposal of discontinued operations, net	—	—	1,007
Income tax benefit (expense)	104	(540)	1,485
Loss from discontinued operations, net	$(3,744)	$(1,813)	$(4,151)

Gain from Disposal of Discontinued Operations, Net
The Company no longer owned or operated Horizon Vicksburg as of March 25, 2011. As a result, the Company recorded a gain from the disposition of Horizon Vicksburg in the first quarter of 2011 of $1.0 million, which is included in the income from discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2011.
Loss Related to Sale and Impairment of River Palms
The Company compared its carrying value of River Palms to the estimated sale price less estimated costs to complete the sale and recorded a preliminary loss on the sale of River Palms of $2.6 million which is included in the loss from discontinued operations for the year ended December 31, 2013.
Additionally, the Company evaluates its property and equipment for impairment whenever indicators of impairment exist. During the fourth quarter of 2011 the Company performed an impairment evaluation of the real and personal property at River Palms due to reduced revenue projections at River Palms and the continued economic conditions in Laughlin, Nevada. The real and personal property was valued using both the cost and market approaches. As a result of the impairment valuation the Company recognized an impairment loss of $5.1 million at River Palms, which is included in the loss from discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2011.
NOTE 17—INCOME TAXES
The Company files a consolidated federal income tax return and for the years ended December 31, 2013, 2012 and 2011 is the common parent for income tax purposes.
The income tax expense (benefit) attributable to net loss from continuing operations before income taxes is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$—	$(313)	$2,784
State	2,443	3,268	1,459
Total current	2,443	2,955	4,243
Deferred:
Federal	84	(84)	(21)
State	7	(7)	(2)
Total deferred	91	(91)	(23)
Expense (benefit) from income taxes	$2,534	$2,864	$4,220

A reconciliation of the federal income tax statutory rate and the effective tax rate is as follows:

	Year ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Employment credits	(2.0)	—	272.8
Permanent differences	1.3	1.8	(67.6)
Disallowed foreign activity	1.2	4.2	(325.6)
State tax	7.4	9.4	(278.2)
Valuation allowance	(32.5)	(38.4)	439.8
Effective tax rate	10.4%	12.0%	76.2%

The major tax-effected components of the net deferred tax liability are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Receivables	$4,787	$5,050
Accrued compensation	3,772	5,060
Reserves/accrued liabilities	1,991	2,531
Net operating loss carryforward	68,368	61,762
Property and equipment	131,861	138,532
Credits/carryforwards	2,320	2,646
Other assets	2,661	3,452
Gross deferred tax assets	215,760	219,033
Valuation allowance	(211,082)	(214,563)
Total deferred tax assets	$4,678	$4,470

Deferred tax liabilities:
Deductible prepaid expenses	$(3,529)	$(3,088)
Intangible assets	(20,808)	(20,950)
Total deferred tax liabilities	(24,337)	(24,038)
Net deferred tax liabilities	$(19,659)	$(19,568)
The Company has federal net operating loss carryforwards pursuant to the acquisition of Adamar. Internal Revenue Code Section 382 ("Section 382") places certain limitations on the annual amount of net operating loss carryforwards that can be utilized when a change of ownership occurs. The Company believes its acquisition of Adamar was a change in ownership pursuant to Section 382. As a result of the annual limitation, the net operating loss carryforward amount available to be used in future periods is approximately $184.8 million and will begin to expire in 2028 and forward. As of December 31, 2013, the Company could not determine it was more likely than not to utilize its net operating loss carryforwards before expiration and has established a full valuation allowance.
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
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

December 31,
	2013	2012	2011
Unrecognized tax benefits, beginning of period	$—	$—	$—
Reductions based on tax positions related to the prior year	—	—	—
Reductions due to lapse of statute of limitations	—	—	—
Unrecognized tax benefits, end of period	$—	$—	$—
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
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the years ended December 31, 2013, 2012 and 2011, (in thousands):

	Year ended December 31,
	2013	2012	2011
Net revenues:
East	$244,471	$264,037	$279,063
Central	120,459	122,502	123,975
West	101,769	101,087	100,086
South and other	90,968	105,732	96,910
Corporate	—	—	—
Total net revenues	$557,667	$593,358	$600,034
Operating income:
East	$11,188	$2,059	$2,286
Central	27,977	27,002	26,284
West	11,467	12,676	13,039
South and other	4,748	20,413	10,670
Corporate	(12,617)	(9,145)	(12,832)
Total operating income	$42,763	$53,005	$39,447
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$42,763	$53,005	$39,447
Interest expense	(14,331)	(17,161)	(32,401)
Interest income	846	777	878
Loss on debt retirement	(4,897)	(12,847)	(2,385)
Income from continuing operations before income taxes	$24,381	$23,774	$5,539

	December 31,
	2013	2012
Assets by segment:
East	$368,317	$343,777
Central	151,139	154,860
West	111,786	106,235
South and other	119,142	118,197
Corporate	283,988	167,451
Assets held for sale	9,249	10,380
Total assets	$1,043,621	$900,900

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 19—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(amounts in thousands, except per share data)
Net revenues	$138,361	$143,751	$148,747	$126,808
Operating income	9,353	18,308	13,883	1,219
Income (loss) from continuing operations	5,279	13,840	9,129	(6,401)
Income (loss) from discontinued operations, net	46	(830)	(783)	(2,177)
Net income (loss)	$5,325	$13,010	$8,346	$(8,578)
Basic and diluted income (loss) per common share attributable to Tropicana Entertainment Inc.:
Income (loss) from continuing operations	$0.20	$0.53	$0.35	$(0.24)
Net income (loss)	$0.20	$0.49	$0.32	$(0.33)

	Year ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(amounts in thousands, except per share data)
Net revenues	$149,333	$158,736	$166,481	$118,808
Operating income (loss)	12,013	15,510	26,382	(900)
Income (loss) from continuing operations, including noncontrolling interest	(5,701)	9,435	21,348	(4,172)
Loss from discontinued operations, net	880	(675)	(492)	(1,526)
Net income (loss)	$(4,821)	$8,760	$20,856	$(5,698)
Basic and diluted income (loss) per common share attributable to Tropicana Entertainment Inc.:
Income (loss) from continuing operations	$(0.22)	$0.36	$0.81	$(0.16)
Net income (loss)	$(0.18)	$0.33	$0.79	$(0.22)

NOTE 20—SUBSEQUENT EVENTS

In October 2013, RIH Acquisitions NJ, LLC, the owner and operator of the Atlantic Club Casino, one of our competitors in Atlantic City, filed for Chapter 11 bankruptcy in U.S. Bankruptcy Court in Camden, New Jersey. The bankruptcy court subsequently approved the Company’s bid to purchase various personal property assets of the Atlantic Club including its gaming equipment and the patron database. In January 2014, the Atlantic Club ceased operations and the Company completed the purchase of these Atlantic Club assets for approximately $9.1 million.