Form 10-Q
period 2014-03-31
Tropicana Entertainment Inc.
filed 2014-05-07
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 5, 2014, there were 26,312,500 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$391,615	$356,755
Restricted cash	30,865	30,856
Receivables, net	32,674	28,786
Inventories	4,737	4,435
Prepaid expenses and other assets	15,100	11,243
Assets held for sale	9,903	9,249
Total current assets	484,894	441,324
Property and equipment, net	463,137	460,745
Goodwill	15,857	24,928
Intangible assets, net	66,821	67,014
Investments	31,325	33,640
Other assets, net	14,879	15,970
Total assets	$1,076,913	$1,043,621

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Liabilities related to assets held for sale	1,826	1,648
Accounts payable	40,758	38,865
Accrued expenses and other current liabilities	72,184	64,355
Total current liabilities	117,768	107,868
Long-term debt, net	294,076	294,771
Other long-term liabilities	7,068	7,198
Deferred tax liabilities	19,659	19,659
Total liabilities	438,571	429,496

Commitments and contingencies

Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at March 31, 2014 and December 31, 2013	263	263
Additional paid-in capital	600,359	600,359
Retained earnings	37,720	13,503
Total shareholders' equity	638,342	614,125
Total liabilities and shareholders' equity	$1,076,913	$1,043,621
The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Casino	$118,204	$112,804
Room	20,107	19,535
Food and beverage	18,709	19,004
Other	4,964	4,931
Gross revenues	161,984	156,274
Less promotional allowances	(17,361)	(17,913)
Net revenues	144,623	138,361
Operating costs and expenses:
Casino	52,102	49,992
Room	7,313	7,105
Food and beverage	8,667	9,019
Other	3,367	3,388
Marketing, advertising and promotions	11,684	8,878
General and administrative	28,864	28,271
Maintenance and utilities	15,302	13,453
Depreciation and amortization	9,027	8,394
Impairment charges, other write-downs and recoveries	4,513	508
Property tax settlement	(31,725)	—
Total operating costs and expenses	109,114	129,008
Operating income	35,509	9,353

Other income (expense):
Interest expense	(3,145)	(3,575)
Interest income	1,459	187
Total other income (expense)	(1,686)	(3,388)
Income from continuing operations before income taxes	33,823	5,965
Income tax expense	(9,822)	(686)
Income from continuing operations	24,001	5,279
Income from discontinued operations, net	216	46
Net income	$24,217	$5,325

Basic and diluted income per common share:
Income from continuing operations	$0.91	$0.20
Income from discontinued operations, net	0.01	—
Net income	$0.92	$0.20

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$24,217	$5,325
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance recoveries	(4,558)	—
Depreciation and amortization (including discontinued operations)	9,027	8,473
Amortization of debt discount and debt issuance costs	248	317
Impairment charges	9,071	439
Loss on disposition of asset (including discontinued operations)	—	69
Changes in current assets and current liabilities:
Receivables, net	(1,395)	101
Inventories, prepaids and other assets	(4,353)	(4,163)
Accounts payable, accrued expenses and other liabilities	9,228	(1,089)
Other	1,030	1,250
Net cash provided by operating activities	42,515	10,722
Cash flows from investing activities:
Additions of property and equipment	(12,319)	(12,427)
Insurance proceeds	5,200	—
Other	389	466
Net cash used in investing activities	(6,730)	(11,961)
Cash flows from financing activities:
Payments on debt	(750)	(448)
Restricted cash	(9)	(6)
Net cash used in financing activities	(759)	(454)
Net increase (decrease) in cash and cash equivalents	35,026	(1,693)
Increase in cash and cash equivalents related to assets held for sale	(166)	(177)
Cash and cash equivalents, beginning of period	356,755	240,381
Cash and cash equivalents, end of period	$391,615	$238,511

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest, net of interest capitalized	$2,967	$3,150
Cash paid for income taxes	425	—
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	2,158	839
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

In addition, the Company owns River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada, which is presented as discontinued operations in the accompanying condensed consolidated statements of income while the assets and liabilities are presented as held for sale in the accompanying condensed consolidated balance sheets as a result of the asset purchase agreement entered into in April 2013. As discussed in Note 15 - Discontinued Operations, in October 2013, the Company notified the buyers that it had elected to terminate, effective immediately, the agreement to sell River Palms, pursuant to the terms of the agreement. The Company is actively marketing this property for sale and continues to classify River Palms as an asset held for sale.

In August 2013, a wholly-owned subsidiary of the Company entered into an agreement to purchase Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière"). On April 1, 2014 the acquisition was completed for a purchase price of $260.0 million in cash, subject to adjustments (see Note 18 - Lumière Acquisition).
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles in the United States ("GAAP") are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, from which the accompanying condensed consolidated balance sheet information as of that date was derived.
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
Restricted Cash
Restricted cash consisted primarily of funds invested in approved money market funds. At March 31, 2014 and December 31, 2013, $9.7 million was restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $6.2 million was restricted to collateralize letters of credit. In addition, at March 31, 2014 and December 31, 2013, $15.0 million was held in escrow in connection with the agreement to purchase Lumière.
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
The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of March 31, 2014 is approximately $297.8 million.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The amounts included in promotional allowances consist of the following (in thousands):

	Three months ended March 31,
	2014	2013
Room	6,778	6,255
Food and beverage	9,178	8,808
Other	1,405	2,850
Total	$17,361	$17,913
The estimated departmental costs and expenses of providing these promotional allowances, for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands):

	Three months ended March 31,
	2014	2013
Room	$4,279	$3,936
Food and beverage	8,497	8,063
Other	564	398
Total	$13,340	$12,397
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
Reclassifications
The unaudited condensed consolidated financial statements reflect certain reclassifications to prior year amounts in order to conform with current year presentation. In addition, prior year amounts in the accompanying condensed consolidated statements of income have been adjusted for reclassification of River Palms from continuing operations to discontinued operations (see Note 15 - Discontinued Operations). The reclassifications have no effect on previously reported net income.
NOTE 3—RECEIVABLES
Receivables consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Casino	$16,865	$18,000
Hotel	3,926	4,539
Predecessors' administrative tax claim	10,478	10,478
Income tax receivable	—	1,266
Other	12,730	6,308
Receivables, gross	43,999	40,591
Allowance for doubtful accounts	(11,325)	(11,805)
Receivables, net	$32,674	$28,786
The Predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. The timing of any collections on these claims is uncertain and is pending litigation.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 4—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	March 31, 2014	December 31, 2013
Land	—	$89,846	$89,724
Buildings and improvements	10 - 40	336,148	335,050
Furniture, fixtures and equipment	3 - 7	131,706	130,174
Riverboats and barges	5 - 15	18,590	18,990
Construction in progress	—	21,610	12,708
Property and equipment, gross		597,900	586,646
Accumulated depreciation		(134,763)	(125,901)
Property and equipment, net		$463,137	$460,745
NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.

Changes in the carrying amount of Goodwill by segment are as follows (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South and other	1,731	(1,731)	—	1,731	(1,731)	—
Corporate	10,704	(9,071)	1,633	10,704	—	10,704
Total	$26,659	$(10,802)	$15,857	$26,659	$(1,731)	$24,928

During the first quarter of 2014, the Company determined there was an indication of impairment related to goodwill recorded at its Corporate segment which is tested at the Tropicana AC reporting unit level. The Company recognized a $9.1 million impairment of goodwill in the accompanying condensed consolidated statement of income for the three months ended March 31, 2014, due to Tropicana AC's carrying value exceeding its fair value.
Intangible assets consist of the following (in thousands):

	Estimated life (years)	March 31, 2014	December 31, 2013
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	28,700	28,700
Customer lists	3	2,861	2,861
Favorable lease	5 - 42	15,645	15,645
Total intangible assets		72,706	72,706
Less accumulated amortization:
Customer lists		(2,861)	(2,861)
Favorable lease		(3,024)	(2,831)
Total accumulated amortization		(5,885)	(5,692)
Intangible assets, net		$66,821	$67,014
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. At March 31, 2014 and December 31, 2013, the indefinite life gaming license of $28.7 million is related to Tropicana Evansville.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Customer lists, which represent the value associated with customers enrolled in our customer loyalty programs, were valued upon adoption of fresh-start reporting and in connection with the Tropicana AC acquisition. Customer lists were amortized on a straight-line basis over three years. As of February 2013, the value associated with the customer lists were fully amortized. Amortization expense related to customer lists, which was amortized to depreciation and amortization expense, for the three months ended March 31, 2013 was $0.2 million.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the three months ended March 31, 2014 and 2013, was $0.2 million.
NOTE 6—INVESTMENTS
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of Internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues and 5% on Internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at March 31, 2014 and December 31, 2013 approximates their fair value.
Investments consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Investment in bonds—CRDA	$16,515	$16,542
Less unamortized discount	(4,408)	(4,417)
Less valuation allowance	(3,463)	(3,463)
Deposits—CRDA	29,966	29,538
Less valuation allowance	(7,285)	(7,201)
Direct investment—CRDA	1,644	4,022
Less valuation allowance	(1,644)	(1,381)
Total investments	$31,325	$33,640
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended March 31, 2014 and 2013, the Company charged $0.3 million and $0.2 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 7—OTHER ASSETS
Other assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Debt issuance costs	$4,249	$4,304
Tropicana Evansville prepaid rent	1,800	2,475
Deposits	4,656	4,812
Other	4,174	4,379
Other assets	$14,879	$15,970
NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued payroll and benefits	$24,173	$24,697
Accrued gaming and related	10,135	10,564
Accrued taxes	18,323	9,587
Predecessors' administrative tax claim	9,792	9,792
Other accrued expenses and current liabilities	9,761	9,715
Total accrued expenses and other current liabilities	$72,184	$64,355
The Predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. The Company is in the process of determining the timing and amount of the Predecessors' claims to be settled.
NOTE 9—DEBT
Debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
New Term Loan Facility, due 2020, interest at 4.0% at March 31, 2014 and December 31, 2013, net of unamortized discount of $1.4 million and $1.5 million at March 31, 2014 and December 31, 2013, respectively	$297,076	$297,771
Less current portion of debt	(3,000)	(3,000)
Total long-term debt, net	$294,076	$294,771
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

Approximately $172.4 million of the net proceeds from the New Credit Facilities were used to repay in full the principal amounts outstanding under the Company's existing credit facilities which consisted of a $175 million senior secured first lien term loan facility and $15 million cash collateralized letter of credit facility ("the Credit Facilities"). The Credit Facilities were terminated effective as of November 27, 2013.

The New Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of March 31, 2014, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at March 31, 2014.

NOTE 10—IMPAIRMENT CHARGES, OTHER WRITE DOWNS AND RECOVERIES
Impairment charges and other write-downs, included in continuing operations, consist of the following (in thousands):

	Three months ended March 31,
	2014	2013
Impairment of barge	$—	$439
Gain on barge insurance recoveries	(4,558)	—
Impairment of goodwill (Note 5)	9,071	—
Loss on disposal of assets	—	69
Total impairment charges, other write-downs and recoveries	$4,513	$508
Jubilee Barge Impairment and Insurance Recovery
In January 2013, the Jubilee barge was damaged as a result of a high-wind storm. Due to the damage sustained the Company initially recorded a $0.4 million write-down of fixed assets which was included in the accompanying condensed consolidated statement of income for the three months ended March 31, 2013. The Company filed claims with its insurance carriers and received $0.7 million in insurance proceeds as of December 31, 2013. In January 2014, the Company settled the filed claims for $5.9 million and received the remaining $5.2 million in insurance proceeds related to the claims as of March 31,

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

2014. As a result of the settlement, a gain of $4.6 million, net of expenses and write-downs, was included in the accompanying condensed consolidated statement of income for the three months ended March 31, 2014.
NOTE 11—RELATED PARTY TRANSACTIONS
Insight Portfolio Group LLC
Effective January 1, 2013, the Company acquired a minority equity interest in Insight Portfolio Group LLC (“Insight Portfolio Group”) and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. The Company paid $0.1 million to Insight Portfolio Group during the three months ended March 31, 2014 and 2013.
NOTE 12—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. As of March 31, 2014 and December 31, 2013, the unfavorable lease liability balance was $7.6 million and $7.7 million, respectively, of which $7.1 million and $7.2 million, respectively, is included in other long-term liabilities on the accompanying consolidated balance sheets.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Other Commitments and Contingencies
2011 New Jersey Legislation

On February 1, 2011, New Jersey enacted legislation (the "Tourism District Bill") that delegates redevelopment authority and creation of a master plan to the CRDA and allowed the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. The legislation obligates the Atlantic City casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for the Tourism District Bill in the aggregate amount of $30.0 million annually through 2016. Each Atlantic City casino's proportionate share of the assessment will be based on the gross revenue generated in the preceding fiscal year. The Company estimates its portions of these industry obligations to be approximately 8.0% for 2014.
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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011, the parties are awaiting the Court's decision regarding these motions.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Tropicana AC Tax Appeal Settlement
In January 2013, we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC was to receive a $49.5 million refund in the form of credits against annual real estate tax bills beginning in 2013 and ending in 2017. The credits were to be front-loaded in 2013 and 2014 so that after the credits were applied, Tropicana paid $1.8 million in taxes in 2013. The Company utilized $16.0 million of credits as a reduction to operating expenses in the year ended December 31, 2013. In addition, the Company expensed $4.1 million in professional fees related to this settlement in the year ended December 31, 2013. In January 2014, the Company received $31.7 million in cash as payment to satisfy future credits which amount is included in the line item called Property tax settlement in the accompanying condensed consolidated statement of income for the three months ended March 31, 2014.
UNITE HERE
In September 2011, the collective bargaining agreement with UNITE HERE expired and the Company continued to voluntarily contribute to the UNITE HERE National Retirement Fund Rehabilitation Plan (the "NRF") after the September 2011 expiration date through February 25, 2012 (at which time the Company declared an impasse in the collective bargaining negotiations and ceased contributions to the NRF). UNITE HERE subsequently filed a complaint with the National Labor Relations Board (the "NLRB") alleging that the Company's declarations of an impasse violated the National Labor Relations Act. The Company is contesting this complaint. In the event the NLRB rules against the Company and in favor of UNITE HERE and the Company is unsuccessful in overturning such NLRB ruling, the Company could be required to make contributions to the NRF for the period of time in which the Company's withdrawal was in effect. In addition, in January 2012 the NRF's legal counsel sent a letter to the Company asserting that any Company withdrawal from the NRF would not be entitled to the NRF's "Free Look Rule" and would trigger a withdrawal liability. In addition, in November 2013 the Company was advised by UNITE HERE that the NRF had estimated the Company’s withdrawal liability from the NRF to be approximately $4 million. The Company disagrees with this assertion and does not believe it has any legal obligation for any withdrawal liability.  The Company is in discussions with UNITE HERE and the NRF to resolve the issue.
Litigation in General
The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 13—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 26,312,500 shares were issued and outstanding as of March 31, 2014. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of March 31, 2014. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
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
Significant Ownership
At March 31, 2014, Mr. Icahn indirectly controlled approximately 67.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 15—DISCONTINUED OPERATIONS
As discussed in Note 1 - Organization and Background, in April 2013, the Company entered into an agreement to sell substantially all of the assets and certain liabilities of River Palms. In accordance with accounting guidance for assets held for sale, the results of operations for River Palms are presented as discontinued operations in the accompanying condensed consolidated statements of income while its assets and liabilities are presented as held for sale in the accompanying balance sheets. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed consolidated statements of cash flows.
In October 2013, the Company notified the buyers that it had elected to terminate the agreement to sell River Palms, pursuant to the terms of the agreement. The Company is actively marketing this property for sale and continues to classify River Palms as an asset held for sale.
The assets and liabilities of River Palms are presented as held for sale as follows (in thousands, unaudited):

	March 31, 2014	December 31, 2013
Cash	$2,304	$2,138
Receivables, net	369	245
Property and equipment, net	6,317	6,147
Other assets	913	719
Total assets held for sale	$9,903	$9,249

Accounts payable	$554	$411
Accrued expenses and other liabilities	1,272	1,237
Total liabilities related to assets held for sale	$1,826	$1,648
Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

	Three months ended March 31,
	2014	2013
Net revenues	$4,590	$4,847
Operating costs and expenses	(4,356)	(4,801)
Income from operations	234	46
Income tax expense	(18)	—
Income from discontinued operations, net	$216	$46
NOTE 16—INCOME TAXES
The Company's effective income tax rate from continuing operations for the three months ended March 31, 2014 and 2013 was 29.0% and 11.5%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2014 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, the goodwill impairment, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2013 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

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
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the quarters ended March 31, 2014 and 2013 (in thousands, unaudited):

	Three months ended March 31,
	2014	2013
Net revenues:
East	$63,019	$56,171
Central	31,041	31,002
West	25,183	26,207
South and other	25,380	24,981
Corporate	—	—
Total net revenues	$144,623	$138,361
Operating income (loss):
East	$28,306	$(1,270)
Central	7,867	7,162
West	3,906	4,085
South and other	8,758	2,381
Corporate	(13,328)	(3,005)
Total operating income	$35,509	$9,353
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$35,509	$9,353
Interest expense	(3,145)	(3,575)
Interest income	1,459	187
Income from continuing operations before income taxes	$33,823	$5,965

Assets by segment:	March 31, 2014	December 31, 2013
East	$314,058	$368,317
Central	150,031	151,139
West	109,562	111,786
South and other	122,817	119,142
Corporate	370,542	283,988
Assets held for sale	9,903	9,249
Total assets	$1,076,913	$1,043,621
NOTE 18—LUMIÈRE ACQUISITION
As discussed in Note 1 - Organization and Background, on April 1, 2014, the Company completed its previously announced acquisition of all of the outstanding stock of Casino One Corporation (the “Target”) and all of the outstanding membership interests of PNK (ES), LLC (“ES”), PNK (ST. LOUIS RE), LLC (“RE”), and PNK (STLH), LLC (“STLH” and together with ES, RE and the Target, the “Companies”), pursuant to the terms of an Equity Interest Purchase Agreement (the “Purchase Agreement”), dated as of August 16, 2013, by and among Tropicana St. Louis LLC (the “Buyer”), a wholly owned subsidiary of the Company, and Pinnacle Entertainment, Inc. (“Pinnacle”), Casino Magic, LLC (“Casino Magic” and together with Pinnacle, the “Sellers”) and the Companies. Upon consummation of the acquisition, the Buyer acquired the Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri for $260.0 million in cash, subject to adjustments.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The Company has not yet completed the initial accounting for the Lumière acquisition, and is not yet able to provide all of the disclosures required for a business combination. The identification and valuation of acquired intangible assets, the appraisal of acquired property, and other significant accounting analysis have not yet been completed. Therefore, the Company cannot currently determine and disclose the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed. Similarly, the Company cannot currently determine and disclose supplemental pro forma revenue and earnings of Lumière as though this acquisition had occurred as of the beginning of each of the periods presented.
Acquisition-related costs included in the accompanying condensed consolidated statement of income for the three months ended March 31, 2014 were $0.5 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some situations, you may be able to identify such statements by words such as "may," "will," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or other strategic plans, including our efforts to sell River Palms (as defined herein), our competition (including online gaming), financing, revenues, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our New Credit Facilities (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition, and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. All forward-looking statements are qualified in their entirety by reference to the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We operate in a continually changing business environment and new risks emerge from time to time. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi and New Jersey. As of April 1, 2014, we acquired an additional casino resort in Missouri. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of March 31, 2014, our properties collectively included approximately 314,000 square feet of gaming space with 6,500 slot machines, 210 table games and 5,000 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. As of March 31, 2014, our operations by region include the following:

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

In addition, we own River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada, which is presented as discontinued operations in the accompanying financial statements and is not included in management's discussion and analysis of financial condition and results of operations. In April 2013, we entered into an agreement to sell substantially all of the assets and certain liabilities associated with the operation of River Palms in exchange for $7.0 million in cash, subject to potential adjustment for working capital at the time of closing. In October 2013, we notified the buyers that we had elected to terminate, effective immediately, the agreement to sell River Palms, pursuant to the terms of the agreement. We continue to classify River Palms as an asset held for sale and are actively marketing this property for sale.
Further, on April 1, 2014, we acquired Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière").

We are a Delaware corporation formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries, pursuant to their plan of reorganization (the "Plan") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). We also acquired Columbia Properties Vicksburg (which we sold in March 2011), JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("CP Laughlin Realty"), all of which (collectively, the “Predecessors”) were part of the Plan.
In addition,we acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, pursuant to an amended and restated asset purchase agreement, including Tropicana AC. The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time we acquired Adamar and several of the Predecessors' gaming properties and related assets. Adamar was not a party to the Predecessors' bankruptcy. Prior to the Effective Date, we conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.
Except where the context suggests otherwise, the terms "we," "us," "our," and "the Company" refer to Tropicana Entertainment Inc. and its subsidiaries.
Results of Operations
Our financial results are highly dependent upon the number of customers that we attract to our facilities and the amounts those customers spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the discretionary spending of our customers, competitive factors, gaming tax increases and other regulatory changes, the opening or acquisition of new gaming operations, our ability to reinvest in our properties, potential future exposure for liabilities of the Predecessors that we assumed, our limited operating history, and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Historically, our operating results are the strongest in the third quarter and the weakest in the fourth quarter. In addition, weather and long-weekend holidays affect our operating results.
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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Lumière. In August 2013, we entered into an agreement to purchase Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière"). On April 1, 2014 the acquisition was completed for a purchase price of $260.0 million in cash, subject to adjustments.

•
Tropicana AC.  In addition to its traditional guests, one of Tropicana AC's marketing strategies in the prior year period was to target high end table games players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table games hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table games hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods due to this marketing strategy. For the three months ended March 31, 2014, the table game hold percentage increased 1.1 percentage points compared to the same period in the prior year. This hold percentage is not necessarily indicative of results that can be expected for future periods.

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

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "New Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "New Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the New Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the New Term Loan Facility accrue interest at a floating rate which was 4.00% as of March 31, 2014. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the existing Term Loan Facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest. We used a portion of the proceeds from the New Term Loan Facility to repay in full the amounts outstanding under the credit facilities we entered into in March 3012 (the "Credit Facilities").
The Credit Facilities, which consisted of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million issued at a discount of 2% (the "Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the Term Loan Facility required quarterly principal payments of $437,500 through December 2017 with the remaining outstanding amounts due on March 16, 2018, the maturity date. The obligations under the Term Loan Facility accrued interest at a floating rate which was 7.5% as of March 31, 2013. A portion of the net proceeds from the Term Loan Facility was used to repay in full approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty under the exit facility, which consisted of a $130 million senior secured term loan credit facility and a $20 million senior secured revolving credit facility (the "Exit Facility"). An entity affiliated with Carl C. Icahn, the chairman of our Board of Directors and, through Icahn Enterprises, our principal beneficial stockholder, was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility.
Our interest expense was $3.1 million and $3.6 million for the three months ended March 31, 2014 and 2013, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.2 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

•
Atlantic City Market. In October 2012, Superstorm Sandy forced a city-mandated closure of all casinos in Atlantic City for approximately five days. Although Tropicana AC did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania resulted in long term business interruption that continued into 2013 and materially affected operating results. Our 2013 results were adversely affected due to the business interruption encountered as a result of Superstorm Sandy. We filed a claim with our insurance carriers relating to business interruption as a result of Superstorm Sandy and will receive a cash settlement of $1.2 million during the second quarter of 2014. In addition to Superstorm Sandy, competitive pressure in Atlantic City and the regional market continue to adversely affect Tropicana AC. Based on market data, the Atlantic City market experienced period over period declines in casino revenue of 7.5% for the three months ended March 31, 2014. In January 2014, the Atlantic Club Casino, one of our competitors, ceased operations and Tropicana AC purchased various gaming equipment and the casino's patron database for $9.1 million. Tropicana AC has experienced increased slot customer volumes during the three months ended March 31, 2014 due, in part, to the closure of this competitor and the purchase of their patron database.

•
River Palms. In April 2013, we entered into an agreement to sell substantially all of the assets and certain liabilities of River Palms. In October 2013 we notified the buyers that we had elected to terminate, effective immediately, the agreement to sell River Palms, pursuant to the terms of the agreement. The results of operations for River Palms are presented as discontinued operations while its assets and liabilities are presented as held for sale. River Palms is not included in management's discussion and analysis of financial condition and results of operations. We continue to actively market this property for sale.

•
Insurance Recoveries.  In January 2013 the Jubilee barge was damaged as a result of a high-wind storm. Due to the damage sustained we initially recorded a $0.4 million write-down of fixed assets which was included in the accompanying condensed consolidated statement of income for the three months ended March 31, 2013. We filed claims with our insurance carriers and received $0.7 million in insurance proceeds as of December 31, 2013. In January 2014, the Company settled the filed claims for $5.9 million and received the remaining $5.2 million in insurance proceeds related to the claims. As a result of the settlement, a gain of $4.6 million was included in the accompanying condensed consolidated statement of income for the three months ended March 31, 2014.

•
Internet Gaming. In November 2013, pursuant to approvals from the New Jersey Division of Gaming Enforcement, Tropicana AC commenced continuous, 24-hour Internet gaming on its online gaming site, TropicanaCasino.com. Tropicana Atlantic City Online showcases a variety of slot game options and classic casino table games. Players have the opportunity to participate in community jackpots and to be rewarded with both on-property and online incentives and have the chance to participate in a variety of promotions. All participants must be 21 or older and physically located in New Jersey to play. The 2013 New Jersey legislation to authorize various forms of intrastate internet gaming has a 10 year sunset provision.

•
Tropicana Aruba. We opened a temporary casino at Tropicana Aruba in December 2011 and we are considering development of a permanent casino. However, our development plans have not been finalized and we may decide not to proceed.

Three months ended March 31, 2014 compared to three months ended March 31, 2013
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended March 31,
	2014	2013
Net revenues:
East	$63,019	$56,171
Central	31,041	31,002
West	25,183	26,207
South and other	25,380	24,981
Corporate	—	—
Total net revenues	$144,623	$138,361
Operating income (loss):
East	$28,306	$(1,270)
Central	7,867	7,162
West	3,906	4,085
South and other	8,758	2,381
Corporate	(13,328)	(3,005)
Total operating income	$35,509	$9,353
Operating income margin(a):
East	44.9%	(2.3)%
Central	25.3%	23.1%
West	15.5%	15.6%
South and other	34.5%	9.5%
Total operating income margin	24.6%	6.8%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Three months ended March 31,
	2014	2013
Revenues:
Casino	$118,204	$112,804
Room	20,107	19,535
Food and beverage	18,709	19,004
Other	4,964	4,931
Gross revenues	161,984	156,274
Less promotional allowances	(17,361)	(17,913)
Net revenues	$144,623	$138,361
Net Revenues
In the East region, net revenues were $63.0 million for the three months ended March 31, 2014, an increase of $6.8 million, or 12.2%, when compared to the three months ended March 31, 2013. Net revenue increases for Tropicana AC are primarily due to a $6.6 million increase in casino revenues and a $0.2 million increase in room revenues as a result of the increased customer volumes due, in part, to the closure of one of our competitors in Atlantic City in January 2014. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 7.5% in the three months ended March 31, 2014. Tropicana AC casino revenues increased due to $3.3 million in Internet gaming which commenced in November 2013, coupled with 6.1% higher slot volumes partially offset by 22.2% lower table game volumes, including lower volumes of high-end play for the three months ended March 31, 2014. Net revenues for our hotel also increased due to higher room rates in the three months ended March 31, 2014. The average daily room rate was $80 and $78 for the three months ended March 31, 2014 and 2013, respectively. The occupancy rate for the remained flat at 65% for both the three months ended March 31, 2014 and 2013.
In the Central region, net revenues were $31.0 million for the three months ended March 31, 2014, an increase of 0.1% compared to the three months ended March 31, 2013. Unfavorable weather conditions early in the first quarter impacted Tropicana Evansville during the three months ended March 31, 2014. Casino revenues in the Central region were flat compared to the prior year period primarily due to a 6.8% increase in table games volumes offset by a 1.3% decrease in slot volumes and increased promotional slot play and other incentives given to our customers. The occupancy rate for the three months ended March 31, 2014 at Tropicana Evansville was 73%, an increase from 60% in the three months ended March 31, 2013. The increased occupancy rate reflects higher customer visitation due to more complimentary rooms being provided to our guests in the current period compared to the prior year period. The average daily room rate at Tropicana Evansville was $93 for the three months ended March 31, 2014, compared to $95 for the three months ended March 31, 2013. Room rates decreased in the three months ended March 31, 2014 due to Tropicana Evansville's charging higher rates in the prior period on the newly renovated rooms which were completed at the end of 2012.
In the West region, net revenues were $25.2 million for the three months ended March 31, 2014, a decrease of $1.0 million, or 3.9%, compared to the three months ended March 31, 2013. The decrease was primarily driven by decreases in casino and food and beverage revenues. Casino revenues in the West region declined due to a 7% decrease in table games volumes and an increase in promotional slot play which is recorded as a reduction in revenues, partially offset by a 2.1% increase in slot volumes. At MontBleu, net revenues decreased $1.2 million due to decreased customer visitation. MontBleu's casino revenues for the three months ended March 31, 2014 were down from the comparable prior year period and their hotel occupancy decreased 7 percentage points from the three months ended March 31, 2013. Net revenues at Tropicana Laughlin increased $0.2 million for the three months ended March 31, 2014 compared to the same period in the prior year. The average daily room rate for the West region was $46 for the three months ended March 31, 2014, compared to $47 for the three months ended March 31, 2013. The occupancy rate for the three months ended March 31, 2014 and 2013 at our properties in the West region was 52% and 51%, respectively.
In the South and other region, net revenues were $25.4 million for the three months ended March 31, 2014, an increase of $0.4 million, or 1.6%, compared to the three months ended March 31, 2013. Casino revenues for the South and other region decreased $1.4 million offset by a $1.8 million decrease in promotional allowances for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Net revenues at the Belle of Baton Rouge increased $0.8 million primarily due to a 27.2% increase in table games volumes, partially offset by a 1.3 percentage point decline in the table game hold percentage, while slot volumes remained flat. Tropicana Greenville's net revenues decreased $0.5 million due to 5.6% lower slot volumes and 31.4% lower table games volumes. Increased hotel occupancy at Tropicana Aruba contributed to an increase of $0.1 million in net revenues during the three months ended March 31, 2014. The occupancy rate at our properties in the South and other region was 70% and 71% for the three months ended March 31, 2014 and 2013, respectively. The average daily room rate for the South and other region was $88 and $89 for the three months ended March 31, 2014 and 2013.
Operating Income
In the East region, the operating income for the three months ended March 31, 2014 was $28.3 million, compared to an operating loss of $1.3 million for the three months ended March 31, 2013. The operating income in the East region was favorable compared to the prior year primarily due to a real estate tax settlement which resulted in a $31.7 million one-time cash payment received at Tropicana AC during the three months ended March 31, 2014. Under the terms of the original settlement in January 2013, Tropicana AC's property taxes decreased $6.2 million during the three months ended March 31, 2013 which consisted of a $2.3 million reduction in taxes due to a reduction of our current assessed property value and $4.0 million of credits applied to the 2013 real estate tax bills during the three months ended March 31, 2013. In addition, Tropicana AC expensed $4.1 million in professional fees related to this settlement in the three months ended March 31, 2013.
In the Central region, the operating income for the three months ended March 31, 2014 was $7.9 million, a $0.7 million increase compared to the three months ended March 31, 2013. The increase in operating income is related to the decreased gaming taxes and rental expense during the three months ended March 31, 2014. Beginning in May 2013, the Central region benefited from new legislation allowing casinos to exclude a portion of slot free play revenue from their Adjusted Gaming Revenue ("AGR" as defined by the Indiana Gaming Code) which is also the basis for calculating the property's rental expense. This new definition of AGR resulted in lower gaming taxes and lower rental expense during the three months ended March 31, 2014.
In the West region, the operating income for the three months ended March 31, 2014 was $3.9 million, a $0.2 million decrease compared to the three months ended March 31, 2013. The decrease in operating income is mainly attributable to the decreased net revenues discussed above, partially offset by decreased payroll costs and operating expenses consistent with lower customer volumes during the three months ended March 31, 2014. Additionally, the West region properties realized a $0.2 million increase in depreciation and amortization expense related to new capital projects placed in service after the comparable period in the prior year.
In the South and other region operating income for the three months ended March 31, 2014 was $8.8 million, a $6.4 million increase compared to the three months ended March 31, 2013. This increase is primarily due to a gain on insurance recoveries of $4.6 million, net of expenses and write-downs, in the three months ended March 31, 2014. The increase from the prior year also relates to the net revenue increases discussed above, as well as decreased payroll costs and decreased operating expenses consistent with lower customer volumes during the three months ended March 31, 2014.
Corporate expenses were $13.3 million for the three months ended March 31, 2014, a $10.3 million increase from the three months ended March 31, 2013, driven primarily by a $9.1 million goodwill impairment recognized during the three months ended March 31, 2014 due to Tropicana AC's carrying value exceeding its fair value. In addition, we recorded a $1.0 million increase in professional fees during the three months ended March 31, 2014, primarily associated with our acquisition of Lumière which was announced in August 2013 and completed in April 2014.
Interest Expense
Interest expense for the three months ended March 31, 2014 and 2013 was $3.1 million and $3.6 million, respectively. The interest expense for the three months ended March 31, 2014 decreased compared to the prior year period primarily due to our New Term Loan Facility which was funded in November 2013 and accrues interest at a floating rate, which was 4.0% per annum as of March 31, 2014. Cash paid for interest expense decreased to $3.0 million from $3.2 million for the three months ended March 31, 2014 and 2013, respectively, related to the lower interest rate and payment timing under the New Term Loan Facility. Under our previous Term Loan Facility, interest accrued at a floating rate of 7.5% per annum for the three months ended March 31, 2013. Interest expense also includes approximately $0.2 million and $0.3 million of amortization of debt issuance costs and discounts for the three months ended March 31, 2014 and 2013, respectively. Unamortized debt issuance costs and discounts related to the previous Term Loan Facility were written off in November 2013 in connection with the repayment of that debt.
Income Taxes
Income tax expense from continuing operations was $9.8 million for the three months ended March 31, 2014 and our effective income tax rate was 29.0%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended March 31, 2014 was primarily due to the utilization of our deferred tax assets offset by disallowed foreign losses, the goodwill impairment, state income taxes (net of federal benefit), and other permanent differences. For the three months ended March 31, 2013, the income tax expense from continuing operations was $0.7 million and our effective tax rate was 11.5%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended March 31, 2013, was primarily due to the utilization of our deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.
Discontinued Operations
During 2013, we entered into an agreement to sell River Palms and subsequently notified the buyers that we had elected to terminate the agreement to sell River Palms, effective immediately, pursuant to the terms of the agreement. We continue to classify River Palms as discontinued operations and are actively marketing the property for sale. Accordingly, the results of operations of River Palms are presented as discontinued operations in the accompanying condensed consolidated statements of income for all periods presented.
Liquidity and Capital Resources
Our cash flows are and will continue to be affected by a variety of factors, many of which are outside of our control, including regulatory restrictions, competition, financial markets and other general business conditions. In November 2013, we repaid the then outstanding Term Loan Facility with a portion of the proceeds from the New Term Loan Facility as discussed below. We believe that we will have sufficient liquidity through available cash, credit facilities and cash flow from our properties to fund our cash requirements and capital expenditures for our normal operating activities for at least twelve months. However, we cannot provide assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations as our results for future periods are subject to numerous uncertainties that may result in liquidity problems that could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions. In addition, we continually evaluate our financing needs and we may refinance all or a portion of our indebtedness on or before maturity.

Part of our overall strategy includes consideration of expansion opportunities in new gaming jurisdictions, underserved markets and acquisition and other strategic opportunities that may arise periodically. We may require additional funds in order to execute on such strategic growth, and we may incur additional debt or issue additional equity to finance any such transactions. We cannot assure you that we will be able to incur such debt or issue any such additional equity on acceptable terms or at all. In April 2014, we completed our purchase of Lumière for $260.0 million in cash, subject to adjustments, for which we used a portion of the proceeds from the New Term Loan Facility.
In addition to our acquisition of Lumière, our material cash requirements for our existing properties for 2014 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $3.0 million and $12.1 million, respectively, (ii) maintenance capital expenditures expected to be between $30 million and $40 million, (iii) growth capital expenditures expected to be approximately $7 million, and (iv) minimum lease payments under our operating leases of approximately $6.5 million. The majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above. We have been approved to use $17.3 million of our CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. In addition we have applied for certain grants through the New Jersey Economic Development Authority, ERG Grant Program ("ERG Grants"). If such ERG Grants are approved we would plan to spend the Approved CRDA Project Funds and an additional $16.2 million toward capital improvements at Tropicana AC. We cannot assure that such ERG Grants will be approved.
The following table summarizes our cash flows, which includes cash flows generated from discontinued operations within operating and investing activities (in thousands):

	Three months ended March 31,
	2014	2013
Cash Flow Information:
Net cash provided by operating activities	$42,515	$10,722
Net cash used in investing activities	(6,730)	(11,961)
Net cash used in financing activities	(759)	(454)
Net increase (decrease) in cash and cash equivalents	$35,026	$(1,693)
During the three months ended March 31, 2014, our operating activities provided $42.5 million in cash. Cash paid for interest expenses was $3.0 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively. This decrease primarily relates to decreased interest rates under our New Term Loan Facility. Net cash provided by operating activities for the three months ended March 31, 2014 includes the increased operating results compared to prior year as well as a $9.1 million impairment of goodwill. Operating cash provided by discontinued operations was $0.4 million for the three months ended March 31, 2014 and $1.6 million for the three months ended March 31, 2013.
During the three months ended March 31, 2014, our investing activities used $6.7 million in cash. Net cash used in investing activities primarily consisted of $12.3 million for capital expenditures, offset by $5.2 million in insurance proceeds and $0.9 million in sales and luxury tax rebates included in other investing activities in the three months ended March 31, 2014. Net cash used in investing activities consists of $12.4 million for capital expenditures, offset $0.9 million in sales and luxury tax rebates included in other investing activities in the three months ended March 31, 2013. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Investing cash used in discontinued operations for capital expenditures was $0.2 million for the three months ended March 31, 2014 and $1.4 million for the three months ended March 31, 2013.
During the three months ended March 31, 2014, our financing activities used $0.8 million in cash. Net cash used in financing activities for the three months ended March 31, 2014 primarily consisted of payments on the New Term Loan Facility. Net cash provided by financing activities for the three months ended March 31, 2013 consisted of the payments on the then outstanding Term Loan Facility.
New Credit Facilities
On November 27, 2013, we entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “New Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”). Commencing on December 31, 2013, the New Term Loan Facility will amortize in equal quarterly installments in an amount of $750,000, with any remaining balance payable on the final maturity date of the New Term Loan Facility, which is November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018.

Approximately $172.4 million of the net proceeds from the New Credit Facilities were used to repay in full the principal amounts outstanding under our existing Credit Facilities. The Credit Facilities were terminated effective as of November 27, 2013. A portion of the proceeds from the New Credit Facilities was used to finance our previously announced acquisition of the Lumière Place Casino and Hotel complex in St. Louis, Missouri (the “Lumière Acquisition”). This acquisition was completed in April 2014.

The New Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of March 31, 2014, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

At our election and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the New Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.

The New Term Loan Facility may be prepaid at our option at any time without penalty (other than customary LIBO Rate breakage fees), except that a 1% re-pricing premium will apply in certain circumstances if any term loans under the New Term Loan Facility are prepaid prior to May 27, 2014. We are required to make mandatory payments of the New Credit Facilities with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if our total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights).

Our interest expense for the three months ended March 31, 2014 and 2013 was $3.1 million and $3.6 million, respectively, which includes $0.2 million and $0.3 million, respectively, of amortization of the related debt discounts and debt issuance costs for the three months ended March 31, 2014 and 2013.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the three months ended March 31, 2014 compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our New Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of March 31, 2014, assuming a 1% increase over the 4.0% minimum interest rate specified in our New Term Loan Facility, our annual interest cost would increase by approximately $3.0 million.
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of March 31, 2014. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
For a description of our previously reported legal proceedings, refer to "Item 3-Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material developments with respect to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 1A.    RISK FACTORS.
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013 includes a discussion of our risk factors. There have been no material changes to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

4.2	Form of Stock Purchase Warrant issued to general unsecured creditors of the Predecessors. (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)

4.3	Form of Stock Purchase Warrant issued to lenders under the Exit Facility. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

31.1*	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.IN*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition

*	Filed herewith
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

TROPICANA ENTERTAINMENT INC.

Date:	May 7, 2014	By:	/s/ LANCE J. MILLAGE
		Name:	Lance J. Millage
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)