Form 10-Q
period 2014-06-30
Tropicana Entertainment Inc.
filed 2014-08-01
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of July 29, 2014, there were 26,312,500 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,714	$356,755
Restricted cash	15,861	30,856
Receivables, net	39,539	28,786
Inventories	5,822	4,435
Prepaid expenses and other assets	16,324	11,243
Assets held for sale	9,961	9,249
Total current assets	245,221	441,324
Property and equipment, net	715,658	460,745
Goodwill	16,345	24,928
Intangible assets, net	74,975	67,014
Investments	31,745	33,640
Other assets, net	14,688	15,970
Total assets	$1,098,632	$1,043,621

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Liabilities related to assets held for sale	1,567	1,648
Accounts payable	52,870	38,865
Accrued expenses and other current liabilities	78,052	64,355
Total current liabilities	135,489	107,868
Long-term debt, net	293,381	294,771
Other long-term liabilities	6,938	7,198
Deferred tax liabilities	19,659	19,659
Total liabilities	455,467	429,496

Commitments and contingencies

Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at June 30, 2014 and December 31, 2013	263	263
Additional paid-in capital	600,359	600,359
Retained earnings	42,543	13,503
Total shareholders' equity	643,165	614,125
Total liabilities and shareholders' equity	$1,098,632	$1,043,621
The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Casino	$157,864	$115,213	$276,068	$228,017
Room	30,412	21,493	50,519	41,028
Food and beverage	28,030	18,821	46,739	37,825
Other	6,840	5,207	11,804	10,138
Gross revenues	223,146	160,734	385,130	317,008
Less promotional allowances	(25,638)	(16,983)	(42,999)	(34,896)
Net revenues	197,508	143,751	342,131	282,112
Operating costs and expenses:
Casino	74,052	48,815	126,154	98,807
Room	10,951	8,084	18,264	15,189
Food and beverage	13,469	9,451	22,136	18,470
Other	4,542	3,938	7,909	7,326
Marketing, advertising and promotions	15,175	10,552	26,859	19,430
General and administrative	37,611	22,326	66,475	50,597
Maintenance and utilities	18,050	13,883	33,352	27,336
Depreciation and amortization	13,446	8,204	22,473	16,598
Impairment charges, other write-downs and recoveries	(1,245)	190	3,268	698
Property tax settlement	—	—	(31,725)	—
Total operating costs and expenses	186,051	125,443	295,165	254,451
Operating income	11,457	18,308	46,966	27,661

Other income (expense):
Interest expense	(3,216)	(3,605)	(6,361)	(7,180)
Interest income	158	216	1,617	403
Total other expense	(3,058)	(3,389)	(4,744)	(6,777)
Income from continuing operations before income taxes	8,399	14,919	42,222	20,884
Income tax expense	(3,463)	(1,079)	(13,285)	(1,765)
Income from continuing operations	4,936	13,840	28,937	19,119
Income (loss) from discontinued operations, net	(113)	(830)	103	(784)
Net income	$4,823	$13,010	$29,040	$18,335

Basic and diluted income per common share:
Income from continuing operations	$0.19	$0.53	$1.10	$0.73
Income (loss) from discontinued operations, net	—	(0.03)	—	(0.03)
Net income	$0.19	$0.50	$1.10	$0.70

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313	26,313	26,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$29,040	$18,335
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance recoveries	(5,808)	—
Impairment of discontinued operations	—	1,454
Depreciation and amortization (including discontinued operations)	22,473	16,714
Amortization of debt discount and debt issuance costs	510	637
Impairment charges	9,071	439
Insurance proceeds from business interruption	1,250	—
Loss on disposition of asset (including discontinued operations)	5	259
Changes in current assets and current liabilities:
Receivables, net	(7,305)	(2,905)
Inventories, prepaids and other assets	(3,479)	(3,090)
Accounts payable, accrued expenses and other liabilities	12,793	(4,468)
Other	1,664	2,390
Net cash provided by operating activities	60,214	29,765
Cash flows from investing activities:
Additions of property and equipment	(29,232)	(30,230)
Insurance proceeds	5,200	490
Lumière Place acquisition, net of $11,015 cash acquired	(237,317)	—
Other	3,620	2,179
Net cash used in investing activities	(257,729)	(27,561)
Cash flows from financing activities:
Payments on debt	(1,500)	(964)
Restricted cash	(14)	(13)
Net cash used in financing activities	(1,514)	(977)
Net increase (decrease) in cash and cash equivalents	(199,029)	1,227
(Increase) decrease in cash and cash equivalents related to assets held for sale	(12)	315
Cash and cash equivalents, beginning of period	356,755	240,381
Cash and cash equivalents, end of period	$157,714	$241,923

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest, net of interest capitalized	$5,955	$6,471
Cash paid for income taxes	9,523	2,390
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	3,156	4,427
The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1—ORGANIZATION AND BACKGROUND
Organization
Tropicana Entertainment Inc. (the "Company," "TEI," "we," "us," or "our"), a Delaware corporation, is an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. In April 2014, the Company acquired Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière Place") for a cash purchase price of approximately $261.3 million, which includes an adjustment for working capital as of the acquisition date (see Note 3 - Lumière Place Acquisition).
The Company's United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. In addition, the Company owns a property in Aruba. The Company views each property as an operating segment which it aggregates by region in order to present its reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The current operations of the Company, by region, include the following:

•	East—Tropicana Casino and Resort, Atlantic City ("Tropicana AC") located in Atlantic City, New Jersey;

•	Central—Tropicana Evansville ("Tropicana Evansville") located in Evansville, Indiana; and Lumière Place located in Saint Louis, Missouri;

•	West—Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") located in Laughlin, Nevada; and MontBleu Casino Resort & Spa ("MontBleu") located in Lake Tahoe, Nevada; and

•
South and other—Belle of Baton Rouge ("Belle of Baton Rouge") located in Baton Rouge, Louisiana; Trop Casino Greenville ("Tropicana Greenville") located in Greenville, Mississippi and Tropicana Aruba Resort & Casino ("Tropicana Aruba") located in Noord, Aruba.

In addition, through June 30, 2014, the Company owned River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada, which is presented as discontinued operations in the accompanying condensed consolidated statements of income while the assets and liabilities are presented as held for sale in the accompanying condensed consolidated balance sheets as a result of the asset purchase agreement entered into in April 2013, which agreement was terminated by the Company in October 2013. The Company continued to actively market the property and on July 1, 2014 sold River Palms to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC (see Note 16 - Discontinued Operations for further discussion).
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
Restricted Cash
Restricted cash consisted primarily of funds invested in money market funds. At June 30, 2014 and December 31, 2013, $9.7 million was restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $6.2 million was restricted to collateralize letters of credit. In addition, at December 31, 2013, $15.0 million was held in escrow in connection with the agreement to purchase Lumière Place. The acquisition was consummated on April 1, 2014 (see Note 3 - Lumière Place Acquisition).
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
The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of June 30, 2014 is approximately $297.9 million.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The amounts included in promotional allowances consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Room	9,312	6,492	$16,090	$12,747
Food and beverage	12,858	8,759	22,036	17,567
Other	3,468	1,732	4,873	4,582
Total	$25,638	$16,983	$42,999	$34,896
The estimated departmental costs and expenses of providing these promotional allowances, for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Room	$4,986	$3,618	$9,265	$7,554
Food and beverage	11,722	8,118	20,219	16,181
Other	870	394	1,434	792
Total	$17,578	$12,130	$30,918	$24,527
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2016, using one of two retrospective application methods. The Company is evaluating the impacts, if any, the adoption of ASU No. 2014-09 will have on the Company's financial position or results of operations.
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for reporting discontinued operations. Under the amendment a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (ii) the component of an entity or group of components of an entity is disposed of by sale; and (iii) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). This new guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity and all business activities, on acquisition, that are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.
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
Reclassifications
The unaudited condensed consolidated financial statements reflect certain reclassifications to prior year amounts in order to conform with current year presentation. The reclassifications have no effect on previously reported net income.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 3—LUMIÈRE PLACE ACQUISITION
Overview

As discussed in Note 1 - Organization and Background, on April 1, 2014, the Company completed its previously announced acquisition of all of the outstanding stock of Casino One Corporation (the “Target”) and all of the outstanding membership interests of PNK (ES), LLC (“ES”), PNK (ST. LOUIS RE), LLC (“RE”), and PNK (STLH), LLC (“STLH” and together with ES, RE and the Target, the “Companies”), pursuant to the terms of an Equity Interest Purchase Agreement (the “Purchase Agreement”), dated as of August 16, 2013, by and among Tropicana St. Louis LLC (the “Buyer”), a wholly owned subsidiary of the Company, and Pinnacle Entertainment, Inc. (“Pinnacle”), Casino Magic, LLC (“Casino Magic” and together with Pinnacle, the “Sellers”) and the Companies. Upon consummation of the acquisition, the Buyer acquired the Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri.

Consideration Transferred

The cash purchase price was approximately $261.3 million, which includes an adjustment for working capital as of the acquisition date. The Company funded the net purchase price using cash, which included proceeds from the New Credit Facilities issuance on November 27, 2013. Acquisition-related costs included in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2014 was $0.7 million and $1.2 million, respectively.

Allocation of Purchase Price

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgment. The fair value of Lumière Place's assets acquired and liabilities assumed utilized for purchase price allocation are considered preliminary as a result of the short time period between the consummation of the acquisition and the filing of this Form 10-Q.

The preliminary purchase price allocation was as follows (in thousands):

Fair Value
Current assets	$15,931
Property and equipment	249,097
Goodwill	488
Intangible assets	8,360
Other assets	657
Total assets	274,533
Total liabilities	(13,227)
Total purchase price	$261,306

The fair value of the intangible assets as of the acquisition date is primarily associated with the casino's gaming license which is not subject to amortization (see Note 6 - Goodwill and Intangible Assets).

Goodwill

The excess of the purchase price paid over the estimated fair values of the identifiable assets acquired and liabilities assumed totaled $0.5 million and is reflected as goodwill in the Central segment. The goodwill reflects the expected synergies and the assembled workforce of Lumière Place. Goodwill is reviewed annually for impairment or more frequently if indicators of impairment exist.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Condensed Consolidated Statements of Income for the period from April 1, 2014 through June 30, 2014

The results of operations for Lumière Place have been included in the Company's financial statements since the acquisition date. The amounts of revenue and earnings of Lumière Place included in the Company's Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 are as follows (in thousands):

Period from April 1 to June 30, 2014
Net revenues	$42,791
Net loss	(3,868)
Supplemental Unaudited Pro Forma Information

The following unaudited pro forma information reflects the consolidated results of operations of the Company as though the acquisition had taken place at the beginning of the respective periods presented. The unaudited pro forma information has been presented for illustrative purposes only and is not indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of the Company. The unaudited pro forma information is as follows (in thousands, except per share data):

	Three months ended June 30,	Six months ended June 30,
	2013	2014	2013
Net Revenues	$191,853	$383,126	$376,210
Net Income	17,577	29,369	27,300
Basic and diluted net income per common share	$0.67	$1.12	$1.04

The pro forma results include an adjustment to general and administrative expense to exclude the Company's non-recurring transaction costs related to the acquisition for the six months ended June 30, 2014. There were no transaction costs for the three and six months ended June 30, 2013. The pro forma results also include adjustments to adjust interest expense due to lower interest rates on the New Credit Facilities issued to refinance the Company's existing debt and fund a portion of the purchase price. Lastly, the pro forma results also include adjustments to adjust depreciation and amortization expense, based on the fair values of the property and equipment and definite life intangible assets acquired.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 4—RECEIVABLES
Receivables consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Casino	$17,026	$18,000
Hotel	6,632	4,539
Predecessors' administrative tax claim	10,478	10,478
Income tax receivable	—	1,266
Other	16,559	6,308
Receivables, gross	50,695	40,591
Allowance for doubtful accounts	(11,156)	(11,805)
Receivables, net	$39,539	$28,786
The Predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. The timing of any collections on these claims is uncertain and is pending litigation.
NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	June 30, 2014	December 31, 2013
Land	—	$114,136	$89,724
Buildings and improvements	10 - 40	532,936	335,050
Furniture, fixtures and equipment	3 - 7	171,494	130,174
Riverboats and barges	5 - 15	18,590	18,990
Construction in progress	—	26,351	12,708
Property and equipment, gross		863,507	586,646
Accumulated depreciation		(147,849)	(125,901)
Property and equipment, net		$715,658	$460,745
The increase in property and equipment from December 31, 2013 to June 30, 2014 is primarily attributed to the acquisition of Lumière Place on April 1, 2014 (see Note 3 - Lumière Place Acquisition).
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill and other indefinite-life intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.

Changes in the carrying amount of Goodwill by segment are as follows (in thousands):

	Central	South and other	Corporate	Total
Balance as of January 1, 2014
Gross carrying value	$14,224	$1,731	$10,704	$26,659
Accumulated impairment losses	—	(1,731)	—	(1,731)
Net carrying value	14,224	—	10,704	24,928

Goodwill acquired	488	—	—	488
Impairment losses	—	—	(9,071)	(9,071)

Balance as of June 30, 2014
Gross carrying value	14,712	1,731	10,704	27,147
Accumulated impairment losses	—	(1,731)	(9,071)	(10,802)
Net carrying value	$14,712	$—	$1,633	$16,345

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

During the first quarter of 2014, the Company determined there was an indication of impairment related to goodwill recorded at its Corporate segment which is tested at the Tropicana AC reporting unit level. The Company recognized a $9.1 million impairment of goodwill in the accompanying condensed consolidated statement of income for the six months ended June 30, 2014, due to Tropicana AC's carrying value exceeding its fair value.

During the second quarter of 2014, the Company recorded goodwill to its Central segment as a result of the acquisition of Lumière Place and the preliminary purchase price allocation (see Note 3 - Lumière Place Acquisition).
Intangible assets consist of the following (in thousands):

	Estimated life (years)	June 30, 2014	December 31, 2013
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	36,900	28,700
Customer lists	3	3,021	2,861
Favorable lease	5 - 42	15,645	15,645
Total intangible assets		81,066	72,706
Less accumulated amortization:
Customer lists		(2,874)	(2,861)
Favorable lease		(3,217)	(2,831)
Total accumulated amortization		(6,091)	(5,692)
Intangible assets, net		$74,975	$67,014
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. In April 2014, indefinite life gaming licenses increased related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). At June 30, 2014 the indefinite life gaming licenses consists of $28.7 million and $8.2 million related to Tropicana Evansville and Lumière Place, respectively. At December 31, 2013, the indefinite life gaming licenses of $28.7 million is related to Tropicana Evansville.
The gaming license associated with Lumière Place is valued based on the Greenfield method, which is the function of the cost to build a new casino operation, build-out period, projected cash flows attributed to the business once operational and a discount rate. The projected cash flows assumed a revenue growth rate of 2.0% and a effective tax rate of 38.1%. The discount rate assumed was 12.0%, based on the weighted average cost of capital plus a premium to reflect the risk of construction costs and timing.
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. The customer lists valued upon adoption of fresh-start reporting and in connection with the Tropicana AC acquisition were fully amortized as of February 2013. In April 2014, customer lists increased related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). Amortization expense related to customer lists, which was amortized to depreciation and amortization expense, for the three and six months ended June 30, 2014 was less than $0.1 million. The amortization expense related to the six months ended June 30, 2013 was $0.2 million. There was no amortization expense recorded for the three months ended June 30, 2013. Estimated annual amortization related to the Lumière Place customer list is anticipated to be $0.1 million in 2015 and 2016 and less than $0.1 million in 2017.
The customer list associated with Lumière Place is valued based on a market approach which considers the price that would be negotiated between a hypothetical buyer and seller. The price was calculated by using market rates for leased customer lists and multiplying it by a value multiple to convert the lease rates into purchase rates.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the three months ended June 30, 2014 and 2013, was $0.2 million. Amortization expense for the six months ended June 30, 2014 and 2013 was $0.4 million.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 7—INVESTMENTS
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of Internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues and 5% on Internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at June 30, 2014 and December 31, 2013 approximates their fair value.
Investments consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Investment in bonds—CRDA	$16,435	$16,542
Less unamortized discount	(4,362)	(4,417)
Less valuation allowance	(3,481)	(3,463)
Deposits—CRDA	30,812	29,538
Less valuation allowance	(7,659)	(7,201)
Direct investment—CRDA	738	4,022
Less valuation allowance	(738)	(1,381)
Total investments	$31,745	$33,640
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended June 30, 2014 and 2013, the Company recorded a loss of $0.4 million and a gain of $0.2 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income. The gain in 2013 was a result of a decrease in the rate used to calculate the reserve. During the six months ended June 30, 2014 and 2013, the Company charged $0.8 million and $0.1 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income.
NOTE 8—OTHER ASSETS
Other assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Debt issuance costs	$4,208	$4,304
Tropicana Evansville prepaid rent	1,125	2,475
Deposits	4,850	4,812
Other	4,505	4,379
Other assets	$14,688	$15,970

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued payroll and benefits	$26,009	$24,697
Accrued gaming and related	14,005	10,564
Accrued taxes	15,151	9,587
Predecessors' administrative tax claim	9,792	9,792
Other accrued expenses and current liabilities	13,095	9,715
Total accrued expenses and other current liabilities	$78,052	$64,355
The Predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. The Company is in the process of determining the timing and amount of the Predecessors' claims to be settled.
NOTE 10—DEBT
Debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
New Term Loan Facility, due 2020, interest at 4.0% at June 30, 2014 and December 31, 2013, net of unamortized discount of $1.4 million and $1.5 million at June 30, 2014 and December 31, 2013, respectively	$296,381	$297,771
Less current portion of debt	(3,000)	(3,000)
Total long-term debt, net	$293,381	$294,771
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

Approximately $172.4 million of the net proceeds from the New Credit Facilities were used to repay in full the principal amounts outstanding under the Company's existing credit facilities which consisted of a $175 million senior secured first lien term loan facility and $15 million cash collateralized letter of credit facility (the "Credit Facilities"). The Credit Facilities were terminated effective as of November 27, 2013.

The New Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of June 30, 2014, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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

The New Term Loan Facility may be prepaid at the option of the Company at any time without penalty (other than customary LIBO Rate breakage fees). The Company is required to make mandatory payments of the New Credit Facilities with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if the Company's total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights).

Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at June 30, 2014.

NOTE 11—IMPAIRMENT CHARGES, OTHER WRITE DOWNS AND RECOVERIES
Impairment charges and other write-downs, included in continuing operations, consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Impairment of barge	$—	$—	$—	$439
Gain on insurance recoveries	(1,250)	—	(5,808)	—
Impairment of goodwill (Note 6)	—	—	9,071	—
Loss on disposal of assets	5	190	5	259
Total impairment charges, other write-downs and recoveries	$(1,245)	$190	$3,268	$698
Jubilee Barge Impairment and Insurance Recovery
In January 2013, the Jubilee barge was damaged as a result of a high-wind storm. Due to the damage sustained the Company initially recorded a $0.4 million write-down of fixed assets which was included in the accompanying condensed consolidated statement of income for the six months ended June 30, 2013. The Company filed claims with its insurance carriers and received $0.7 million in insurance proceeds as of December 31, 2013. In January 2014, the Company settled the filed claims for $5.9 million and received the remaining $5.2 million in insurance proceeds related to the claims during the first quarter of 2014. As a result of the settlement, a gain of $4.6 million, net of expenses and write-downs, was included in the accompanying condensed consolidated statements of income for the six months ended June 30, 2014.
Superstorm Sandy Insurance Recovery
In October 2012, Superstorm Sandy forced a city-mandated closure of all casinos in Atlantic City for approximately five days. As a result, the Company filed a claim with the insurance carriers relating to the business interruption caused by Superstorm Sandy. The Company received a cash settlement of $1.3 million during the second quarter of 2014 which was recorded as a gain in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2014.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 12—RELATED PARTY TRANSACTIONS
Insight Portfolio Group LLC
Effective January 1, 2013, the Company acquired a minority equity interest in Insight Portfolio Group LLC (“Insight Portfolio Group”) and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. The Company made no payments to Insight Portfolio Group during the three months ended June 30, 2014 and paid $0.1 million during the three months ended June 30, 2013. During the six months ended June 30, 2014 and 2013, the Company paid $0.1 million to Insight Portfolio Group.
NOTE 13—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. As of June 30, 2014 and December 31, 2013, the unfavorable lease liability balance was $7.4 million and $7.7 million, respectively, of which $6.9 million and $7.2 million, respectively, is included in other long-term liabilities on the accompanying consolidated balance sheets.
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
Jubilee Lease
The Company had a lease agreement with the City of Greenville, Mississippi, for the moorage, docking and berthing of Jubilee. The lease with the City of Greenville required annual rental payments of $0.4 million was due to expire in August 2020 and provided the Company with the option of two five-year renewals. In October 2013 the Company and the City of Greenville entered into an agreement to and subsequently terminated the Jubilee Lease upon execution of the new Tropicana Greenville lease noted above.
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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral arguments on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011, the parties are awaiting the Court's decision regarding these motions.
Aztar v. Marsh
Aztar Corporation ("Aztar") filed a broker malpractice and breach of contract action in the Superior Court of New Jersey, Atlantic County, Law Division (the “Court”) on August 12, 2010, against Marsh & McLennan Companies, Marsh, Inc., Marsh

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' Motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which was denied. In September 2012, Aztar filed an appeal of the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division. In September 2013, the Superior Court of New Jersey, Appellate Division denied Aztar’s appeal substantially for the reasons set forth in the Court’s decision. Aztar has filed a Petition for Certification to the New Jersey Supreme Court, which petition was denied by the New Jersey Supreme Court in February 2014, thereby concluding the litigation.
Tropicana AC Tax Appeal Settlement
In January 2013, we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC was to receive a $49.5 million refund in the form of credits against annual real estate tax bills beginning in 2013 and ending in 2017. The credits were to be front-loaded in 2013 and 2014 so that after the credits were applied, Tropicana paid $1.8 million in taxes in 2013. The Company utilized $16.0 million of credits as a reduction to operating expenses in the year ended December 31, 2013. In addition, the Company expensed $4.1 million in professional fees related to this settlement in the year ended December 31, 2013. In January 2014, the Company received $31.7 million in cash as payment to satisfy future credits which amount is included in the line item called Property tax settlement in the accompanying condensed consolidated statement of income for the six months ended June 30, 2014.
UNITE HERE
In September 2011, the collective bargaining agreement between Tropicana AC and UNITE HERE Local 54 expired and Tropicana AC continued to voluntarily contribute to the UNITE HERE National Retirement Fund Rehabilitation Plan (the "NRF") after the September 2011 expiration date through February 25, 2012 (at which time Tropicana AC declared an impasse in the collective bargaining negotiations and ceased contributions to the NRF). UNITE HERE subsequently filed a charge with the National Labor Relations Board (the "NLRB") alleging that Tropicana AC's declarations of an impasse violated the National Labor Relations Act. Tropicana AC contested this charge. In addition, in January 2012 the NRF's legal counsel sent a letter to Tropicana AC asserting that any withdrawal from the NRF would not be entitled to the NRF's "Free Look Rule" and would trigger a withdrawal liability and in November 2013 Tropicana AC was advised by UNITE HERE that the NRF had estimated Tropicana AC’s withdrawal liability from the NRF to be approximately $4 million. In May 2014 Tropicana AC and UNITE HERE Local 54 entered into a new collective bargaining agreement as well as a settlement agreement pursuant to which, among other things, the NLRB charge and related charges filed by both parties were withdrawn. In addition, Tropicana AC entered into a settlement agreement with the NRF pursuant to which Tropicana AC paid approximately $4 million to the NRF in settlement of all outstanding withdrawal liability claims.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 14—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 26,312,500 shares were issued and outstanding as of June 30, 2014. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of June 30, 2014. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
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
Significant Ownership
At June 30, 2014, Mr. Icahn indirectly controlled approximately 67.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
NOTE 15—BASIC AND DILUTED NET INCOME PER SHARE
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

NOTE 16—DISCONTINUED OPERATIONS
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
The Company continued to actively market the property and on July 1, 2014, sold River Palms to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC. Pursuant to the terms of the asset purchase agreement substantially all of the assets associated with the operation of River Palms were sold for approximately $6.8 million in cash and the assumption of certain liabilities. Concurrently with the sale, the Company leased back River Palms for a period of up to 90 days, subject to an additional 30 day extension, and further subject to earlier termination rights. The Company intends to terminate the lease and discontinue its operation of River Palms in September 2014.
The assets and liabilities of River Palms are presented as held for sale as follows (in thousands, unaudited):

	June 30, 2014	December 31, 2013
Cash	$2,150	$2,138
Receivables, net	432	245
Property and equipment, net	6,500	6,147
Other assets	879	719
Total assets held for sale	$9,961	$9,249

Accounts payable	$513	$411
Accrued expenses and other liabilities	1,054	1,237
Total liabilities related to assets held for sale	$1,567	$1,648
Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net revenues	$4,540	$4,745	$9,130	$9,592
Operating costs and expenses	(4,663)	(4,491)	(9,019)	(9,292)
Impairment of discontinued operations	—	(1,454)	—	(1,454)
Income (loss) from operations	(123)	(1,200)	111	(1,154)
Income tax benefit (expense)	10	370	(8)	370
Income (loss) from discontinued operations, net	$(113)	$(830)	$103	$(784)
Preliminary Loss Related to Sale
The Company compared its carrying value of River Palms to the estimated sale price in the asset purchase agreement signed in April 2013, less estimated costs to complete the sale, and recorded a preliminary loss on the sale of River Palms of $1.5 million which is included in the income (loss) from discontinued operations for the three and six months ended June 30, 2013.

NOTE 17—INCOME TAXES
The Company's effective income tax rate from continuing operations for the three months ended June 30, 2014 and 2013 was 41.2% and 7.2%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2014 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2013 was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
The Company's effective income tax rate from continuing operations for the six months ended June 30, 2014 and 2013 was 31.5% and 8.5%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2014 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, the goodwill impairment, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2013 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
NOTE 18—SEGMENT INFORMATION
The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, (iv) and South and other. The Company uses operating income to compare operating results among its segments and allocate resources.
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the quarters ended June 30, 2014 and 2013 (in thousands, unaudited):

	Three months ended June 30,
	2014	2013
Net revenues:
East	$77,818	$66,527
Central	72,229	30,444
West	24,923	24,451
South and other	22,538	22,329
Corporate	—	—
Total net revenues	$197,508	$143,751
Operating income (loss):
East	$6,901	$8,535
Central	5,465	8,158
West	2,793	2,915
South and other	1,245	1,275
Corporate	(4,947)	(2,575)
Total operating income	$11,457	$18,308
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$11,457	$18,308
Interest expense	(3,216)	(3,605)
Interest income	158	216
Income from continuing operations before income taxes	$8,399	$14,919

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the six months ended June 30, 2014 and 2013 (in thousands, unaudited):

	Six months ended June 30,
	2014	2013
Net revenues:
East	$140,837	$122,698
Central	103,270	61,446
West	50,106	50,658
South and other	47,918	47,310
Corporate	—	—
Total net revenues	$342,131	$282,112
Operating income:
East	$35,207	$7,265
Central	13,332	15,320
West	6,699	7,000
South and other	10,003	3,656
Corporate	(18,275)	(5,580)
Total operating income	$46,966	$27,661
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$46,966	$27,661
Interest expense	(6,361)	(7,180)
Interest income	1,617	403
Income from continuing operations before income taxes	$42,222	$20,884

Assets by segment:	June 30, 2014	December 31, 2013
East	$317,364	$368,317
Central	433,135	151,139
West	110,853	111,786
South and other	124,667	119,142
Corporate	102,652	283,988
Assets held for sale	9,961	9,249
Total assets	$1,098,632	$1,043,621

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some situations, you may be able to identify such statements by words such as "may," "will," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or other strategic plans, including our acquisition of Lumière Place and our disposition of River Palms, our competition (including online gaming), financing, revenues, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our New Credit Facilities (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition, and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. All forward-looking statements are qualified in their entirety by reference to the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We operate in a continually changing business environment and new risks emerge from time to time. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. As of April 1, 2014, we acquired an additional casino resort in Missouri. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of June 30, 2014, our properties collectively included approximately 389,000 square feet of gaming space with 8,000 slot machines, 270 table games and 5,500 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. As of June 30, 2014, our operations by region include the following:

•	East—Tropicana Casino and Resort, Atlantic City ("Tropicana AC") located in Atlantic City, New Jersey;

•
Central— Tropicana Evansville ("Tropicana Evansville") located in Evansville, Indiana; and Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis ("Lumière Place") located in Saint Louis, Missouri;

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

In addition, through June 30, 2014, the Company owned River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada, which is presented as discontinued operations in the accompanying condensed consolidated statements of income while the assets and liabilities are presented as held for sale in the accompanying condensed consolidated balance sheets as a result of the asset purchase agreement entered into in April 2013 and subsequently terminated by the Company in October 2013. The Company continued to actively market the property and on July 1, 2014, sold River Palms to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC.
Further, on April 1, 2014, we acquired Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière Place").

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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Lumière Place. In August 2013, we entered into an agreement to purchase Lumière Place and on April 1, 2014 the acquisition was completed for a cash purchase price of $261.3 million, which includes an adjustment for working capital as of the acquisition date.

•
Tropicana AC.  In addition to its traditional guests, one of Tropicana AC's marketing strategies in the prior year period was to target high end table games players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table games hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table games hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods due to this marketing strategy. For the three months ended June 30, 2014, the table game hold percentage decreased 0.5 percentage points compared to the same period in the prior year. For the six months ended June 30, 2014, the table game hold percentage increased 0.3 percentage points compared to the same period in the prior year. This hold percentage is not necessarily indicative of results that can be expected for future periods.

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

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "New Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "New Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the New Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the New Term Loan Facility accrue interest at a floating rate which was 4.00% as of June 30, 2014. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the existing Term Loan Facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest. We used a portion of the proceeds from the New Term Loan Facility to repay in full the amounts outstanding under the credit facilities we entered into in March 2012 (the "Credit Facilities").

The Credit Facilities, which consisted of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million issued at a discount of 2% (the "Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the Term Loan Facility required quarterly principal payments of $437,500 through December 2017 with the remaining outstanding amounts due on March 16, 2018, the maturity date. The obligations under the Term Loan Facility accrued interest at a floating rate which was 7.5% as of June 30, 2013. A portion of the net proceeds from the Term Loan Facility was used to repay in full approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty under the exit facility, which consisted of a $130 million senior secured term loan credit facility and a $20 million senior secured revolving credit facility (the "Exit Facility"). An entity affiliated with Carl C. Icahn, the chairman of our Board of Directors and, through Icahn Enterprises, our principal beneficial stockholder, was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility.
Our interest expense was $3.2 million and $3.6 million for the three months ended June 30, 2014 and 2013, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.3 million for the three months ended June 30, 2014 and 2013 and capitalized interest of $0.1 million for the three months ended June 30, 2014. Our interest expense was $6.4 million and $7.2 million for the six months ended June 30, 2014 and 2013, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.5 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively and $0.2 million for the six months ended June 30, 2014.

•
Atlantic City Market. In October 2012, Superstorm Sandy forced a city-mandated closure of all casinos in Atlantic City for approximately five days. Although Tropicana AC did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania resulted in long term business interruption that continued into 2013 and materially affected operating results. In addition to Superstorm Sandy, competitive pressure in Atlantic City and the regional market continue to adversely affect Tropicana AC. Based on market data, the Atlantic City market experienced period over period declines in casino revenue of 5.3% and 6.4% for the three and six months ended June 30, 2014, respectively. In January 2014, the Atlantic Club Casino, one of our competitors, ceased operations and Tropicana AC purchased various gaming equipment and the casino's patron database for $9.1 million. Tropicana AC has experienced increased slot customer volumes during the three and six months ended June 30, 2014 due, in part, to the closure of this competitor and the purchase of their patron database.

•
River Palms. On July 1, 2014, we sold substantially all of the assets constituting River Palms to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC, for approximately $6.8 million in cash and the assumption of certain liabilities. Concurrently with the sale, the Company leased back River Palms for a period of up to 90 days, subject to an additional 30 day extension, and further subject to earlier termination rights. The Company intends to terminate the lease and discontinue its operation of River Palms in September 2014. Due to the sale of River Palms and the plan to terminate the operations in September 2014, the results of operations for River Palms are presented as discontinued operations while its assets and liabilities are presented as held for sale as of June 30, 2014. In addition, River Palms is not included in management's discussion and analysis of financial condition and results of operations.

•
Insurance Recoveries.  In January 2013 the Jubilee barge was damaged as a result of a high-wind storm. Due to the damage sustained we initially recorded a $0.4 million write-down of fixed assets which was included in the accompanying condensed consolidated statement of income for the six months ended June 30, 2013. We filed claims with our insurance carriers and received $0.7 million in insurance proceeds as of December 31, 2013. In January 2014, the Company settled the filed claims for $5.9 million and received the remaining $5.2 million in insurance proceeds related to the claims. As a result of the settlement, a gain of $4.6 million was included in the accompanying condensed consolidated statement of income for the six months ended June 30, 2014.

Our 2013 results were adversely affected due to the business interruption encountered as a result of Superstorm Sandy. We filed a claim with our insurance carriers relating to business interruption as a result of Superstorm Sandy and received a cash settlement of $1.3 million during the second quarter of 2014.

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

Three months ended June 30, 2014 compared to three months ended June 30, 2013
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended June 30,
	2014	2013
Net revenues:
East	$77,818	$66,527
Central	72,229	30,444
West	24,923	24,451
South and other	22,538	22,329
Corporate	—	—
Total net revenues	$197,508	$143,751
Operating income:
East	$6,901	$8,535
Central	5,465	8,158
West	2,793	2,915
South and other	1,245	1,275
Corporate	(4,947)	(2,575)
Total operating income	$11,457	$18,308
Operating income margin(a):
East	8.9%	12.8%
Central	7.6%	26.8%
West	11.2%	11.9%
South and other	5.5%	5.7%
Total operating income margin	5.8%	12.7%
(a)Operating income margin is operating income as a percentage of net revenues.
The following table presents detail of our net revenues (in thousands):

	Three months ended June 30,
	2014	2013
Revenues:
Casino	$157,864	$115,213
Room	30,412	21,493
Food and beverage	28,030	18,821
Other	6,840	5,207
Gross revenues	223,146	160,734
Less promotional allowances	(25,638)	(16,983)
Net revenues	$197,508	$143,751

Net Revenues
In the East region, net revenues were $77.8 million for the three months ended June 30, 2014, an increase of $11.3 million, or 17.0%, when compared to the three months ended June 30, 2013. Tropicana AC's net revenues increased from the prior year period primarily due to a $10.8 million increase in casino revenues as a result of the increased customer volumes due, in part, to the closure of one of our competitors in Atlantic City in January 2014 and a increase in Internet gaming revenue. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 5.3% in the three months ended June 30, 2014. Tropicana AC casino revenues increased due to $4.4 million in Internet gaming which commenced in November 2013, coupled with 26.4% higher slot volumes partially offset by 13.8% lower table game volumes, including lower volumes of high-end play for the three months ended June 30, 2014. The average daily room rate decreased to $84 for the three months ended June 30, 2014 from $87 for the three months ended June 30, 2013. The occupancy rate for the three months ended June 30, 2014 at Tropicana AC was 78%, up from 72% for the three months ended June 30, 2013.
In the Central region, net revenues were $72.2 million for the three months ended June 30, 2014, an increase of $41.8 million from the three months ended June 30, 2013. In April 2014, the Company completed its acquisition of Lumière Place which contributed $42.8 million in net revenues for the three months ended June 30, 2014. Casino revenues at Tropicana Evansville decreased compared to the prior year period primarily due to a 2.5% decrease in slot volumes partially offset by a 17.3% increase in table games volumes. The occupancy rate for the three months ended June 30, 2014 in the Central Region was 76%, an increase from 69% in the three months ended June 30, 2013. The increased occupancy reflects higher complimentary rooms being provided to our guests at Tropicana Evansville and the acquisition of Lumière Place. The average daily room rate in the Central Region increased to $197 for the three months ended June 30, 2014, compared to $93 for the three months ended June 30, 2013. Room rates increased in three months ended June 30, 2014 due to the acquisition of Lumiére Place.
In the West region, net revenues were $24.9 million for the three months ended June 30, 2014, an increase of $0.5 million, or 1.9%, compared to the three months ended June 30, 2013. The increase was primarily driven by increases in casino, hotel and food and beverage revenues. Casino revenues in the West region increased due to a 4.8% increase in slot games volumes and a 7.6% increase in table volumes, partially offset by an increase in promotional slot play which is recorded as a reduction in revenues. At MontBleu, net revenues increased $0.5 million due to increased customer visitation related to the temporary closure of a competitor in the South Lake Tahoe market at the end of March 2014. This competitor is closed for renovations and we currently anticipate that it will reopen in the fourth quarter of 2014. MontBleu's casino revenues for the three months ended June 30, 2014 were up from the comparable period and their hotel occupancy increased 5 percentage points from the three months ended June 30, 2013. Net revenues at Tropicana Laughlin were relatively flat for the three months ended June 30, 2014 compared to the same period in the prior year. The average daily room rate for the West region was $48 for the three months ended June 30, 2014, an increase from $47 for the three months ended June 30, 2013. The occupancy rate in the West region was 58% for the three months ended June 30, 2014 an increase from 56% for the three months ended June 30, 2013.
In the South and other region, net revenues were $22.5 million for the three months ended June 30, 2014, an increase of $0.2 million, or 0.9%, compared to the three months ended June 30, 2013. Casino revenues for the South and other region decreased $0.9 million offset by a $0.5 million decrease in promotional allowances for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Net revenues at the Belle of Baton Rouge were relatively flat for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to an increase in promotional slot play which is recorded as a reduction in revenues, partially offset by a 1.7% increase in slot volumes and 8.6% increase in table games volumes. Tropicana Greenville's net revenues were relatively flat for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to a 1.4% higher slot volumes offset by 43.8% lower table games volumes. Increased hotel occupancy at Tropicana Aruba contributed an increase of $0.2 million in net revenues during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The occupancy rate at our properties in the South and other region was 68% and 66% for the three months ended June 30, 2014 and 2013, respectively. The average daily room rate for the South and other region was $76 and $64 for the three months ended June 30, 2014 and 2013, respectively.

Operating Income
In the East region, the operating income for the three months ended June 30, 2014 was $6.9 million, a $1.6 million decrease compared to the three months ended June 30, 2013. The operating income in the East region was lower than the prior year primarily due to the net revenue increases discussed above and a one-time gain on insurance recoveries of $1.3 million related to business interruption as a result of Superstorm Sandy, offset by increased payroll and operating costs. The current period includes increased costs related to Internet gaming which commenced in November 2013 as well as an increase in real estate taxes due to the favorable effects in the prior period related to a real estate tax settlement. Under the terms of the original real estate tax settlement in January 2013, Tropicana AC applied $4.0 million of credits to the 2013 real estate tax bills during the three months ended June 30, 2013. In the first quarter of 2014, the real estate tax settlement was fully satisfied when Tropicana AC received a one-time cash payment.
In the Central region, the operating income for the three months ended June 30, 2014 was $5.5 million, a $2.7 million decrease compared to the three months ended June 30, 2013. In April 2014, we completed the acquisition of Lumière Place which contributed $1.0 million operating loss for the six months ended June 30, 2014. In addition, the decrease in operating income is related to the net revenue decreases at Tropicana Evansville discussed above, as well as increased gaming taxes and rental expense during the three months ended June 30, 2014. Beginning in May 2013, Tropicana Evansville benefited from new legislation allowing casinos to exclude a portion of slot free play revenue from their Adjusted Gaming Revenue ("AGR" as defined by the Indiana Gaming Code) which is also the basis for calculating the property's rental expense. This new definition of AGR, as well as the retroactive adjustment during the three months ended June 30, 2013 and the remainder of the year ended December 31, 2013, resulted in lower gaming taxes and lower rental expense during the prior year period.
In the West region, the operating income for the three months ended June 30, 2014 was $2.8 million, a $0.1 million decrease compared to the three months ended June 30, 2013. The decrease is mainly attributable to increased taxes due to a favorable sales and use tax settlement in the prior year, as well as increased promotional spending and insurance costs during the three months ended June 30, 2014. The West region also recognized increased depreciation expense due to capital improvements placed in service after the comparable period in the prior year.
In the South and other region operating income for the three months ended June 30, 2014 was $1.2 million, a small decrease compared to the three months ended June 30, 2013. This decrease is primarily due to the net revenue increase discussed above offset by increased taxes and insurance costs and decreased promotional spending during the three months ended June 30, 2014.
Corporate expenses were $4.9 million for the three months ended June 30, 2014, a $2.4 million increase from the three months ended June 30, 2013, driven primarily by increased professional fees associated with our acquisition of Lumière Place which was completed in April 2014.
Interest Expense
Interest expense for the three months ended June 30, 2014 and 2013 was $3.2 million and $3.6 million, respectively. The interest expense for the three months ended June 30, 2014 decreased compared to the prior year period primarily due to our New Term Loan Facility which was funded in November 2013 and accrues interest at a floating rate, which was 4.0% per annum as of June 30, 2014. Cash paid for interest, net of interest capitalized, decreased to $3.0 million from $3.3 million for the three months ended June 30, 2014 and 2013, respectively, related to the lower interest rate under the New Term Loan Facility and the capitalization of interest in 2014. Under our previous Term Loan Facility, interest accrued at a floating rate of 7.5% per annum for the three months ended June 30, 2013.
Income Taxes
Income tax expense from continuing operations was $3.5 million for the three months ended June 30, 2014 and our effective income tax rate was 41.2%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended June 30, 2014 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the three months ended June 30, 2013, the income tax expense from continuing operations was $1.1 million and our effective tax rate was 7.2%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended June 30, 2013, was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.

Six months ended June 30, 2014 compared to six months ended June 30, 2013
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Six months ended June 30,
	2014	2013
Net revenues:
East	$140,837	$122,698
Central	103,270	61,446
West	50,106	50,658
South and other	47,918	47,310
Corporate	—	—
Total net revenues	$342,131	$282,112
Operating income (loss):
East	$35,207	$7,265
Central	13,332	15,320
West	6,699	7,000
South and other	10,003	3,656
Corporate	(18,275)	(5,580)
Total operating income	$46,966	$27,661
Operating income margin(a):
East	25.0%	5.9%
Central	12.9%	24.9%
West	13.4%	13.8%
South and other	20.9%	7.7%
Total operating income margin	13.7%	9.8%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Six months ended June 30,
	2014	2013
Revenues:
Casino	$276,068	$228,017
Room	50,519	41,028
Food and beverage	46,739	37,825
Other	11,804	10,138
Gross revenues	385,130	317,008
Less promotional allowances	(42,999)	(34,896)
Net revenues	$342,131	$282,112
Net Revenues
In the East region, net revenues were $140.8 million for the six months ended June 30, 2014, an increase of $18.1 million, or 14.8%, when compared to the six months ended June 30, 2013. Net revenue increases for Tropicana AC are primarily due to a $17.4 million increase in casino revenues and a $1.0 million increase in room revenues as a result of the increased customer volumes due, in part, to the closure of one of our competitors in Atlantic City in January 2014. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 6.4% in the six months ended June 30, 2014. Tropicana AC casino revenues increased primarily due to $7.9 million in Internet gaming which commenced in November 2013, coupled with 16.5% higher slot volumes partially offset by 18.0% lower table game volumes, including lower volumes of high-end play for the six months ended June 30, 2014. Net revenues for our hotel also increased due to higher occupancy rates in the six months ended June 30, 2014. The average daily room rate was $82 for both the six months ended June 30, 2014 and 2013. The occupancy rate for the increased to 71% for the six months ended June 30, 2014 compared to 68% for the six months ended June 30, 2013.
In the Central region, net revenues were $103.3 million for the six months ended June 30, 2014, an increase of $41.8 million, compared to the six months ended June 30, 2013. In April 2014, the Company completed its acquisition of

Lumière Place which contributed $42.8 million in net revenues for the six months ended June 30, 2014. Unfavorable weather conditions early in the first quarter impacted Tropicana Evansville during the six months ended June 30, 2014. Casino revenues at Tropicana Evansville decreased $0.6 million compared to the prior year period primarily due to a 1.9% decrease in slot volumes and increased promotional slot play and other incentives given to our customers, partially offset by a 11.8% increase in table games volumes. The occupancy rate for the six months ended June 30, 2014 in the Central region was 75%, an increase from 64% in the six months ended June 30, 2013. The increased occupancy rate reflects higher customer visitation due to more complimentary rooms being provided to our guests at Tropicana Evansville in the current period compared to the prior year period and the acquisition of Lumière Place. The average daily room rate in the Central region was $162 for the six months ended June 30, 2014, compared to $94 for the six months ended June 30, 2013. Room rates increased in the six months ended June 30, 2014 due to the acquisition of Lumière Place.
In the West region, net revenues were $50.1 million for the six months ended June 30, 2014, a decrease of $0.6 million, or 1.1%, compared to the six months ended June 30, 2013. The decrease was primarily driven by increases in promotional allowances, partially offset by increased casino revenues. Casino revenues in the West region increased due to a 3.4% increase in slot volumes partially offset by a 0.9% decrease in table games volumes and an increase in promotional slot play, which is recorded as a reduction in revenues. At MontBleu, net revenues decreased $0.7 million due to increased casino revenues offset by increased promotional allowances for the six months ended June 30, 2014 compared to the prior year period. Net revenues at Tropicana Laughlin increased $0.2 million for the six months ended June 30, 2014 compared to the same period in the prior year. The average daily room rate for the West region was $47 for both the six months ended June 30, 2014 and the six months ended June 30, 2013. The occupancy rate for the six months ended June 30, 2014 and 2013 at our properties in the West region was 55% and 53%, respectively.
In the South and other region, net revenues were $47.9 million for the six months ended June 30, 2014, an increase of $0.6 million, or 1.3%, compared to the six months ended June 30, 2013. Casino revenues for the South and other region decreased $2.3 million offset by a $2.4 million decrease in promotional allowances for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Net revenues at the Belle of Baton Rouge increased $0.8 million for the six months ended June 30, 2014, primarily due to decreased complimentary items provided to our guests, a 0.8% increase in slot volumes, and a 17.7% increase in table games volumes, partially offset by a 2.4 percentage point decline in the table game hold percentage. The increased gaming volumes at the Belle of Baton Rouge were offset by an increase in promotional slot play which is recorded as a reduction in revenues. Tropicana Greenville's net revenues decreased $0.5 million due to 2.4% lower slot volumes and 37.1% lower table games volumes. Increased hotel occupancy at Tropicana Aruba contributed to an increase of $0.3 million in net revenues during the six months ended June 30, 2014. The occupancy rate at our properties in the South and other region was 69% for both the six months ended June 30, 2014 and 2013. The average daily room rate for the South and other region was $82 and $77 for the six months ended June 30, 2014 and 2013, respectively.
Operating Income
In the East region, the operating income for the six months ended June 30, 2014 was $35.2 million, compared to an operating income of $7.3 million for the six months ended June 30, 2013. The operating income in the East region was favorable compared to the prior year primarily due to a real estate tax settlement which resulted in a $31.7 million one-time cash payment received at Tropicana AC during the six months ended June 30, 2014. This refund was partially offset by an increase in real estate taxes due to the favorable effects in the prior period related to a real estate tax settlement. Under the terms of the original settlement in January 2013, Tropicana AC applied $8.0 million of credits to the 2013 real estate tax bills during the six months ended June 30, 2013 and expensed $4.1 million in professional fees related to this settlement in the six months ended June 30, 2013.
In the Central region, the operating income for the six months ended June 30, 2014 was $13.3 million, a $2.0 million decrease compared to the six months ended June 30, 2013. In April 2014, we completed the acquisition of Lumière Place which contributed a $1.0 million operating loss for the six months ended June 30, 2014. The additional decrease in operating income is related to the decrease in net revenues at Tropicana Evansville discussed above, and increased payroll and promotional costs during the six months ended June 30, 2014.
In the West region, the operating income for the six months ended June 30, 2014 was $6.7 million, a $0.3 million decrease compared to the six months ended June 30, 2013. The decrease in operating income is mainly attributable to the decreased net revenues discussed above, partially offset by decreased payroll benefits costs and operating expenses consistent with our focus on cost-saving initiatives during the six months ended June 30, 2014. Additionally, the West region properties realized a $0.3 million increase in depreciation and amortization expense related to new capital projects placed in service after the comparable period in the prior year.
In the South and other region operating income for the six months ended June 30, 2014 was $10.0 million, a $6.3 million increase compared to the six months ended June 30, 2013. This increase is primarily due to a gain on insurance recoveries of

$4.6 million, net of expenses and write-downs, in the six months ended June 30, 2014. The increase from the prior year also relates to the net revenue increases discussed above, as well as decreased payroll costs and decreased operating expenses consistent with lower customer volumes at Tropicana Greenville and reduced advertising and promotional costs at Belle of Baton Rouge during the six months ended June 30, 2014.
Corporate expenses were $18.3 million for the six months ended June 30, 2014, a $12.7 million increase from the six months ended June 30, 2013, driven primarily by a $9.1 million goodwill impairment recognized during the six months ended June 30, 2014 due to Tropicana AC's carrying value exceeding its fair value. In addition, we recorded a $3.2 million increase in professional fees during the six months ended June 30, 2014, including fees associated with our acquisition of Lumière Place which was announced in August 2013 and completed in April 2014.
Interest Expense
Interest expense for the six months ended June 30, 2014 and 2013 was $6.4 million and $7.2 million, respectively. The interest expense for the six months ended June 30, 2014 decreased compared to the prior year period primarily due to our New Term Loan Facility which was funded in November 2013 and accrues interest at a floating rate, which was 4.0% per annum as of June 30, 2014. Cash paid for interest, net of interest capitalized, decreased to $6.0 million from $6.5 million for the six months ended June 30, 2014 and 2013, respectively, related to the lower interest rate and payment timing under the New Term Loan Facility and the capitalization of interest in 2014. Under our previous Term Loan Facility, interest accrued at a floating rate of 7.5% per annum for the six months ended June 30, 2013. Interest expense also includes approximately $0.5 million and $0.6 million of amortization of debt issuance costs and discounts for the six months ended June 30, 2014 and 2013, respectively. Unamortized debt issuance costs and discounts related to the previous Term Loan Facility were written off in November 2013 in connection with the repayment of that debt.
Income Taxes
Income tax expense from continuing operations was $13.3 million for the six months ended June 30, 2014 and our effective income tax rate was 31.5%. The difference between the federal statutory rate of 35% and the effective tax rate for the six months ended June 30, 2014 was primarily due to the utilization of our deferred tax assets offset by disallowed foreign losses, the goodwill impairment, state income taxes (net of federal benefit), and other permanent differences. For the six months ended June 30, 2013, the income tax expense from continuing operations was $1.8 million and our effective tax rate was 8.5%. The difference between the federal statutory rate of 35% and the effective tax rate for the six months ended June 30, 2013, was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance.
Discontinued Operations
During 2013, we entered into an agreement to sell River Palms and subsequently notified the buyers that we had elected to terminate the agreement to sell River Palms, effective immediately, pursuant to the terms of the agreement. We continued to actively market the property and on July 1, 2014, entered into and closed an asset purchase agreement with Laughlin Hotel, LLC and Nevada Restaurant Services, Inc. Pursuant to the terms of the asset purchase agreement substantially all of the assets associated with the operation of River Palms was sold for $6.8 million in cash and the assumption of certain liabilities. Concurrently with the execution and closing of the asset purchase agreement, we leased back River Palms for a period of up to 90 days, subject to an additional 30 day extension, and further subject to earlier termination rights. The Company intends to terminate the lease and discontinue its operation of River Palms in September 2014. Accordingly, the results of operations of River Palms are presented as discontinued operations in the accompanying condensed consolidated statements of income for all periods presented.

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
Part of our overall strategy includes consideration of expansion opportunities in new gaming jurisdictions, underserved markets and acquisition and other strategic opportunities that may arise periodically. We may require additional funds in order to execute on such strategic growth, and we may incur additional debt or issue additional equity to finance any such transactions. We cannot assure you that we will be able to incur such debt or issue any such additional equity on acceptable terms or at all. In April 2014, we completed our purchase of Lumière Place for a cash purchase price of $261.3 million, which includes an adjustment for working capital as of the acquisition date. We used a portion of the proceeds from the New Term Loan Facility.
In addition to our acquisition of Lumière Place, our material cash requirements for our existing properties for 2014 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $3.0 million and $12.1 million, respectively, (ii) maintenance capital expenditures expected to be between $30 million and $40 million, (iii) growth capital expenditures expected to be approximately $7 million, and (iv) minimum lease payments under our operating leases of approximately $6.5 million. The majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above. We have been approved to use $17.3 million of our CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. In addition we have applied for certain grants through the New Jersey Economic Development Authority, ERG Grant Program ("ERG Grants"). If such ERG Grants are approved we would plan to spend the Approved CRDA Project Funds and an additional $16.2 million toward capital improvements at Tropicana AC. We cannot assure that such ERG Grants will be approved.
The following table summarizes our cash flows, which includes cash flows generated from discontinued operations within operating and investing activities (in thousands):

	Six months ended June 30,
	2014	2013
Cash Flow Information:
Net cash provided by operating activities	$60,214	$29,765
Net cash used in investing activities	(257,729)	(27,561)
Net cash used in financing activities	(1,514)	(977)
Net increase (decrease) in cash and cash equivalents	$(199,029)	$1,227
During the six months ended June 30, 2014, our operating activities provided $60.2 million in cash. Cash paid for interest, net of interest capitalized, was $6.0 million and $6.5 million for the six months ended June 30, 2014 and 2013, respectively. This decrease primarily relates to decreased interest rates under our New Term Loan Facility and the capitalization of interest in 2014. Net cash provided by operating activities for the six months ended June 30, 2014 includes the increased operating results compared to prior year as well as a $9.1 million impairment of goodwill. Operating cash provided by discontinued operations was $0.4 million for the six months ended June 30, 2014 and $1.7 million for the six months ended June 30, 2013.
During the six months ended June 30, 2014, our investing activities used $257.7 million in cash. Net cash used in investing activities primarily consisted of $237.3 million related to the Lumière Place acquisition, net of cash acquired, $29.2 million for capital expenditures, offset by $5.2 million in insurance proceeds and $1.7 million in sales and luxury tax rebates included in other investing activities in the six months ended June 30, 2014. Net cash used in investing activities consists of $30.2 million for capital expenditures, offset by $1.7 million in sales and luxury tax rebates included in other investing activities in the six months ended June 30, 2013. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Investing cash used in discontinued operations for capital expenditures was $0.4 million for the six months ended June 30, 2014 and $2.0 million for the six months ended June 30, 2013.
During the six months ended June 30, 2014, our financing activities used $1.5 million in cash. Net cash used in financing activities for the six months ended June 30, 2014 primarily consisted of payments on the New Term Loan Facility. Net cash provided by financing activities for the six months ended June 30, 2013 consisted of the payments on the then outstanding Term Loan Facility.
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

Approximately $172.4 million of the net proceeds from the New Credit Facilities were used to repay in full the principal amounts outstanding under our existing Credit Facilities. The Credit Facilities were terminated effective as of November 27, 2013. A portion of the proceeds from the New Credit Facilities was used to finance our previously announced acquisition of Lumière Place. This acquisition was completed in April 2014.

The New Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of June 30, 2014, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

At our election and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the New Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.

The New Term Loan Facility may be prepaid at our option at any time without penalty (other than customary LIBO Rate breakage fees). We are required to make mandatory payments of the New Credit Facilities with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if our total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights).

Our interest expense for the six months ended June 30, 2014 and 2013 was $6.4 million and $7.2 million, respectively, which includes $0.5 million and $0.6 million, respectively, of amortization of the related debt discounts and debt issuance costs for the six months ended June 30, 2014 and 2013.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the six months ended June 30, 2014 compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our New Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of June 30, 2014, assuming a 1% increase over the 4.0% minimum interest rate specified in our New Term Loan Facility, our annual interest cost would increase by approximately $3.0 million.
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of June 30, 2014. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities

Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
For a description of our previously reported legal proceedings, refer to "Item 3-Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material developments with respect to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2013, except as discussed in Note 13- Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS.
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013 includes a discussion of our risk factors. There have been no material changes to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, except as noted below. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Our acquisition of Lumière Place exposes us to additional risks.

Part of our overall strategy includes consideration of expansion opportunities in new gaming jurisdictions, underserved markets and acquisition and other strategic opportunities that may arise periodically. This strategy exposes us to certain risks, including those included in “Item 1A.-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Annual Report"). Our acquisition, integration, ownership and operation of Lumière Place-which we acquired on April 1, 2014 and which comprises Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri-is subject to the risks included in our 2013 Annual Report, as well as other risks attendant to operating gaming and hotel properties in a new geographic market, including regulatory risks Our failure to realize the expected benefits of acquiring Lumière Place, whether because we do not achieve anticipated cost efficiencies or synergies, we are not successful at integrating the business with the rest of our operations, or otherwise, could materially adversely affect our business, financial condition and results of operations.

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

TROPICANA ENTERTAINMENT INC.

Date:	July 31, 2014	By:	/s/ LANCE J. MILLAGE
		Name:	Lance J. Millage
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)