Form 10-Q
period 2014-09-30
Tropicana Entertainment Inc.
filed 2014-11-04
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of November 3, 2014, there were 26,312,500 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183,971	$356,755
Restricted cash	15,867	30,856
Receivables, net	31,026	28,786
Inventories	7,386	4,435
Prepaid expenses and other assets	14,422	11,243
Assets held for sale	—	9,249
Total current assets	252,672	441,324
Property and equipment, net	724,255	460,745
Goodwill	15,857	24,928
Intangible assets, net	75,256	67,014
Investments	32,433	33,640
Other assets, net	11,469	15,970
Total assets	$1,111,942	$1,043,621

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Liabilities related to assets held for sale	—	1,648
Accounts payable	51,381	38,865
Accrued expenses and other current liabilities	81,480	64,355
Total current liabilities	135,861	107,868
Long-term debt, net	292,686	294,771
Other long-term liabilities	6,894	7,198
Deferred tax liabilities	19,659	19,659
Total liabilities	455,100	429,496

Commitments and contingencies

Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at September 30, 2014 and December 31, 2013	263	263
Additional paid-in capital	600,359	600,359
Retained earnings	56,220	13,503
Total shareholders' equity	656,842	614,125
Total liabilities and shareholders' equity	$1,111,942	$1,043,621
The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Casino	$167,283	$112,003	$443,351	$340,020
Room	37,299	27,661	87,818	68,689
Food and beverage	30,034	20,669	76,773	58,494
Other	7,626	6,186	19,430	16,324
Gross revenues	242,242	166,519	627,372	483,527
Less promotional allowances	(25,143)	(17,772)	(68,142)	(52,668)
Net revenues	217,099	148,747	559,230	430,859
Operating costs and expenses:
Casino	74,455	51,248	200,609	150,055
Room	12,769	9,778	31,033	24,967
Food and beverage	14,468	10,331	36,604	28,801
Other	4,693	4,446	12,602	11,772
Marketing, advertising and promotions	15,663	10,113	42,522	29,543
General and administrative	39,626	24,890	106,101	75,487
Maintenance and utilities	18,914	15,425	52,266	42,761
Depreciation and amortization	13,752	8,831	36,225	25,429
Impairment charges, other write-downs and recoveries	961	(198)	4,229	500
Property tax settlement	—	—	(31,725)	—
Total operating costs and expenses	195,301	134,864	490,466	389,315
Operating income	21,798	13,883	68,764	41,544

Other income (expense):
Interest expense	(3,203)	(3,636)	(9,564)	(10,816)
Interest income	132	190	1,749	593
Total other expense	(3,071)	(3,446)	(7,815)	(10,223)
Income from continuing operations before income taxes	18,727	10,437	60,949	31,321
Income tax expense	(6,655)	(1,308)	(19,940)	(3,073)
Income from continuing operations	12,072	9,129	41,009	28,248
Income (loss) from discontinued operations, net	1,605	(783)	1,708	(1,567)
Net income	$13,677	$8,346	$42,717	$26,681

Basic and diluted income per common share:
Income from continuing operations	$0.46	$0.35	$1.56	$1.07
Income (loss) from discontinued operations, net	0.06	(0.03)	0.06	(0.06)
Net income	$0.52	$0.32	$1.62	$1.01

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313	26,313	26,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$42,717	$26,681
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance recoveries	(5,843)	—
Insurance proceeds from business interruption	1,250	—
Loss on sale of discontinued operations	233	—
Impairment of discontinued operations	—	1,454
Depreciation and amortization (including discontinued operations)	36,225	25,546
Amortization of debt discount and debt issuance costs	768	961
Impairment charges	9,071	439
Loss on disposition of asset (including discontinued operations)	1,001	61
Changes in current assets and current liabilities:
Receivables, net	(6,658)	352
Inventories, prepaids and other assets	(2,269)	(732)
Accounts payable, accrued expenses and other liabilities	20,082	(133)
Other	4,390	2,129
Net cash provided by operating activities	100,967	56,758
Cash flows from investing activities:
Additions of property and equipment	(52,020)	(42,989)
Restricted cash for acquisition	—	(15,002)
Insurance proceeds	5,200	700
Proceeds from sale of discontinued operations	6,750	—
Lumière Place acquisition, net of $11,015 cash acquired	(237,317)	—
Other	3,768	4,092
Net cash used in investing activities	(273,619)	(53,199)
Cash flows from financing activities:
Payments on debt	(2,250)	(1,402)
Restricted cash	(20)	(20)
Net cash used in financing activities	(2,270)	(1,422)
Net increase (decrease) in cash and cash equivalents	(174,922)	2,137
(Increase) decrease in cash and cash equivalents related to assets held for sale	2,138	(132)
Cash and cash equivalents, beginning of period	356,755	240,381
Cash and cash equivalents, end of period	$183,971	$242,386

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest, net of interest capitalized	$8,838	$9,425
Cash paid for income taxes	16,396	2,848
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	4,570	1,699
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

In addition, through June 30, 2014, the Company owned River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada, which is presented as discontinued operations in the accompanying condensed consolidated statements of income for all periods presented while the assets and liabilities are presented as held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2013. On July 1, 2014, the Company sold River Palms to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC (see Note 16 - Discontinued Operations for further discussion).
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
Restricted Cash
Restricted cash consisted primarily of funds invested in money market funds. At September 30, 2014 and December 31, 2013, $9.7 million was restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $6.2 million was restricted to collateralize letters of credit. In addition, at December 31, 2013, $15.0 million was held in escrow in connection with the agreement to purchase Lumière Place. The acquisition was consummated on April 1, 2014 (see Note 3 - Lumière Place Acquisition).
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
The fair value of our long-term debt is based on the quoted market prices for similar issues. The estimated fair value of our long-term debt as of September 30, 2014 is approximately $290.5 million.
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
The amounts included in promotional allowances consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Room	$9,521	$7,007	$25,611	$19,754
Food and beverage	13,413	9,464	35,449	27,031
Other	2,209	1,301	7,082	5,883
Total	$25,143	$17,772	$68,142	$52,668

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The estimated departmental costs and expenses of providing these promotional allowances, for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Room	$4,551	$3,586	$13,816	$11,140
Food and beverage	12,143	9,209	32,362	25,390
Other	967	703	2,401	1,495
Total	$17,661	$13,498	$48,579	$38,025
Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, an amendment to FASB Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements. This update provides guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statement disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2016, using one of two retrospective application methods. The Company is evaluating the impacts, if any, the adoption of ASU No. 2014-09 will have on the Company's financial position or results of operations.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations. Under the amendment a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (ii) the component of an entity or group of components of an entity is disposed of by sale; and (iii) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). This new guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity and all business activities, on acquisition, that are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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

Consideration Transferred

The cash purchase price was approximately $261.3 million, which includes an adjustment for working capital as of the acquisition date. The Company funded the net purchase price using cash, which included proceeds from the New Credit Facilities issuance on November 27, 2013. Acquisition-related costs included in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2014 was $0.2 million and $1.3 million, respectively.

Allocation of Purchase Price

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgment. The fair value of Lumière Place's assets acquired and liabilities assumed utilized for purchase price allocation are considered preliminary as we continue to finalize the valuation in accordance with the Purchase Agreement.

The preliminary purchase price allocation was as follows (in thousands):

Fair Value
Current assets	$15,931
Property and equipment	249,097
Intangible assets	8,848
Other assets	657
Total assets	274,533
Total liabilities	(13,227)
Total purchase price	$261,306

The fair value of the intangible assets as of the acquisition date is primarily associated with the casino's gaming license which is not subject to amortization (see Note 6 - Goodwill and Intangible Assets).

Condensed Consolidated Statements of Income for the period from April 1, 2014 through September 30, 2014

The results of operations for Lumière Place have been included in the Company's financial statements since the acquisition date. The amounts of revenue and earnings of Lumière Place included in the Company's condensed consolidated statements of income for the three and nine months ended September 30, 2014 are as follows (in thousands):

	Three months ended September 30, 2014	Period from April 1 to September 30, 2014
Net revenues	$42,911	$85,702
Net loss	(1,295)	(5,163)

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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

	Three months ended September 30,	Nine months ended September 30,
	2013	2014	2013
Net Revenues	$192,619	$600,225	$568,830
Net Income	12,336	43,176	40,420
Basic and diluted net income per common share	$0.47	$1.64	$1.54

The pro forma results include adjustments to general and administrative expense to exclude the Company's non-recurring transaction costs related to the acquisition and to interest expense due to lower interest rates on the New Credit Facilities issued to refinance the Company's existing debt and fund a portion of the purchase price. Lastly, the pro forma results include adjustments to depreciation and amortization expense, based on the fair values of the property and equipment and definite life intangible assets acquired.
NOTE 4—RECEIVABLES
Receivables consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Casino	$16,253	$18,000
Hotel	7,033	4,539
Predecessors' administrative tax claim	2,181	10,478
Income tax receivable	2,929	1,266
Other	13,830	6,308
Receivables, gross	42,226	40,591
Allowance for doubtful accounts	(11,200)	(11,805)
Receivables, net	$31,026	$28,786
The Predecessors' administrative tax claim amounts represent tax refund claims filed related to our Predecessors. The timing of any collections on these claims is uncertain and is pending litigation. In September 2014, the Company partially settled certain Predecessors' administrative tax claims resulting in an adjustment to receivables of $8.3 million (see Note 13 - Commitments and Contingencies for further discussion).

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	September 30, 2014	December 31, 2013
Land	—	$114,136	$89,724
Buildings and improvements	10 - 40	533,306	335,050
Furniture, fixtures and equipment	3 - 7	174,044	130,174
Riverboats and barges	5 - 15	18,605	18,990
Construction in progress	—	43,243	12,708
Property and equipment, gross		883,334	586,646
Accumulated depreciation		(159,079)	(125,901)
Property and equipment, net		$724,255	$460,745
The increase in property and equipment from December 31, 2013 to September 30, 2014 is primarily attributed to the acquisition of Lumière Place on April 1, 2014 (see Note 3 - Lumière Place Acquisition).
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill and other indefinite-life intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.

Changes in the carrying amount of Goodwill by segment are as follows (in thousands):

	Central	South and other	Corporate	Total
Balance as of January 1, 2014
Gross carrying value	$14,224	$1,731	$10,704	$26,659
Accumulated impairment losses	—	(1,731)	—	(1,731)
Net carrying value	14,224	—	10,704	24,928

Impairment losses	—	—	(9,071)	(9,071)

Balance as of September 30, 2014
Gross carrying value	14,224	1,731	10,704	26,659
Accumulated impairment losses	—	(1,731)	(9,071)	(10,802)
Net carrying value	$14,224	$—	$1,633	$15,857

During the first quarter of 2014, the Company determined there was an indication of impairment related to goodwill recorded at its Corporate segment which is tested at the Tropicana AC reporting unit level. The Company recognized a $9.1 million impairment of goodwill in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2014, due to Tropicana AC's carrying value exceeding its fair value.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Intangible assets consist of the following (in thousands):

	Estimated life (years)	September 30, 2014	December 31, 2013
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	28,700
Customer lists	3	3,021	2,861
Favorable lease	5 - 42	15,645	15,645
Total intangible assets		81,553	72,706
Less accumulated amortization:
Customer lists		(2,887)	(2,861)
Favorable lease		(3,410)	(2,831)
Total accumulated amortization		(6,297)	(5,692)
Intangible assets, net		$75,256	$67,014
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. In April 2014, indefinite life gaming licenses increased related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). At September 30, 2014 the indefinite life gaming licenses consists of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively. At December 31, 2013, the indefinite life gaming licenses of $28.7 million is related to Tropicana Evansville.
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
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. The customer lists valued upon adoption of fresh-start reporting and in connection with the Tropicana AC acquisition were fully amortized as of February 2013. In April 2014, customer lists increased related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). Amortization expense related to customer lists, which was amortized to depreciation and amortization expense, for the three and nine months ended September 30, 2014 was less than $0.1 million. The amortization expense related to the nine months ended September 30, 2013 was $0.2 million. There was no amortization expense recorded for the three months ended September 30, 2013. Estimated annual amortization related to the Lumière Place customer list is anticipated to be $0.1 million in 2015 and 2016 and less than $0.1 million in 2017.
The customer list associated with Lumière Place is valued based on a market approach which considers the price that would be negotiated between a hypothetical buyer and seller. The price was calculated by using market rates for leased customer lists and multiplying it by a value multiple to convert the lease rates into purchase rates.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the three months ended September 30, 2014 and 2013, was $0.2 million. Amortization expense for the nine months ended September 30, 2014 and 2013 was $0.6 million.
NOTE 7—INVESTMENTS
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of Internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues and 5% on Internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at September 30, 2014 and December 31, 2013 approximates their fair value.
Investments consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Investment in bonds—CRDA	$16,435	$16,542
Less unamortized discount	(4,362)	(4,417)
Less valuation allowance	(3,482)	(3,463)
Deposits—CRDA	31,710	29,538
Less valuation allowance	(7,868)	(7,201)
Direct investment—CRDA	1,002	4,022
Less valuation allowance	(1,002)	(1,381)
Total investments	$32,433	$33,640
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended September 30, 2014 and 2013, the Company charged $0.4 million to general and administrative expenses on the accompanying condensed consolidated statements of income. During the nine months ended September 30, 2014 and 2013, the Company charged $1.2 million and $0.4 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income.
NOTE 8—OTHER ASSETS
Other assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Debt issuance costs	$4,006	$4,304
Tropicana Evansville prepaid rent	450	2,475
Deposits	4,032	4,812
Other	2,981	4,379
Other assets	$11,469	$15,970
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued payroll and benefits	$30,705	$24,697
Accrued gaming and related	15,273	10,564
Accrued taxes	19,096	9,587
Predecessors' administrative tax claim	1,495	9,792
Other accrued expenses and current liabilities	14,911	9,715
Total accrued expenses and other current liabilities	$81,480	$64,355
The Predecessors' administrative tax claim amounts represent certain tax liabilities related to our Predecessors. The Company is in the process of determining the timing and amount of the Predecessors' claims to be settled. In September 2014,

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

the Company partially settled certain Predecessors' administrative tax claims resulting in an adjustment to accrued expenses and other current liabilities of $8.3 million (see Note 13 - Commitments and Contingencies for further discussion).
NOTE 10—DEBT
Debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
New Term Loan Facility, due 2020, interest at 4.0% at September 30, 2014 and December 31, 2013, net of unamortized discount of $1.3 million and $1.5 million at September 30, 2014 and December 31, 2013, respectively	$295,686	$297,771
Less current portion of debt	(3,000)	(3,000)
Total long-term debt, net	$292,686	$294,771
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

The New Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of September 30, 2014, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at September 30, 2014.

NOTE 11—IMPAIRMENT CHARGES, OTHER WRITE DOWNS AND RECOVERIES
Impairment charges, other write-downs and recoveries, included in continuing operations, consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Impairment of barge	$—	$—	$—	$439
Gain on insurance recoveries	(35)	—	(5,843)	—
Impairment of goodwill (Note 6)	—	—	9,071	—
(Gain) loss on disposal of assets	996	(198)	1,001	61
Total impairment charges, other write-downs and recoveries	$961	$(198)	$4,229	$500
Jubilee Barge Impairment and Insurance Recovery
In January 2013, the Jubilee barge was damaged as a result of a high-wind storm. Due to the damage sustained the Company initially recorded a $0.4 million write-down of fixed assets which was included in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2013. The Company filed claims with its insurance carriers and received $0.7 million in insurance proceeds as of December 31, 2013. In January 2014, the Company settled the filed claims for $5.9 million and received the remaining $5.2 million in insurance proceeds related to the claims during the first quarter of 2014. As a result of the settlement, a gain of $4.6 million, net of expenses and write-downs, was included in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2014.
Superstorm Sandy Insurance Recovery
In October 2012, Superstorm Sandy forced a city-mandated closure of all casinos in Atlantic City for approximately five days. As a result, the Company filed a claim with the insurance carriers relating to the business interruption caused by Superstorm Sandy. The Company received a cash settlement of $1.3 million during the second quarter of 2014 which was recorded as a gain in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2014.
NOTE 12—RELATED PARTY TRANSACTIONS
Insight Portfolio Group LLC
Effective January 1, 2013, the Company acquired a minority equity interest in Insight Portfolio Group LLC (“Insight Portfolio Group”) and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. During the three months ended September 30, 2014 and 2013, the Company paid $0.1 million to Insight Portfolio Group. During the nine months ended September 30, 2014 and 2013, the Company paid $0.3 million to Insight Portfolio Group.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. As of September 30, 2014 and December 31, 2013, the unfavorable lease liability balance was $7.3 million and $7.7 million, respectively, of which $6.8 million and $7.2 million, respectively, is included in other long-term liabilities on the accompanying consolidated balance sheets.
In October 2014, Columbia Properties Tahoe, LLC (“CPT”), the Company’s subsidiary that owns MontBleu, entered into a lease amendment with Edgewood Companies (“Landlord”) pursuant to which CPT agreed to expend $24.0 million during the next 18 months on a capital renovation project in exchange for certain lease modifications including future capital expenditure requirements and a Landlord acknowledgment that upon completion of the capital renovation project the property will satisfy the “first class” facility requirements of the lease.
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
In October 2013, Tropicana Greenville entered into an additional lease agreement with the City of Greenville, Mississippi, for a parcel of land adjacent to Tropicana Greenville upon which the Company constructed a parking lot in conjunction with its plan to expand the Tropicana Greenville casino. The initial term of the lease expires in August 2020, and the Company has several options to extend the lease for a total term of up to twenty-five years. Initial annual rent is $0.4 million with rent adjustments in option periods based upon the Consumer Price Index.
Jubilee Lease
The Company had a lease agreement with the City of Greenville, Mississippi, for the moorage, docking and berthing of Jubilee. The lease with the City of Greenville required annual rental payments of $0.4 million was due to expire in August 2020 and provided the Company with the option of two five-year renewals. In October 2013 the Company and the City of Greenville

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheet as of September 30, 2014 and December 31, 2013. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral arguments on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011, the parties are awaiting the Court's decision regarding these motions.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The Marsh Defendants filed an answer on October 20, 2010 denying the material allegations of the complaint and subsequently filed a Motion to Dismiss for Forum Non Conveniens in December 2010, which motion was denied by the Court on April 12, 2011. On August 18, 2011 the Marsh Defendants filed a Motion for Summary Judgment arguing that the Court should apply the Arizona Statue of Limitations to the action. Aztar filed an objection to the Marsh Defendants' motion on September 23, 2011 arguing, inter alia, that the New Jersey Statute of Limitations applies to the action. The Marsh Defendants filed its Reply on October 3, 2011. The motion was argued in January 2012. In April 2012, the Court granted the Marsh Defendants' Motion for Summary Judgment dismissing Aztar's complaint with prejudice. Aztar subsequently filed a Motion for Reconsideration with the Court, which was denied. In September 2012, Aztar filed an appeal of the Court's decision to dismiss the case with the Superior Court of New Jersey, Appellate Division. In September 2013, the Superior Court of New Jersey, Appellate Division denied Aztar’s appeal substantially for the reasons set forth in the Court’s decision. Aztar filed a Petition for Certification to the New Jersey Supreme Court, which petition was denied by the New Jersey Supreme Court in February 2014, thereby concluding the litigation.
Tropicana AC Tax Appeal Settlement
In January 2013, we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC was to receive a $49.5 million refund in the form of credits against annual real estate tax bills beginning in 2013 and ending in 2017. The credits were to be front-loaded in 2013 and 2014 so that after the credits were applied, Tropicana paid $1.8 million in taxes in 2013. The Company utilized $16.0 million of credits as a reduction to operating expenses in the year ended December 31, 2013. In addition, the Company expensed $4.1 million in professional fees related to this settlement in the year ended December 31, 2013. In January 2014, the Company received $31.7 million in cash as payment to satisfy future credits which amount is included in the line item called Property tax settlement in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2014.
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
In July 2014, Tropicana AC and UNITE HERE each provided notice to the other of their respective intentions to renegotiate their existing collective bargaining agreement due to expire on September 14, 2014. Subsequently, UNITE HERE requested that Tropicana AC extend the collective bargaining agreement for an additional six months, which request was rejected by Tropicana AC. The collective bargaining agreement expired on September 14, 2014. Tropicana AC has requested that UNITE HERE provide Tropicana AC with detailed information related to the UNITE HERE Health Fund, which information is essential for Tropicana AC to prepare for negotiation of a new collective bargaining agreement. UNITE HERE has yet to provide Tropicana AC with any of the requested information.
Indiana Gross Income Tax Appeals and Assessments
In September 2014 we settled gross income tax litigation pending with the State of Indiana related to our Predecessors, Aztar Missouri Gaming Corporation ("AMO") and Aztar Indiana Gaming Corporation and its successor, Aztar Indiana Gaming, LLC (collectively, "AIN") pursuant to which we paid the State of Indiana a settlement in the amount of $0.6 million and withdrew gross income tax refund claims related to AIN and AMO for the tax years 2004 through 2008 in exchange for a dismissal of tax assessments against AIN for the tax year 2008, and an exchange of mutual releases between the parties related to Indiana gross income tax assessments and refund claims for the tax years 2004 through 2008. As a result, the Company recorded adjustments to both its Predecessors' administrative tax claim receivable and accrual in the amount of $8.3 million (see Note 4 - Receivables and Note 9 - Accrued Expenses and Other Liabilities).

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
NOTE 14—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 26,312,500 shares were issued and outstanding as of September 30, 2014. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of September 30, 2014. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Warrants
In accordance with the Plan, holders of the Predecessors' $960 million of 95/8% Senior Subordinated Notes and general unsecured claims received warrants to purchase 3,750,000 shares of Common Stock ("Ordinary Warrants"). The Ordinary Warrants have a four year, six month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed consolidated balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as a reorganization item of the Predecessors statements of operations. As of September 30, 2014, the term on the Ordinary Warrants have expired and the value of the warrants are included in additional paid in capital.
Significant Ownership
At September 30, 2014, Mr. Icahn indirectly controlled approximately 67.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
Excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2013, are the Ordinary Warrants to purchase 3,750,000 shares of our common stock as they were anti-dilutive. The Ordinary Warrants expired during the third quarter of 2014.
NOTE 16—DISCONTINUED OPERATIONS
As discussed in Note 1 - Organization and Background, in April 2013, the Company entered into an agreement to sell substantially all of the assets and certain liabilities of River Palms. In accordance with accounting guidance for assets held for sale, the results of operations for River Palms are presented as discontinued operations in the accompanying condensed consolidated statements of income while its assets and liabilities are presented as held for sale in the accompanying balance sheet as of December 31, 2013. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying condensed consolidated statements of cash flows. In October 2013, the Company notified the buyers that it had elected to terminate the agreement to sell River Palms, pursuant to the terms of the agreement.
The Company continued to actively market the property and on July 1, 2014, sold River Palms to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC. Pursuant to the terms of the asset purchase agreement substantially all of the assets associated with the operation of River Palms were sold for approximately $6.8 million in cash and the assumption of certain liabilities. Concurrently with the sale, the Company leased back River Palms for a period of up to 90 days, subject to an additional 30 day extension, and further subject to early termination rights. The Company terminated the lease and discontinued its operation of River Palms in September 2014. The sale resulted in a loss of $0.2 million which is included in the income from discontinued operations for the three and nine months ended September 30, 2014.
The assets and liabilities of River Palms are presented as held for sale as follows (in thousands, unaudited):

December 31, 2013
Cash	$2,138
Receivables, net	245
Property and equipment, net	6,147
Other assets	719
Total assets held for sale	$9,249

Accounts payable	$411
Accrued expenses and other liabilities	1,237
Total liabilities related to assets held for sale	$1,648
Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net revenues	$2,799	$4,421	$11,929	$14,013
Operating costs and expenses	(3,898)	(5,135)	(12,917)	(14,427)
Impairment of discontinued operations	—	—	—	(1,454)
Loss from operations	(1,099)	(714)	(988)	(1,868)
Loss from sale of discontinued operations	(233)	—	(233)	—
Income tax benefit (expense)	2,937	(69)	2,929	301
Income (loss) from discontinued operations, net	$1,605	$(783)	$1,708	$(1,567)
Preliminary Loss Related to Sale
The Company compared its carrying value of River Palms to the estimated sale price in the asset purchase agreement signed in April 2013, less estimated costs to complete the sale, and recorded a preliminary loss on the sale of River Palms of $1.5 million which is included in the loss from discontinued operations for the nine months ended September 30, 2013.
NOTE 17—INCOME TAXES
Effective Tax Rate

The Company's effective income tax rate from continuing operations for the three months ended September 30, 2014 and 2013 was 35.5% and 12.5%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2014 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2013 was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
The Company's effective income tax rate from continuing operations for the nine months ended September 30, 2014 and 2013 was 32.7% and 9.8%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2014 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, the goodwill impairment, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2013 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
Valuation Allowance
The Company previously disclosed the details of its deferred tax assets, including the amount of its tax loss carryforwards, the expiration dates thereof and the valuation allowance related to its deferred tax assets in the Company's Annual Report on Form 10-K.  In assessing the recoverability of the deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with FASB ASC Topic 740, Income Taxes.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income (exclusive of reversing temporary differences) and tax planning strategies in making this assessment. At December 31, 2013, the Company's net deferred tax assets included approximately $211.1 million of deferred tax assets which were fully offset by a valuation allowance at such date.
In accordance with FASB ASC Topic 740, Income Taxes, based upon the level of historical book and tax operating losses, the Company continues to maintain a deferred tax valuation allowance against its deferred tax assets through September 30, 2014.  The Company, however, has experienced improved earnings trends and has had cumulative net book income for 2012 and 2013. The nine-month period ended September 30, 2014 has continued with positive earnings.  Additionally, current market conditions in Atlantic City, New Jersey, a location in which the Company derives a significant portion of its revenues, have been volatile, but the Company has currently been able to meet its income projections.  If such earnings trends in this volatile market continue, and current expectations for future taxable income are met, the Company is likely to release the valuation allowance on all or a significant portion of its net deferred tax assets in the near term, perhaps as early as the fourth quarter of 2014.

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
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the quarters ended September 30, 2014 and 2013 (in thousands, unaudited):

	Three months ended September 30,
	2014	2013
Net revenues:
East	$92,705	$69,808
Central	74,441	29,748
West	28,530	27,872
South and other	21,423	21,319
Corporate	—	—
Total net revenues	$217,099	$148,747
Operating income (loss):
East	$13,440	$8,034
Central	8,471	6,304
West	4,606	3,126
South and other	(493)	52
Corporate	(4,226)	(3,633)
Total operating income	$21,798	$13,883
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$21,798	$13,883
Interest expense	(3,203)	(3,636)
Interest income	132	190
Income from continuing operations before income taxes	$18,727	$10,437

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the nine months ended September 30, 2014 and 2013 (in thousands, unaudited):

	Nine months ended September 30,
	2014	2013
Net revenues:
East	$233,542	$192,506
Central	177,711	91,194
West	78,636	78,530
South and other	69,341	68,629
Corporate	—	—
Total net revenues	$559,230	$430,859
Operating income:
East	$48,647	$15,299
Central	21,803	21,624
West	11,305	10,126
South and other	9,510	3,708
Corporate	(22,501)	(9,213)
Total operating income	$68,764	$41,544
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$68,764	$41,544
Interest expense	(9,564)	(10,816)
Interest income	1,749	593
Income from continuing operations before income taxes	$60,949	$31,321

Assets by segment:	September 30, 2014	December 31, 2013
East	$325,530	$368,317
Central	421,763	151,139
West	113,723	111,786
South and other	127,398	119,142
Corporate	123,528	283,988
Assets held for sale	—	9,249
Total assets	$1,111,942	$1,043,621

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some situations, you may be able to identify such statements by words such as "may," "will," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or other strategic plans, including our acquisition of Lumière Place and our disposition of River Palms, our competition (including online gaming), financing, revenues, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our New Credit Facilities (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months, our required capital expenditures pursuant to agreements we are party to and our anticipated capital expenditures, including our use of our CRDA project funds, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition, and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. All forward-looking statements are qualified in their entirety by reference to the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We operate in a continually changing business environment and new risks emerge from time to time. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. As of April 1, 2014, we acquired an additional casino resort in Missouri. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of September 30, 2014, our properties collectively included approximately 389,000 square feet of gaming space with 7,800 slot machines, 270 table games and 5,500 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. As of September 30, 2014, our operations by region include the following:

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

In addition, through June 30, 2014, the Company owned River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada, which is presented as discontinued operations in the accompanying condensed consolidated statements of income for all periods presented while the assets and liabilities are presented as held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2013. On July 1, 2014, the Company sold River Palms to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC.
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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Lumière Place. In August 2013, we entered into an agreement to purchase Lumière Place and on April 1, 2014 the acquisition was completed for a cash purchase price of $261.3 million, which includes an adjustment for working capital as of the acquisition date. We continue to finalize the purchase price allocation in accordance with the purchase agreement.

•
Tropicana AC.  In addition to its traditional guests, one of Tropicana AC's marketing strategies in the prior year period was to target high end table games players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table games hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table games hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods due to this marketing strategy. For the three months ended September 30, 2014, the table game hold percentage increased 8.4 percentage points compared to the same period in the prior year. For the nine months ended September 30, 2014, the table game hold percentage increased 3.1 percentage points compared to the same period in the prior year. This hold percentage is not necessarily indicative of results that can be expected for future periods.

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

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "New Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "New Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the New Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the New Term Loan Facility accrue interest at a floating rate which was 4.00% as of September 30, 2014. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the existing Term Loan Facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest. We used a portion of the proceeds from the New Term Loan Facility to repay in full the amounts outstanding under the credit facilities we entered into in March 2012 (the "Credit Facilities").

The Credit Facilities, which consisted of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million issued at a discount of 2% (the "Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the Term Loan Facility required quarterly principal payments of $437,500 through December 2017 with the remaining outstanding amounts due on March 16, 2018, the maturity date. The obligations under the Term Loan Facility accrued interest at a floating rate which was 7.5% as of September 30, 2013. A portion of the net proceeds from the Term Loan Facility was used to repay in full approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty under the exit facility, which consisted of a $130 million senior secured term loan credit facility and a $20 million senior secured revolving credit facility (the "Exit Facility"). An entity affiliated with Carl C. Icahn, the chairman of our Board of Directors and, through Icahn Enterprises, our principal beneficial stockholder, was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility.
Our interest expense was $3.2 million and $3.6 million for the three months ended September 30, 2014 and 2013, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.3 million for the three months ended September 30, 2014 and 2013 and capitalized interest of $0.1 million for the three months ended September 30, 2014. Our interest expense was $9.6 million and $10.8 million for the nine months ended September 30, 2014 and 2013, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.8 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively.

•
Atlantic City Market. In October 2012, Superstorm Sandy forced a city-mandated closure of all casinos in Atlantic City for approximately five days. Although Tropicana AC did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania resulted in long term business interruption that continued into 2013 and materially affected operating results. In addition to Superstorm Sandy, competitive pressure in Atlantic City and the regional market continue to adversely affect Tropicana AC. Based on market data, the Atlantic City market experienced period over period declines in casino revenue of 9.3% and 7.5% for the three and nine months ended September 30, 2014, respectively. In January 2014, the Atlantic Club Casino, one of our competitors, ceased operations and Tropicana AC purchased various gaming equipment and the casino's patron database for $9.1 million. Tropicana AC has experienced increased slot customer volumes during the three and nine months ended September 30, 2014 due, in part, to the closure of this competitor and the purchase of their patron database. In the third quarter of 2014, three additional competitors ceased operations in Atlantic City.

•
River Palms. On July 1, 2014, we sold substantially all of the assets constituting River Palms to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC, for approximately $6.8 million in cash and the assumption of certain liabilities. Concurrently with the sale, we leased back River Palms. We terminated the lease and discontinued operations at River Palms in September 2014. Due to the sale of River Palms and the termination of its operations in September 2014, the results of operations for River Palms are presented as discontinued operations while its assets and liabilities are presented as held for sale as of December 31, 2013. In addition, River Palms is not included in management's discussion and analysis of financial condition and results of operations.

•
Insurance Recoveries.  In January 2013 the Jubilee barge was damaged as a result of a high-wind storm. Due to the damage sustained we initially recorded a $0.4 million write-down of fixed assets which was included in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2013. We filed claims with our insurance carriers and received $0.7 million in insurance proceeds as of December 31, 2013. In January 2014, the Company settled the filed claims for $5.9 million and received the remaining $5.2 million in insurance proceeds related to the claims. As a result of the settlement, a gain of $4.6 million was included in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2014.

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

Three months ended September 30, 2014 compared to three months ended September 30, 2013
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended September 30,
	2014	2013
Net revenues:
East	$92,705	$69,808
Central	74,441	29,748
West	28,530	27,872
South and other	21,423	21,319
Corporate	—	—
Total net revenues	$217,099	$148,747
Operating income:
East	$13,440	$8,034
Central	8,471	6,304
West	4,606	3,126
South and other	(493)	52
Corporate	(4,226)	(3,633)
Total operating income	$21,798	$13,883
Operating income margin(a):
East	14.5%	11.5%
Central	11.4%	21.2%
West	16.1%	11.2%
South and other	(2.3)%	0.2%
Total operating income margin	10.0%	9.3%
(a)Operating income margin is operating income as a percentage of net revenues.
The following table presents detail of our net revenues (in thousands):

	Three months ended September 30,
	2014	2013
Revenues:
Casino	$167,283	$112,003
Room	37,299	27,661
Food and beverage	30,034	20,669
Other	7,626	6,186
Gross revenues	242,242	166,519
Less promotional allowances	(25,143)	(17,772)
Net revenues	$217,099	$148,747

Net Revenues
In the East region, net revenues were $92.7 million for the three months ended September 30, 2014, an increase of $22.9 million, or 32.8%, when compared to the three months ended September 30, 2013. Tropicana AC's net revenues increased from the prior year period primarily due to a $21.0 million increase in casino revenues as a result of the increased customer volumes due, in part, to the closure of one of our competitors in Atlantic City in January 2014 and a increase in Internet gaming revenue. In the third quarter of 2014, three additional competitors ceased operations in Atlantic City. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 9.3% in the three months ended September 30, 2014. Tropicana AC casino revenues increased due to $3.9 million in Internet gaming which commenced in November 2013, coupled with 18.8% higher slot volumes partially offset by 12.0% lower table game volumes, including lower volumes of high-end play for the three months ended September 30, 2014. The average daily room rate increased to $100 for the three months ended September 30, 2014 from $97 for the three months ended September 30, 2013. The occupancy rate for the three months ended September 30, 2014 at Tropicana AC was 92%, up from 86% for the three months ended September 30, 2013.
In the Central region, net revenues were $74.4 million for the three months ended September 30, 2014, an increase of $44.7 million from the three months ended September 30, 2013. In April 2014, the Company completed its acquisition of Lumière Place which contributed $42.9 million in net revenues for the three months ended September 30, 2014. Casino revenues at Tropicana Evansville increased compared to the prior year period primarily due to a 6.6% increase in slot volumes and a 5.4% increase in table games volumes. The occupancy rate for the three months ended September 30, 2014 in the Central Region was 80%, an increase from 75% in the three months ended September 30, 2013. The increased occupancy reflects higher complimentary rooms being provided to our guests at Tropicana Evansville and the acquisition of Lumière Place. The average daily room rate in the Central Region increased to $188 for the three months ended September 30, 2014, compared to $90 for the three months ended September 30, 2013. Room rates increased in three months ended September 30, 2014 due to the acquisition of Lumiére Place.
In the West region, net revenues were $28.5 million for the three months ended September 30, 2014, an increase of $0.7 million, or 2.4%, compared to the three months ended September 30, 2013. The increase was primarily driven by increases in casino and hotel revenues. Casino revenues in the West region increased due to a 11.9% increase in slot volumes and a 0.8% increase in table games volumes, partially offset by an increase in promotional slot play which is recorded as a reduction in revenues. At Tropicana Laughlin, net revenues increased $1.2 million for the three months ended September 30, 2014 primarily due to increased marketing incentives given to our casino patrons. At MontBleu, net revenues decreased $0.6 million due to decreased customer visitation related to fewer entertainment offerings in the three months ended September 30, 2014. Despite the decreased food and beverage and entertainment revenues, MontBleu's casino revenues for the three months ended September 30, 2014 were up from the comparable period and their average daily room rate increased 11% from the three months ended September 30, 2013. At the end of March 2014 a competitor in the South Lake Tahoe market temporarily closed for renovations. We currently anticipate that this competitor will reopen in early 2015. The average daily room rate for the West region was $58 for the three months ended September 30, 2014, an increase from $55 for the three months ended September 30, 2013. The occupancy rate in the West region was 62% for the three months ended September 30, 2014 an increase from 59% for the three months ended September 30, 2013.
In the South and other region, net revenues were $21.4 million for the three months ended September 30, 2014, an increase of $0.1 million, or 0.5%, compared to the three months ended September 30, 2013. Casino revenues for the South and other region decreased $0.1 million offset by a $0.3 million increase in hotel revenues and a $0.1 million increase in promotional allowances for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Net revenues at the Belle of Baton Rouge were relatively flat for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to an increase in promotional slot play which is recorded as a reduction in revenues, partially offset by a 9.7% increase in slot volumes and 3.3% increase in table games volumes. Tropicana Greenville's net revenues were relatively flat for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to a 6.0% higher slot volumes offset by 7.3% lower table games volumes. Increased hotel occupancy at Tropicana Aruba contributed an increase of $0.1 million in net revenues during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The occupancy rate at our properties in the South and other region was 74% and 73% for the three months ended September 30, 2014 and 2013, respectively. The average daily room rate for the South and other region was $73 and $61 for the three months ended September 30, 2014 and 2013, respectively.

Operating Income
In the East region, the operating income for the three months ended September 30, 2014 was $13.4 million, a $5.4 million increase compared to the three months ended September 30, 2013. The operating income in the East region was higher than the prior year primarily due to the net revenue increases discussed above offset by increased payroll and operating costs. The current period includes increased costs related to Internet gaming which commenced in November 2013 as well as an increase in real estate taxes due to the favorable effects in the prior period related to a real estate tax settlement. Under the terms of the original real estate tax settlement in January 2013, Tropicana AC applied $4.0 million of credits to the 2013 real estate tax bills during the three months ended September 30, 2013. In the first quarter of 2014, the real estate tax settlement was fully satisfied when Tropicana AC received a one-time cash payment.
In the Central region, the operating income for the three months ended September 30, 2014 was $8.5 million, a $2.2 million increase compared to the three months ended September 30, 2013. In April 2014, we completed the acquisition of Lumière Place which contributed $1.1 million in operating income for the three months ended September 30, 2014. In addition, the increase in operating income is related to the net revenue increases at Tropicana Evansville discussed above, partially offset by increased gaming taxes and rental expense at Tropicana Evansville during the three months ended September 30, 2014.
In the West region, the operating income for the three months ended September 30, 2014 was $4.6 million, a $1.5 million increase compared to the three months ended September 30, 2013. The increase is mainly attributable to the increased revenues discussed above, as well as decreased employee benefits costs during the three months ended September 30, 2014. In addition, at MontBleu, operating costs were lower during the current period related to lower customer visitation and fewer entertainment offerings.
In the South and other region operating loss for the three months ended September 30, 2014 was $0.5 million, a $0.5 million decrease compared to the three months ended September 30, 2013. This decrease is primarily due to pre-opening expenses at our Tropicana Greenville property related to its expansion that opened in October 2014. Tropicana Greenville’s expansion includes hundreds of new gaming options, a VIP Lounge, a casual dining restaurant, a live entertainment stage and covered casino parking. In addition, the South and other region recorded increased taxes and promotional spending during the three months ended September 30, 2014.
Corporate expenses were $4.2 million for the three months ended September 30, 2014, a $0.6 million increase from the three months ended September 30, 2013, driven primarily by an unfavorable tax settlement related to certain of our Predecessor entities during the current quarter.
Interest Expense
Interest expense for the three months ended September 30, 2014 and 2013 was $3.2 million and $3.6 million, respectively. The interest expense for the three months ended September 30, 2014 decreased compared to the prior year period primarily due to our New Term Loan Facility which was funded in November 2013 and accrues interest at a floating rate, which was 4.0% per annum as of September 30, 2014. Cash paid for interest, net of interest capitalized, decreased to $2.9 million from $3.0 million for the three months ended September 30, 2014 and 2013, respectively, related to the lower interest rate under the New Term Loan Facility and the capitalization of interest in 2014. Under our previous Term Loan Facility, interest accrued at a floating rate of 7.5% per annum for the three months ended September 30, 2013.
Income Taxes
Income tax expense from continuing operations was $6.7 million for the three months ended September 30, 2014 and our effective income tax rate was 35.5%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended September 30, 2014 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the three months ended September 30, 2013, the income tax expense from continuing operations was $1.3 million and our effective tax rate was 12.5%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended September 30, 2013, was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Nine months ended September 30,
	2014	2013
Net revenues:
East	$233,542	$192,506
Central	177,711	91,194
West	78,636	78,530
South and other	69,341	68,629
Corporate	—	—
Total net revenues	$559,230	$430,859
Operating income (loss):
East	$48,647	$15,299
Central	21,803	21,624
West	11,305	10,126
South and other	9,510	3,708
Corporate	(22,501)	(9,213)
Total operating income	$68,764	$41,544
Operating income margin(a):
East	20.8%	7.9%
Central	12.3%	23.7%
West	14.4%	12.9%
South and other	13.7%	5.4%
Total operating income margin	12.3%	9.6%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Nine months ended September 30,
	2014	2013
Revenues:
Casino	$443,351	$340,020
Room	87,818	68,689
Food and beverage	76,773	58,494
Other	19,430	16,324
Gross revenues	627,372	483,527
Less promotional allowances	(68,142)	(52,668)
Net revenues	$559,230	$430,859
Net Revenues
In the East region, net revenues were $233.5 million for the nine months ended September 30, 2014, an increase of $41.0 million, or 21.3%, when compared to the nine months ended September 30, 2013. Net revenue increases for Tropicana AC are primarily due to a $38.4 million increase in casino revenues and a $2.3 million increase in room revenues as a result of the increased customer volumes due, in part, to the closure of one of our competitors in Atlantic City in January 2014. In the third quarter of 2014, three additional competitors ceased operations in Atlantic City. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 7.5% in the nine months ended September 30, 2014. Tropicana AC casino revenues increased primarily due to $10.2 million in Internet gaming which commenced in November 2013, coupled with 17.4% higher slot volumes partially offset by 16.0% lower table game volumes, including lower volumes of high-end play for the nine months ended September 30, 2014. Net revenues for our hotel also increased due to higher occupancy rates in the nine months ended September 30, 2014. The average daily room rate was $89 and $88 for the nine months ended September 30, 2014 and 2013, respectively. The occupancy rate increased to 78% for the nine months ended September 30, 2014 compared to 74% for the nine months ended September 30, 2013.

In the Central region, net revenues were $177.7 million for the nine months ended September 30, 2014, an increase of $86.5 million, compared to the nine months ended September 30, 2013. In April 2014, the Company completed its acquisition of Lumière Place which contributed $85.7 million in net revenues for the nine months ended September 30, 2014. Unfavorable weather conditions early in the first quarter impacted Tropicana Evansville during the nine months ended September 30, 2014. Casino revenues at Tropicana Evansville increased $1.0 million compared to the prior year period primarily due to a 1.0% increase in slot volumes and increased promotional slot play and other incentives given to our customers, as well as a 9.6% increase in table games volumes. The occupancy rate for the nine months ended September 30, 2014 in the Central region was 77%, an increase from 68% in the nine months ended September 30, 2013. The increased occupancy rate reflects higher customer visitation due to more complimentary rooms being provided to our guests at Tropicana Evansville in the current period compared to the prior year period and the acquisition of Lumière Place. The average daily room rate in the Central region was $172 for the nine months ended September 30, 2014, compared to $93 for the nine months ended September 30, 2013. Room rates increased in the nine months ended September 30, 2014 due to the acquisition of Lumière Place.
In the West region, net revenues were $78.6 million for the nine months ended September 30, 2014, an increase of $0.1 million, or 0.1%, compared to the nine months ended September 30, 2013. The increase was primarily driven by increases in casino revenues, partially offset by increased promotional allowances. Casino revenues in the West region increased due to a 6.2% increase in slot volumes partially offset by a 0.3% decrease in table games volumes and an increase in promotional slot play, which is recorded as a reduction in revenues. Net revenues at Tropicana Laughlin increased $1.4 million for the nine months ended September 30, 2014 compared to the same period in the prior year primarily due to increased marketing incentives given to our casino patrons. At MontBleu, net revenues decreased $1.3 million due to decreased customer visitation related to fewer entertainment offerings as well as increased promotional allowances for the nine months ended September 30, 2014 compared to the prior year period. The average daily room rate for the West region was $51 and $50 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The occupancy rate for the nine months ended September 30, 2014 and 2013 at our properties in the West region was 58% and 55%, respectively.
In the South and other region, net revenues were $69.3 million for the nine months ended September 30, 2014, an increase of $0.7 million, or 1.0%, compared to the nine months ended September 30, 2013. Casino revenues for the South and other region decreased $2.4 million, partially offset by a $2.3 million decrease in promotional allowances for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Net revenues at the Belle of Baton Rouge increased $0.9 million for the nine months ended September 30, 2014, primarily due to decreased complimentary items provided to our guests, a 3.7% increase in slot volumes, and a 12.9% increase in table games volumes, partially offset by a 2.1 percentage point decline in the table game hold percentage. The increased gaming volumes at the Belle of Baton Rouge were offset by an increase in promotional slot play which is recorded as a reduction in revenues. Tropicana Greenville's net revenues decreased $0.5 million due to 0.1% higher slot volumes offset by 29.1% lower table games volumes. Increased hotel occupancy at Tropicana Aruba contributed to an increase of $0.3 million in net revenues during the nine months ended September 30, 2014. The occupancy rate at our properties in the South and other region was 71% and 70% for the nine months ended September 30, 2014 and 2013, respectively. The average daily room rate for the South and other region was $79 and $71 for the nine months ended September 30, 2014 and 2013, respectively.
Operating Income
In the East region, the operating income for the nine months ended September 30, 2014 was $48.6 million, compared to an operating income of $15.3 million for the nine months ended September 30, 2013. The operating income in the East region was favorable compared to the prior year primarily due to the increase in net revenues discussed above and a favorable real estate tax settlement which resulted in a $31.7 million one-time cash payment received at Tropicana AC during the nine months ended September 30, 2014. This refund was partially offset by an increase in real estate taxes due to and increase in the real estate tax assessed in the current period and the favorable effects in the prior period related to the original real estate tax settlement. Under the terms of the original settlement in January 2013, Tropicana AC applied $12.0 million of credits to the 2013 real estate tax bills during the nine months ended September 30, 2013 and expensed $4.1 million in professional fees related to this settlement in the nine months ended September 30, 2013. In the nine months ended September 30, 2014, Tropicana AC also recorded higher payroll and benefits expense as well as increased costs related to Internet gaming which commenced in November 2013.
In the Central region, the operating income for the nine months ended September 30, 2014 was $21.8 million, a $0.2 million increase compared to the nine months ended September 30, 2013. In April 2014, we completed the acquisition of Lumière Place which contributed a $0.1 million operating income for the nine months ended September 30, 2014. The additional increase in operating income is related to the increase in net revenues at Tropicana Evansville discussed above, and increased promotional costs during the nine months ended September 30, 2014.
In the West region, the operating income for the nine months ended September 30, 2014 was $11.3 million, a $1.2 million increase compared to the nine months ended September 30, 2013. The increase in operating income is mainly attributable to the increased net revenues discussed above, as well as decreased payroll benefits costs and operating expenses consistent with our focus on cost-saving initiatives during the nine months ended September 30, 2014. Additionally, the West region properties realized a $0.3 million increase in depreciation and amortization expense related to new capital projects placed in service after the comparable period in the prior year.
In the South and other region operating income for the nine months ended September 30, 2014 was $9.5 million, a $5.8 million increase compared to the nine months ended September 30, 2013. This increase is primarily due to a gain on insurance recoveries of $4.6 million, net of expenses and write-downs, in the nine months ended September 30, 2014. The increase from the prior year also relates to the net revenue increases discussed above, as well as decreased payroll costs and decreased operating expenses consistent with lower customer volumes at Tropicana Greenville and reduced advertising and promotional costs at Belle of Baton Rouge during the nine months ended September 30, 2014. Tropicana Greenville opened its new gaming operations expansion in October 2014, which includes hundreds of new gaming options, a VIP Lounge, a casual dining restaurant, a live entertainment stage and covered casino parking
Corporate expenses were $22.5 million for the nine months ended September 30, 2014, a $13.3 million increase from the nine months ended September 30, 2013, driven primarily by a $9.1 million goodwill impairment recognized during the nine months ended September 30, 2014 due to Tropicana AC's carrying value exceeding its fair value. In addition, we recorded a $3.3 million increase in professional fees during the nine months ended September 30, 2014, including fees associated with our acquisition of Lumière Place which was announced in August 2013 and completed in April 2014.
Interest Expense
Interest expense for the nine months ended September 30, 2014 and 2013 was $9.6 million and $10.8 million, respectively. The interest expense for the nine months ended September 30, 2014 decreased compared to the prior year period primarily due to our New Term Loan Facility which was funded in November 2013 and accrues interest at a floating rate, which was 4.0% per annum as of September 30, 2014. Cash paid for interest, net of interest capitalized, decreased to $8.8 million from $9.4 million for the nine months ended September 30, 2014 and 2013, respectively, related to the lower interest rate and payment timing under the New Term Loan Facility and the capitalization of interest in 2014. Under our previous Term Loan Facility, interest accrued at a floating rate of 7.5% per annum for the nine months ended September 30, 2013. Interest expense also includes approximately $0.8 million and $1.0 million of amortization of debt issuance costs and discounts for the nine months ended September 30, 2014 and 2013, respectively. Unamortized debt issuance costs and discounts related to the previous Term Loan Facility were written off in November 2013 in connection with the repayment of that debt.
Income Taxes
Income tax expense from continuing operations was $19.9 million for the nine months ended September 30, 2014 and our effective income tax rate was 32.7%. The difference between the federal statutory rate of 35% and the effective tax rate for the nine months ended September 30, 2014 was primarily due to the utilization of our deferred tax assets offset by disallowed foreign losses, the goodwill impairment, state income taxes (net of federal benefit), and other permanent differences. For the nine months ended September 30, 2013, the income tax expense from continuing operations was $3.1 million and our effective tax rate was 9.8%. The difference between the federal statutory rate of 35% and the effective tax rate for the nine months ended September 30, 2013, was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), employment credits, and the change in the valuation allowance.
We previously disclosed the details of our deferred tax assets, including the amount of its tax loss carryforwards, the expiration dates thereof and the valuation allowance related to our deferred tax assets in our Annual Report on Form 10-K.  In assessing the recoverability of its deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with FASB ASC Topic 740, Income Taxes.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income (exclusive of reversing temporary differences) and tax planning strategies in making this assessment. At December 31, 2013, our net deferred tax assets included approximately $211.1 million of deferred tax assets that were fully offset by a valuation allowance at such date.
In accordance with FASB ASC Topic 740, Income Taxes, based upon the level of historical book and tax operating losses, we continue to maintain a deferred tax valuation allowance against our deferred tax assets through September 30, 2014.  We, however, have experienced improved earnings trends and have had cumulative net book income for 2012 and 2013. The nine-month period ended September 30, 2014 has continued with positive earnings.  Additionally, current market conditions in Atlantic City, New Jersey, a location in which we derive a significant portion of our revenues, has been volatile, but we have currently been able to meet our income projections.  If such earnings trends in this volatile market continue, and current expectations for future taxable income are met, it is likely we will release the valuation allowance on all or a significant portion of our net deferred tax assets in the near term, perhaps as early as the fourth quarter of 2014.
Discontinued Operations
During 2013, we entered into an agreement to sell River Palms and subsequently notified the buyers that we had elected to terminate the agreement to sell River Palms, effective immediately, pursuant to the terms of the agreement. We continued to actively market the property and on July 1, 2014, entered into and closed an asset purchase agreement with Laughlin Hotel, LLC and Nevada Restaurant Services, Inc. Pursuant to the terms of the asset purchase agreement substantially all of the assets associated with the operation of River Palms were sold for $6.8 million in cash and the assumption of certain liabilities. Concurrently with the execution and closing of the asset purchase agreement, we leased back River Palms. We terminated the lease and discontinued operations at River Palms in September 2014. Accordingly, the results of operations of River Palms are presented as discontinued operations in the accompanying condensed consolidated statements of income for all periods presented.
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
In addition to our acquisition of Lumière Place, our material cash requirements for our existing properties for 2014 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $3.0 million and $12.1 million, respectively, (ii) maintenance capital expenditures expected to be between $40 million and $50 million, (iii) growth capital expenditures expected to be approximately $20 million, a portion of which will be reimbursed in 2015 through Approved CRDA Project Funds (defined below), and (iv) minimum lease payments under our operating leases of approximately $6.5 million. Except for the $24 million MontBleu capital renovation project (see Note 13 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements), the majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above. We have been approved to use $18.8 million of our CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. In addition we have been approved for approximately $4.8 million in grants through the New Jersey Economic Development Authority, ERG Grant Program ("ERG Grants") and plan to spend an additional $16.2 million toward capital improvements at Tropicana AC.
The following table summarizes our cash flows, which includes cash flows generated from discontinued operations within operating and investing activities (in thousands):

	Nine months ended September 30,
	2014	2013
Cash Flow Information:
Net cash provided by operating activities	$100,967	$56,758
Net cash used in investing activities	(273,619)	(53,199)
Net cash used in financing activities	(2,270)	(1,422)
Net increase (decrease) in cash and cash equivalents	$(174,922)	$2,137

During the nine months ended September 30, 2014, our operating activities provided $101.0 million in cash. Cash paid for interest, net of interest capitalized, was $8.8 million and $9.4 million for the nine months ended September 30, 2014 and 2013, respectively. This decrease primarily relates to decreased interest rates under our New Term Loan Facility and the capitalization of interest in 2014. Net cash provided by operating activities for the nine months ended September 30, 2014 includes the increased operating results compared to prior year as well as a $9.1 million impairment of goodwill. Operating cash provided by (used in) discontinued operations was $(1.7) million for the nine months ended September 30, 2014 and $2.7 million for the nine months ended September 30, 2013.
During the nine months ended September 30, 2014, our investing activities used $273.6 million in cash. Net cash used in investing activities primarily consisted of $237.3 million related to the Lumière Place acquisition, net of cash acquired, $52.0 million for capital expenditures, offset by $5.2 million in insurance proceeds and $2.5 million in sales and luxury tax rebates included in other investing activities in the nine months ended September 30, 2014. Net cash used in investing activities consists of $43.0 million for capital expenditures and a $15.0 million restricted cash deposit held in escrow in connection with the proposed acquisition of Lumiére Place, offset by $2.6 million in sales and luxury tax rebates included in other investing activities in the nine months ended September 30, 2013. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Investing cash used in discontinued operations for capital expenditures was $0.4 million for the nine months ended September 30, 2014 and $2.5 million for the nine months ended September 30, 2013.
During the nine months ended September 30, 2014, our financing activities used $2.3 million in cash. Net cash used in financing activities for the nine months ended September 30, 2014 primarily consisted of payments on the New Term Loan Facility. Net cash provided by financing activities for the nine months ended September 30, 2013 consisted of the payments on the then outstanding Term Loan Facility.
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

The New Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of September 30, 2014, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Our interest expense for the nine months ended September 30, 2014 and 2013 was $9.6 million and $10.8 million, respectively, which includes $0.8 million and $1.0 million, respectively, of amortization of the related debt discounts and debt issuance costs for the nine months ended September 30, 2014 and 2013.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the nine months ended September 30, 2014 compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our New Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of September 30, 2014, assuming a 1% increase over the 4.0% minimum interest rate specified in our New Term Loan Facility, our annual interest cost would increase by approximately $3.0 million.
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of September 30, 2014. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part of our overall strategy includes consideration of expansion opportunities in new gaming jurisdictions, underserved markets and acquisition and other strategic opportunities that may arise periodically. This strategy exposes us to certain risks, including those included in “Item 1A.-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Annual Report"). Our acquisition, integration, ownership and operation of Lumière Place-which we acquired on April 1, 2014 and which comprises Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri-is subject to the risks included in our 2013 Annual Report, as well as other risks attendant to operating gaming and hotel properties in a new geographic market, including regulatory risks. Our failure to realize the expected benefits of acquiring Lumière Place, whether because we do not achieve anticipated cost efficiencies or synergies, we are not successful at integrating the business with the rest of our operations, or otherwise, could materially adversely affect our business, financial condition and results of operations.

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

10.1*
Fourth Amendment to Lease Agreement dated October 1, 2014 by and between the Edgewood Companies, a Nevada corporation formerly known as Park Cattle Co., as Landlord, and Columbia Properties Tahoe, LLC, a Nevada limited liability company, as Tenant.

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

TROPICANA ENTERTAINMENT INC.

Date:	November 4, 2014	By:	/s/ LANCE J. MILLAGE
		Name:	Lance J. Millage
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)