Form 10-K
period 2014-12-31
Tropicana Entertainment Inc.
filed 2015-02-26
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of the common stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $149.1 million based on the closing sales price of $17.65 per share of such stock on the OTCQB Market on June 30, 2014. As of February 23, 2015, there were 26,312,500 shares of the Registrant's common stock, $0.01 par value per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our operating or other strategic plans, including our acquisition of Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumiére Place"), our competition (including online gaming), financing, revenues, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our New Credit Facilities (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months; our required capital expenditures pursuant to agreements we are party to and our anticipated capital expenditures, including our use of our CRDA project funds, estimated asset and liability values; risk of counterparty nonperformance; our legal strategies and the potential effect of pending legal claims on our business and financial condition; and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. In some situations, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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
The following chart summarizes certain features of our properties as of December 31, 2014:

Name	Location	Casino Square Footage	Slot Machines (a)	Table Games (b)	Hotel Rooms
East
Tropicana AC	Atlantic City, NJ	124,800	2,386	133	2,079
Central
Tropicana Evansville	Evansville, IN	38,400	889	30	339
Lumière Place (c)	St. Louis, MO	75,000	1,761	60	494
West
Tropicana Laughlin	Laughlin, NV	53,000	947	18	1,487
MontBleu	South Lake Tahoe, NV	45,000	572	26	437
South and other
Belle of Baton Rouge	Baton Rouge, LA	28,500	775	18	288
Tropicana Greenville	Greenville, MS	22,800	605	12	40
Tropicana Aruba (d)	Noord, Aruba	3,400	100	7	361
		390,900	8,035	304	5,525
______________________________________________________________________________

(a)	Includes slot machines, video poker machines and other electronic gaming devices.

(b)	Includes blackjack ("21"), craps, roulette and other table games; does not include poker tables.

(c)	On April 1, 2014, we acquired Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière Place").

(d)
The Company opened a small temporary casino in December 2011 that temporarily closed at the end of 2014 for renovations. It is expected to reopen in February 2015. Plans for a permanent casino are under consideration. A 361-unit timeshare and rental unit is currently operational.

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
Diversity in Geography and Product Offerings.    We operate both land-based and dockside gaming facilities in several of the largest commercial gaming states in the United States. In addition, we currently operate a small temporary casino at our property on the Caribbean island of Aruba that is currently being renovated. Plans for a permanent casino at that location are under consideration. Because our facilities are geographically diversified, we are not subject to reliance on any single gaming market, which we believe mitigates the impact of potential market cycles. The majority of our gaming facilities offer multi-denominational, state-of-the-art slot machines as well as a full range of table games and betting minimums and limits, catering to a wide range of potential customers. Our casino properties include hotel rooms, which both diversifies our revenue base and helps extend the average length of our patrons' stays at our facilities. Additionally, our customers enjoy a strong breadth of product offerings at our facilities, including restaurants, nightclubs, bars, retail stores and entertainment venues, which further diversifies our sources of revenue and offers our customers attractive non-gaming entertainment options.
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
Pursue Appropriate Expansion Opportunities.    Our primary focus has been the stabilization of revenue degradation driven by gaming market declines, implementation of operational improvements, renovation of our existing properties and development of strategic business initiatives at our existing properties. We also consider expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically.
Properties and Segments
The Company views each casino property as an operating segment which is aggregated by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The following describes each of our properties by region. Financial information about our reportable segments for the years ended December 31, 2014, 2013, and 2012 is set forth in our notes to consolidated financial statements.
East
Tropicana AC
Tropicana Casino and Resort, Atlantic City ("Tropicana AC") is situated on a 14-acre site with approximately 660 feet of ocean frontage in Atlantic City, New Jersey. This market generated gaming revenues of approximately $2.6 billion in 2014.

Located within driving distance from the densely populated New York-to-Washington D.C. corridor, the Atlantic City market attracts customers within a 300-mile radius, which includes approximately 48 million adults. Tropicana AC is one of the larger properties in Atlantic City featuring 2,079 hotel rooms in four towers and approximately 124,800 square feet of gaming space. In addition to the hotel rooms and gaming facilities, the property features The Quarter, a Havana-themed, Las Vegas-style, approximately 200,000 square-foot indoor entertainment and retail center, hosting several restaurants, nightclubs, shops and an IMAX theatre. Other amenities include a 2,000-seat showroom, an up-scale Disco themed nightclub, a full service spa and salon, a health club and indoor pool, a beach and pool bar and approximately 99,000 square feet of meeting and convention space. We opened a themed sports bar and restaurant venue and new food and beverage facilities in The Marketplace at Tropicana AC during 2013 that have enhanced our entertainment experience. Tropicana AC is currently undergoing an approximate $35 million renovation project scheduled for completion in May 2015. The renovations include remodeling the North hotel tower guest rooms, renovation of the casino, restaurant renovations, a new health club to be operated by a third party operator, new retail outlets and exterior renovations including painting and new lighting. In November 2013, Tropicana received authorization from the New Jersey Division of Gaming Enforcement to commence continuous, 24-hour Internet gaming on its online gaming site, www.TropicanaCasino.com. Tropicana Atlantic City Online showcases a variety of slot game options and classic casino table games. Players have the opportunity to participate in community jackpots and to be rewarded with both on-property and online incentives and have the chance to participate in a variety of promotions. All participants must be 21 or older and physically located in New Jersey to play.
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
Lumière Place Casino
Lumière Place Casino ("Lumière Place") is located on approximately 20 acres, located in historic downtown St. Louis, Missouri near business and entertainment districts and overlooks the Mississippi River. Its location provides significant foot traffic from nearby venues, including the Edward Jones Dome and America's Center convention center, which are connected to Lumière Place via a pedestrian tunnel, the Gateway Arch and Busch Stadium. In addition to the casino, the Lumiere Place complex includes the 294 all-suites HoteLumière, the 200-room luxury Four Seasons Hotel St. Louis, 3 full service restaurants, retail shops, indoor pool and fitness center, full service spa and 28,000 square feet of meeting and convention space.
West
Tropicana Laughlin
Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") is located on an approximately 31-acre site on Casino Drive, Laughlin, Nevada's principal thoroughfare. In addition, we own approximately 57 acres of undeveloped real estate immediately adjacent to Tropicana Laughlin. The property attracts customers who drive in from southern California and Arizona. Tropicana Laughlin primarily targets customers in this market who are seeking great value, a breadth of amenities and friendly service in their gaming, lodging, dining and entertainment experiences. Non-gaming amenities include 1,487 hotel rooms, a heated outdoor swimming pool, seven restaurants, three full service bars, an entertainment lounge with live music, a premium lounge for high-end players, an 800-seat multi-purpose showroom and concert hall, meeting and convention space, retail stores, an arcade and a covered parking structure.

MontBleu
MontBleu Casino Resort & Spa ("MontBleu") is situated on approximately 21 acres in South Lake Tahoe, Nevada surrounded by the Sierra Nevada Mountains. The property attracts both drive-in and destination patrons, primarily from the northern California and northern Nevada markets. The area also attracts people seeking outdoor recreational activities. In addition to the casino, the property offers guests 437 hotel rooms, a choice of three restaurants and various non-gaming amenities, including retail shops, two nightclubs, a 1,500-seat showroom, approximately 14,000 square feet of meeting and convention space, a parking garage, a full service health spa and workout area, an indoor heated lagoon-style pool with whirlpool and a 120-seat wedding chapel. In September 2014 we commenced an approximate $24 million property renovation project that is expected to be completed by late 2015. The renovations include remodeling of the guest rooms and most of the public areas of the property including the casino, lobby, theater, convention center, sports bar and sports book and exterior of the building.
South and other
Tropicana Greenville
Trop Casino Greenville ("Tropicana Greenville"), located in Greenville, Mississippi is a dockside gaming facility with slot machines and table games, two restaurants, a bar and 734 onsite parking spaces. In October 2014 we completed an expansion project consisting of approximately 12,000 square feet of gaming space, additional parking spaces and a new restaurant. The property also owns and operates the Greenville Inn & Suites, a 40-room suite hotel located less than a mile away, that offers free shuttle service to and from Tropicana Greenville.
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
Tropicana Aruba
Tropicana Aruba Resort & Casino ("Tropicana Aruba") is a casino resort in Noord, Aruba, that consists of 361 timeshare and rental units as well as a 3,400-square-foot temporary casino that is currently being renovated, two pools, a fitness center and tennis courts located on approximately 14 acres near Eagle Beach. We currently have plans to invest approximately $5 million to renovate rooms and certain ancillary facilities, however, our development plans for the remainder of the property including a permanent casino have not been finalized and we may decide not to proceed with any additional capital improvements.
Our Equity Owners
As of December 31, 2014, Icahn Enterprises was the beneficial owner of approximately 67.9% of the Company's Common Stock. Icahn Enterprises is a diversified holding company that owns subsidiaries engaged in a variety of businesses including investment management, automotive, gaming, metals, real estate, home fashion, railcar, energy and food packaging. Icahn Enterprises is publicly listed on the NASDAQ Global Select Market (ticker: "IEP"). Carl C. Icahn, who is the chairman of our board of directors, is also the chairman of the board of directors of the general partner of Icahn Enterprises.
Our Corporate History and Information
We are a Delaware corporation that was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH") and certain of its subsidiaries pursuant to their plan of reorganization (the "Plan") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). We also acquired Columbia Properties Vicksburg, LLC ("CP

Vicksburg") which we later sold in March 2011, JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("CP Laughlin Realty", and together with TEH and certain of its subsidiaries, CP Vicksburg and JMBS Casino, the "Predecessors"), pursuant to the Plan. In addition, we acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, including Tropicana AC.
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
Competition
We own land-based and riverboat casino facilities in six states and one casino resort located on the island of Aruba. We compete with numerous casinos and casino hotels of varying quality and size in the markets in which our properties are located and with other forms of legalized gaming, including state-sponsored lotteries, racetracks, off-track wagering, video lottery, video poker terminals and card parlors. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity.
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
East
Tropicana AC
The Atlantic City market primarily serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 48 million adults living within a 300-mile radius. Tropicana AC offers slot machines, table games and intra-state internet gaming and primarily competes with casino and gaming facilities located in Atlantic City and the north-east. The following is a brief summary of competition in these markets.
Atlantic City.   Competition in Atlantic City is intense. In 2014 four casinos in Atlantic City (Atlantic Club, Trump Plaza, Revel and Showboat) closed for a variety of reasons including increased market competition, declining revenues and increased operating costs. Of the four closures, it is anticipated that only Revel may reopen in mid-2015. As a result of the closures, the Atlantic City market has continued to decline and, although Tropicana AC has increased market share as a result of the closings, the Atlantic City operating climate remains difficult. Currently, the eight remaining casino hotels located in Atlantic City, including Tropicana AC, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, Tropicana AC and its competitors have historically incurred substantial capital expenditures and marketing expenses to compete effectively. The current economic downturn and increased competition from neighboring jurisdictions, particularly Pennsylvania, New York, Delaware and Maryland (as discussed in more detail below), has further intensified the competition among the eight casino hotels currently operating in Atlantic City.
New Jersey law also permits a limited number of "boutique casinos" to be developed in Atlantic City. These boutique casinos would be subject to less stringent size and costs structures than those to which Tropicana AC and other existing casinos are currently subject, but would be subject to a higher gross gaming tax than non-boutique Atlantic City casinos. To date, no such “boutique casinos” have been developed, but if such are developed in the future, Tropicana AC could face additional competition.
In addition, various legislative initiatives have been introduced to authorize casino gaming at various locations in northern New Jersey including the Meadowlands Racetrack, but none of these efforts have yet to succeed. Should New Jersey racetracks located in the northern part of the state be authorize to conduct gaming in the future, Atlantic City casinos including Tropicana could lose customers and business.
Pennsylvania.    Atlantic City casinos, including Tropicana AC, primarily compete against the Pennsylvania gaming facilities located in the eastern part of the state that offer slot machines, table games and a variety of non-gaming amenities. These include four Philadelphia metropolitan area casinos and three casinos located north of Philadelphia metropolitan area. In addition, in 2014 following a competitive bidding process, a second Philadelphia Category 2 casino license was awarded to Live! Hotel & Casino who have announced plans to construct a $400 million 200,000 square foot casino project in south Philadelphia to include 2,000 slot machines, 125 table games, a 240 room hotel and 2,500 parking spaces. The casino license award is pending an appeal filed by unsuccessful bidders and other competing casinos. Should the recently approved Philadelphia casino be constructed it will further impact Atlantic City gaming revenues.
New York.    In New York, there are currently two large scale video lottery terminal (“VLT”) facilities operating in the New York City metropolitan area, Empire City Casino at Yonker’s Raceway and Resort World at Aqueduct Racetrack. In addition, current New York law authorizes up to an additional seven casinos (three of which were approved in late 2014) as well as two additional New York metropolitan VLT facilities to be built in coming years.
Competition from the VLT facilities at Aqueduct and Yonkers have impacted Atlantic City casinos, and future competition from the additional approved commercial casinos and VLT facilities authorized to be constructed in the future in and around the New York City metropolitan area could further adversely impact Atlantic City casinos, including Tropicana AC.
Maryland.    There are currently five casino gaming facilities open in Maryland and in mid-2016 MGM Resorts International expects to complete construction of its National Harbor Casino on the Potomac River in Prince George’s County We believe these facilities in Maryland, particularly the Baltimore area casinos, have adversely impacted Atlantic City casinos, including Tropicana AC.
Delaware.    Tropicana AC competes with Delaware primarily for gaming customers from the southern New Jersey, southern Pennsylvania and Delaware regions. Three racetrack casinos are currently operating in Delaware: Delaware Park, Dover Downs and Harrington offering slot machines, table games, intra-state internet gaming and limited parlay sports wagering on National Football games.

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
Massachusetts. Massachusetts law allows for three resort casinos to be constructed in the central, southeastern and western parts of the state, and for one slot parlor with a maximum of 1,250 slot machines and no table games. In 2014 an MGM Resorts International proposed casino in Springfield and a Wynn Resorts proposed casino outside of Boston were approved, as well as a slot parlor in south-eastern Massachusetts to be developed by Penn National Gaming. A decision to award a third casino license outside of Boston is pending. These facilities will increase north-east gambling competition which had traditionally been monopolized by Atlantic City casinos.
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
Legislation to bring casino gambling to neighboring Kentucky has been intermittently introduced dating back to 1988. Now that Kentucky is bordered by five states with legalized gaming it may put additional pressure on the Kentucky legislature to legalize gaming. State leaders have debated for years whether Kentucky, a state with a long tradition of betting on horse races, can offer casino-style gambling at racetracks and new legislative initiatives have been announced from time to time. Although legislation to allow slot machines and table games at the racetracks has thus far been unsuccessful, in July 2010 the Kentucky Horse Racing Commission (the "KHRC") approved regulations permitting Instant Racing to be operated by Kentucky's racetracks. Instant Racing, a game currently in use in Arkansas, allows players to bet on historical races that are chosen at random and shown on a video screen. Subsequently, the KHRC sought a ruling upholding its legal authority to adopt the regulations. In February 2014 the Kentucky Supreme Court ruled that pari-mutual wagering on historic horse races is legal, but remanded the case to the Kentucky lower court for a determination as to whether wagering on historic horse races utilizing Instant Racing machines is in fact pari-mutual wagering. In 2012, Ellis Park, a thoroughbred racetrack in Henderson, Kentucky located approximately eight driving miles south of Tropicana Evansville, installed approximately 200 Instant Racing machines at its racetrack. The financial results of Tropicana Evansville could be adversely affected if Instant Racing at Ellis Park continues and is expanded, or if commercial gaming is legalized in Kentucky.
Lumière Place
Lumière Place competes with five other casinos in the St. Louis region. The state of Missouri offers favorable competitive dynamics for current operators as the number of gaming licenses in the state is limited to 13, all of which have been awarded and are currently operating.
West
Tropicana Laughlin
Tropicana Laughlin is located in Southern Nevada on the Colorado River which forms the boundry between Nevada and Arizona. Tropicana Laughlin competes primarily with other Laughlin hotels and casinos located along the Colorado River based on a mix of casino games, personal service, payout ratios, price of hotel rooms, restaurant value and promotions. The Laughlin market is a value-oriented destination for travelers seeking an alternative to the fast-paced Las Vegas experience.
Tropicana Laughlin also competes with casinos in nearby locations, including the Mojave tribe's casino situated eight miles south of Laughlin, Native American casinos in Arizona and California, and numerous casinos in Las Vegas.
MontBleu
The South Lake Tahoe area consists of five casino properties including MontBleu. There are also three other casinos on the north shore of Lake Tahoe, which are approximately 25 miles from the South Lake Tahoe market, numerous casinos located in Reno, Nevada and several casinos located in Carson City, Nevada. Gaming revenues in the South Lake Tahoe area are also adversely affected by the ongoing proliferation of Native American gaming in northern California.
South and other
Tropicana Greenville
Tropicana Greenville and Harlow's Casino are currently the only licensed riverboat gaming facilities in the Greenville, Mississippi market and primarily compete against each other. Several potential gaming sites still exist in or near Greenville, and from time to time potential competitors have proposed the development of additional casinos. To a lesser extent, the Greenville market also competes with the Vicksburg market which is 90 miles to the south and the Tunica, Mississippi market which is 115 miles to the northeast.
Belle of Baton Rouge
Belle of Baton Rouge is currently one of two licensed dockside riverboat gaming facilities operating in downtown Baton Rouge. Another gaming operator opened the L'Auberge Resort ("L'Auberge") in 2012, located on 575 acres of land approximately eight miles southeast of downtown Baton Rouge. Since opening, although L'Auberge has grown the market, it has had a material adverse effect on the downtown Baton Rouge riverboat casinos, including the Belle of Baton Rouge.
Belle of Baton Rouge also faces competition from land-based and riverboat casinos throughout Louisiana and Mississippi, including Native American casinos. Belle of Baton Rouge faces competition from casinos on the Mississippi Gulf Coast, which is approximately 120 miles east of Baton Rouge, New Orleans, which is approximately 75 miles from Baton Rouge and Native American casinos within 65 miles of Baton Rouge. In addition, slot machines in non-casino venues such as truck stops, restaurants, bars and off-track betting facilities located in Louisiana provide additional competition.
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
The ownership and operation of our gaming facilities is subject to pervasive regulation under the laws and regulations of each of the six states in which we operate, Nevada, New Jersey, Mississippi, Missouri, Indiana and Louisiana, as well as of Aruba where we operate a small casino. Gaming laws generally are based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on the gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and financial fitness. In addition, gaming laws generally require gaming industry participants to:

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
Typically, a jurisdiction's regulatory environment is established by statute and is administered by a regulatory agency with broad discretion to regulate, among other things, the affairs of owners, managers and persons with financial interests in gaming operations. Among other things, gaming authorities in the various jurisdictions in which we operate:

•	adopt rules and regulations under the implementing statutes;

•	interpret and enforce gaming laws, rules and regulations;

•	impose disciplinary sanctions for violations, including fines and penalties;

•	review the character and financial fitness of participants in gaming operations and make determinations regarding their suitability or qualification for participation and licensure;

•	grant licenses for participation in gaming operations and authorize renewals of those licenses on a periodic basis;

•	collect and review reports and information submitted by participants in gaming operations;

•
review and approve certain transactions, such as acquisitions or change-of-control transactions, of gaming industry participants, securities offerings and debt transactions engaged in by such participants; and

•	establish and collect fees and taxes.
Any change in the laws or regulations of a gaming jurisdiction could have a material adverse effect on our gaming operations.
Licensing
Gaming laws require us and certain of our subsidiaries, as well as our directors, officers (with respect to corporations), managers (with respect to limited liability companies), and certain other key employees and, in some cases, certain of our shareholders, (with respect to corporations), members (with respect to limited liability companies), and holders of debt securities, to obtain licenses, findings of suitability or other approvals from gaming authorities. Licenses or findings of suitability typically require a determination that the applicant is suitable or otherwise qualifies to hold the license or to merit the finding of suitability necessary to hold equity, debt securities or position with the gaming licensee or its affiliated entities. Where not mandated by statute, rule or regulation, gaming authorities generally have broad discretion in determining who must apply for a license or finding of suitability and whether an applicant qualifies for licensing or should be deemed suitable or otherwise qualified.
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

•	the quality of the applicant's casino facilities, support facilities and equipment;

•	the amount of revenue to be derived by the applicable state from the operation of the applicant's casino;

•	the applicant's practices with respect to diversity in employment and procurement;

•	the effect on competition and general impact on the community; and

•	the good character, honesty and integrity of the applicant and its parent entities.
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
In evaluating individual applicants, gaming authorities generally consider the individual's business probity and casino experience, the individual's reputation for good character, honesty, and integrity, the individual's criminal and financial history and the character and reputation of those with whom the individual associates.
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
Moreover, in many jurisdictions, certain holders of our debt and equity securities may be required to undergo a suitability investigation similar to that described above. All of the jurisdictions in which we operate require any person who acquires beneficial ownership of more than a certain percentage of voting securities, and, in some jurisdictions, also non-voting securities, typically 5%, to report the acquisition to the gaming authorities, and the gaming authorities may require such holders to apply for qualification or a finding of suitability. Most jurisdictions provide that "institutional investors" may seek a waiver of these requirements. In such jurisdictions, an "institutional investor" generally is defined as a qualified investor (i.e., certain banks, insurance companies, investment companies or advisors) acquiring and holding voting securities (or non-voting securities in jurisdictions that do not make a distinction between voting and non-voting securities) in the ordinary course of business for passive investment purposes only, and not for the purpose of causing, directly or indirectly, the election of a majority of the gaming entity's board of directors, any change in such entity's corporate charter, bylaws, management, policies, or operations, or those of any of such entity's affiliates, or the taking of any other action that gaming authorities find to be inconsistent with holding the securities solely for passive investment purposes. Even if a waiver is granted, an institutional investor generally may not take any action inconsistent with its status when the waiver was granted without once again becoming subject to the foregoing reporting and application obligations.
The definition of an "institutional investor" varies from jurisdiction to jurisdiction. In addition, in order to obtain a qualification waiver, some jurisdictions, including Nevada, Louisiana, Mississippi, Missouri, Indiana and New Jersey, require an institutional investor to certify to, among other things, its intent and purpose in acquiring and holding an issuer's securities. In Indiana, an institutional investor that acquires, directly or indirectly, the beneficial ownership of 15% or more of a public gaming company's voting securities must apply for a finding of suitability within 45 days after acquiring the securities. The definition of "public company" varies from jurisdiction to jurisdiction, but in general, a public company is one that has a class of securities registered under the Securities Exchange Act of 1934 (the "Exchange Act"). In Mississippi, an institutional investor that acquires, directly or indirectly, beneficial ownership of more than 10% of a gaming company's voting securities must apply to the Mississippi Gaming Commission for a finding of suitability within thirty days of acquiring said interest. However, if the institutional investor holds such voting securities for investment purposes only, and, under certain circumstances, such an investor that has obtained a waiver can hold, directly or indirectly, up to 19% of the voting securities of a public gaming company for a limited period of time and maintain the waiver. In Missouri, licensing requirements will be imposed upon any holder of an aggregate ownership interest of 5% or more of a publicly-traded gaming company’s voting securities, unless such holder applies for and obtains an institutional investor exemption in accordance with the Missouri gaming regulations which require, among other things, certification by the institutional investor of its passive ownership status. The Executive Director of the Missouri Gaming Commission may grant a waiver to an institutional investor that holds up to 10% of the outstanding equity of a Missouri licensee. The Missouri Gaming Commission itself may grant a waiver to an institutional investor that holds up to 20% of the outstanding equity of the Missouri licensee.
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
Because of regulatory restrictions, our ability to grant a security interest in any of our gaming assets is limited and subject to receipt of approval by gaming authorities. Some jurisdictions, including Nevada, Louisiana, Indiana, Mississippi, Missouri and Aruba, prohibit the transfer of a gaming license or the granting of a security interest in the same.
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
Trademarks
We use a variety of trade names, service marks and trademarks and have all the rights and licenses necessary to conduct our continuing operations. We have registered several service marks and trademarks with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to the conduct of our business. We own the following federally registered trademarks or service marks that are material to our business: MontBleu, Aztar, Trop, Tropicana, Belle of Baton Rouge, Trop Advantage, the Quarter at Tropicana and Lumière.

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
Employees
As of December 31, 2014, we had approximately 7,400 employees and had collective bargaining agreements with several unions covering approximately 2,700 of those employees, substantially all of whom are employed at Tropicana AC, Lumière Place, Belle of Baton Rouge and Tropicana Evansville. We periodically experience challenges in negotiating collective bargaining agreements with certain unions. In September 2014, a collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,000 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union. In 2012 there were certain labor disruptions at Tropicana AC related to several UNITE HERE Local 54 union protest rallies. We cannot assure that this situation will not result in additional labor disruptions at the property.
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
Our business strategy includes the consideration of expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically. For example, in April 2014 we acquired Lumiére Place for $261.3 million in cash, which includes an adjustment for working capital as of the acquisition date, as discussed in Note 1 of the “Notes to Consolidated Financial Statements.” We may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, joint venture or other strategic transaction on acceptable terms. Our identification of suitable acquisition candidates and other strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing acquisitions or other strategic opportunities, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or other strategic opportunities, or that we will realize any anticipated benefits from acquisitions or other strategic opportunities. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Our failure to identify suitable acquisition or other strategic opportunities may restrict our ability to grow our business.
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

In recent years, competition in existing markets has intensified. For example, competition with the Atlantic City market has increased with Pennsylvania and Delaware commencing live table game operations in fiscal 2010; the opening of a new casino in a Philadelphia suburb in 2012 and the award of the second Philadelphia Category 2 license in 2014; five casinos currently operating in Maryland with plans for an additional casino to open in and mid-2016, and the addition of table games; two VLT casinos operating in the New York metropolitan area with up to an additional seven commercial gaming facilities (with three proposals approved in 2014) and two additional VLT facilities planned for the eastern parts of New York in the coming years. In September 2012, competition in our Baton Rouge market increased with the opening of a new casino. In addition, our competitors have invested in expanding their existing facilities and developing new facilities. Our properties, on the other hand, historically have had more limited resources for capital expenditures and other improvements than many of our competitors. Our ability to invest in our properties going forward may continue to be constrained due to market conditions, and we may not be able to compete effectively with casinos that have been modernized or recently expanded.
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
Renovation projects may cause us to temporarily close all or a portion of our facilities to customers and disrupt service and room availability, causing reduced demand, occupancy and rates. For example, in 2014 and 2015 MontBleu and Tropicana AC are undergoing major renovation projects that may impact operating results. In addition, Tropicana Aruba's casino is temporarily closed for renovations. Any future capital improvements projects may increase our expenses and reduce our cash flows and our revenues and, accordingly, may have a material adverse effect on our business, financial condition and results of operations.
Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.
We are party to 10 collective bargaining agreements with different unions. In September 2014, a collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,000 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union. We cannot assure that we will be able to enter into a new collective bargaining agreement with UNITE HERE Local 54 or renegotiate the other collective bargaining agreements with other unions currently in effect. The addition of new or changes to the existing collective bargaining agreements could cause significant increases in labor costs, which could have a material adverse effect on our businesses, financial condition and results of operations.
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
The housing crisis and recession in the United States that began in 2008 resulted in a significant decline in tourism and consumer spending. Economic conditions like the most recent downturn (and slowdowns or recessions less severe) could cause fewer consumers to spend money or cause consumers to spend less money at our properties and could materially adversely affect our business, financial condition and results of operations. While general economic conditions have modestly improved, we cannot assure that they will continue to improve or will not worsen in the future.
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
In the past, we have experienced management changes in several key areas including marketing and human resources. For example, in 2014 we experienced senior management changes at several of our operating properties. We intend to continue to focus on strengthening our management team. However, we cannot assure that we will be successful. In addition, turnover in our management team could have a negative impact on our performance and results of operations.
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
We own, operate, or have an interest in gaming facilities located in Nevada, Indiana, Mississippi, Missouri, Louisiana, New Jersey and Aruba. We have obtained all material governmental licenses, qualifications, registrations, permits, and approvals necessary for the operation of our gaming facilities as operations at such facilities are presently conducted. However, we cannot assure that we can obtain any new licenses, or renew any existing, licenses, qualifications, findings of suitability, registrations, permits, or approvals that may be required in the future or that existing ones will not be suspended or revoked. If we relocate or expand any of our current gaming facilities or enter new jurisdictions, we must obtain all additional licenses, qualifications, findings of suitability, registrations, permits and approvals of the applicable gaming authorities in such jurisdictions. If state regulatory authorities were to find an officer, director, owner, or other person affiliated with our operations unsuitable, we would be required to sever our relationship with that person. Gaming authorities, as well as other state regulatory authorities, may conduct similar investigations in the future in connection with new equity and debt holders. We cannot predict the outcome of these investigations or their potential impact on our businesses.
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
Any violation of the Foreign Corrupt Practices Act or applicable Anti-Money Laundering laws or regulations such as the Bank Secrecy Act could have a negative impact on us.
We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which we transacts business. We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our directors, employees, contractors or agents from violating or circumventing our policies and the law. If our directors, employees or agents fail to comply with applicable laws or Company policies governing our international operations, the Company may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations such as the Bank Secrecy Act (the “BSA”). The Internal Revenue Service and Financial Crimes Enforcement Network monitor casino compliance with casino filing of Currency Transaction Reports (“CTR”) and Suspicious Activity Report (“SAR”) and anti-money laundering (“AML”) programs and have recently stepped-up enforcement activities involving non-compliant casinos. Internal control policies and procedures and employee training, AML compliance programs and internal audits involving CTR and SAR filings have been implemented to enhance compliance and detect problems. Any violation of anti-money laundering laws or regulations by any of our resorts could have a negative effect on our results of operations.
We could encounter problems during development, construction, renovation and refurbishment of our properties that could increase the construction costs or delay their completion. In addition, we may not be able to complete projects if we do not obtain all necessary permits, licenses, grants and approvals.
Construction projects like the development, construction, renovation and refurbishment of Tropicana AC, MontBleu and Tropicana Aruba are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

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

In addition, certain permits, licenses, grants and approvals necessary for development, construction and operation may not be obtained. The scope of the approvals required for projects vary. Unexpected changes or concessions required by regulatory authorities could involve significant additional costs and result in delay in the scheduled. We may not receive the necessary licenses, grants and approvals or obtain them within our anticipated time frame. For example, our current Tropicana AC capital renovation project that was commenced in 2014 required grant and other financing approvals from various state agencies as well as approval of our plans by various federal, state and local regulatory agencies in order for us to proceed with construction. In addition, even if we complete any development, construction, renovation and refurbishment projects, we cannot assure you that we will achieve all of, or any of, the anticipated benefits of such projects.
Our business, financial condition and results of operations could be materially adversely affected by the occurrence of accidents, natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.
Natural disasters, such as hurricanes, floods, fires and earthquakes could adversely affect our businesses and operating results. Hurricanes are common to the areas in which our Louisiana and Mississippi properties are located and the severity of such natural disasters is unpredictable. In October 2012 Superstorm Sandy resulted in the mandatory closure of our Tropicana Atlantic City property for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets, including New Jersey, New York and Pennsylvania resulted in long term business interruption that continued into 2013 and materially affected operating results. Likewise, in August 2011 Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximately three-day closure of our Tropicana AC property, adversely affecting our operating results. In May 2011 both of our properties in Greenville, Mississippi - Lighthouse Point and Jubilee - were closed for approximately 29 days as a result of Mississippi River flooding that caused substantial damage at our Lighthouse Point property and adversely affected our operating results at our Greenville facilities. Likewise, in August 2012 our property in Louisiana was forced to temporarily close for approximately 2 days as a result of Hurricane Isaac. We cannot predict the impact that any future natural disasters will have on our ability to maintain our customer base or to sustain our business activities.
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
All of our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as result of casualty, forces of nature, mechanical failure, or extended or extraordinary maintenance, among other causes. In addition, our gaming operations, particularly those conducted on riverboats or at dockside facilities, could be damaged or halted due to extreme weather conditions. In October 2012 Superstorm Sandy resulted in the mandatory closure of our Tropicana Atlantic City property for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania has resulted in long term business interruption that continued into 2013 and materially affected operating results. Likewise, in August 2011 Hurricane Irene and mandatory governmental evacuation orders for Atlantic City caused an approximately three-day closure of our Tropicana AC property, adversely affecting our operating results. In May 2011 both of our properties in Greenville, Mississippi - Lighthouse Point and Jubilee - were closed for approximately 29 days as a result of Mississippi River flooding that caused substantial damage at our Lighthouse Point property and adversely affected our operating results at our Greenville facilities. Likewise, in August 2012 our property in Louisiana was forced to temporarily close for approximately 2 days as a result of Hurricane Isaac. Each of our riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The U.S. Coast Guard requirements establish standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.
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
In the ordinary course of our business we collect and store sensitive data, including our intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners. We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information.
Our information and processes are exposed to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. Our participation in online gaming exacerbates these risks. These cyber or other security risks could result in business interruptions or delays or the loss of existing or potential customers, which may adversely impact our gaming and other revenues. The costs to us to eliminate or alleviate such cyber or other security risks could be significant, and our efforts to address these problems may not be successful.
Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data, including due to cyber-attack, system failure, computer virus or unauthorized or fraudulent use by customers, employees or employees of third party vendors, may result in damage of reputation and/or subject us to fines, payment of damages, cyber forensic costs, lawsuits or restrictions on our use or transfer of data.
Any compromise of our data security could disrupt our operations, damage our reputation and customers’ willingness to transact business with us, and subject us to additional costs and liabilities that could adversely affect our business.
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
Atlantic City property tax valuations and market declines have created stress on the City of Atlantic City’s ability to manage its finances and have recently resulted in significant real estate tax increases and uncertainty about Atlantic City’s fiscal solvency.
In 2013 and 2014 real property tax assessments of Atlantic City casinos were significantly reduced as a result of various N.J. Tax Court proceedings involving casino properties. As a result, the City of Atlantic City was required to significantly increase its tax rate in order to meet its municipal budget requirements. Atlantic City casino property tax assessments will continue to decline in 2015 and future years as casinos continue to appeal excessive property valuations. In addition, in 2014 four Atlantic City casinos closed further eroding the municipal tax base. As a result, in late 2014 Atlantic City and the State of New Jersey have begun to explore various initiatives designed to stabilize casino tax payments and reduce the municipal budget in future years. In late 2014 State legislators proposed legislation that would create a payment in lieu of taxes (“PILOT”) for Atlantic City casinos and a series of other bills that would divert funds from other state programs to assist Atlantic City with its municipal budget in coming years. It remains to be seen whether this legislation will be approved, or whether Atlantic City will be able to stabilize its budget and finances. In addition, in January 2015, The State of New Jersey appointed an emergency manager to oversee Atlantic City's government and address its financial problems and Atlantic City's credit rating has been downgraded. If Atlantic City is unable to maintain fiscal stability it could have an adverse impact on the Atlantic City casino industry including our Tropicana AC property.

Risks Related to Our Indebtedness
Circumstances may arise whereby the Company may become overleveraged, which could have significant negative consequences.
As of December 31, 2014, we had total indebtedness of approximately $296.3 million, which represents the outstanding balance under our New Term Loan Facility. Circumstances may arise that could cause us to become overleveraged, which could have significant negative consequences, including:

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
Our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of December 31, 2014, approximately $296.3 million of our indebtedness, which represents the outstanding balance under our New Term Loan Facility, was subject to floating interest rates. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.
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
Mr. Carl C. Icahn, the chairman of our board of directors, controlled approximately 67.9% of the outstanding shares of our common stock as of December 31, 2014. Mr. Icahn is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board and stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financings. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire, a majority of our outstanding common stock, which may decrease the value of shares held by other stockholders. Entities affiliated with Mr. Icahn hold financial interests that may be competitive to us. For example, entities affiliated with Mr. Icahn are lenders to Trump Entertainment Resorts, Inc.
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
Lumière Place is located on approximately 20 acres, which we own, located in historic downtown St. Louis, Missouri.
West
Tropicana Laughlin is located in Laughlin, Nevada. Tropicana Laughlin is situated on approximately 31 acres, which we own. In addition, in 2014 we acquired approximately 57 acres of land immediately surrounding Tropicana Laughlin.
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
South and other
Tropicana Greenville is situated on approximately six acres of property along the Mississippi River levee in Greenville, Mississippi. In 2014, we expanded the gaming space and added a new restaurant and parking spaces at Tropicana Greenville and discontinued the dockside riverboat operation at that property. Tropicana Greenville owns the facility in which it conducts its operations and leases the land on which the casino and parking facilities are situated. We are required to pay an amount equal to 2% of Tropicana Greenville's monthly gross gaming revenues in rent, with a minimum monthly payment of $75,000. In addition, in any given year in which Tropicana Greenville's annual gross gaming revenues exceed $36.6 million, we are required to pay 8% of the excess amount as rent pursuant to the terms of the lease. The current lease has been extended through June 2019 with options to extend its term through 2044.
In October 2013, Tropicana Greenville entered into an additional lease agreement with the City of Greenville, Mississippi, for a parcel of land adjacent to Tropicana Greenville upon which the Company constructed a parking lot in conjunction with its expansion of the Tropicana Greenville casino. The initial term of the lease expires in August 2020, and the Company has several options to extend the lease for a total term of up to twenty-five years. Initial annual rent is $0.4 million with rent adjustments in option periods based upon the Consumer Price Index.
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
Tropicana Aruba, a casino resort located in Noord, Aruba on approximately 14 acres of land which are leased through July 30, 2051. Under the terms of the land lease, the required annual payments are approximately $93,000.
Corporate
We also lease office space for our corporate headquarters in Las Vegas, Nevada. In addition to the property described above, we own or lease certain facilities that are not material to our operations.
ITEM 3.    LEGAL PROCEEDINGS.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying consolidated balance sheets as of December 31, 2014 and December 31, 2013. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the Chapter 11 Cases, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011 and the parties are awaiting the Court's decision regarding these motions.
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

	High	Low
2014
First Quarter	$18.70	$17.45
Second Quarter	$18.62	$17.01
Third Quarter	$19.00	$16.60
Fourth Quarter	$17.15	$13.58
2013
First Quarter	$16.00	$13.40
Second Quarter	$16.00	$14.50
Third Quarter	$15.87	$14.15
Fourth Quarter	$19.98	$15.65
Holders
As of February 23, 2015, there were 26 holders of record of our common stock.
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

Stock Performance Graph
The graph below compares the cumulative total return on our common stock to the cumulative total return of the Dow Jones US Casino Index and the Russell 2000 Index for the period from November 15, 2010, the date our common stock began trading on the OTCQB Market, through December 31, 2014. The performance graph assumes that $100 was invested on November 15, 2010 in each of the Company's common stock, the Dow Jones US Casino Index and the Russell 2000 Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

Total Return Performance
Index Value
200
180
160
140
120
100
80
11/15/10
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Period Ending
Tropicana Entertainment Inc.
Dow Jones US Casino Index
Russell 2000 Index

	Cumulative Total Return
	11/15/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Tropicana Entertainment Inc.	$100.00	$108.93	$117.79	$95.71	$125.00	$120.36
Dow Jones US Casino Index	$100.00	$100.59	$93.11	$101.40	$171.02	$135.44
Russell 2000 Index	$100.00	$108.85	$102.91	$117.98	$161.63	$167.33

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.    SELECTED FINANCIAL DATA
The selected financial data presented below has been derived from the data of the Company as of and for the years ended December 31, 2014, 2013, 2012 and 2011 and for the period from March 8, 2010 through December 31, 2010 (the "Successor Period") and the data of the Predecessors for the period from January 1, 2010 through March 7, 2010 (the "Predecessor Period"). The selected financial data of the Company presented below has been derived from the audited financial statements of the Company as of December 31, 2014, 2013 and 2012 included elsewhere in the Annual Report on Form 10-K. The selected financial data of the Successors for the year ended December 31, 2011 and the Successor Period has been derived from the audited financial statements of the Successors not included in this Annual Report on Form 10-K. The selected financial data of the Predecessors presented below for the Predecessor Period has been derived from the audited financial statements of the Predecessors not included in this Annual Report on Form 10-K. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The historical results set forth below do not indicate results expected for any future periods. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.
Selected Financial Data—Tropicana Entertainment Inc.

	Successor (a)					Predecessors
	Year ended December 31,				March 8, 2010 through December 31, 2010	January 1, 2010 through March 7, 2010
	2014	2013	2012	2011
							Discontinued Operations (b)
(in thousands, except per share data)	TEI	TEI	TEI	TEI (b)	TEI (b)	TEH (a)	CP Vicksburg	JMBS Casino
Income Statement Data:
Net revenues	$746,661	$557,667	$593,358	$600,034	$517,316	$58,721	$1,271	$3,552
Operating income (loss) (c)	71,123	42,763	53,005	39,447	7,924	4,288	(874)	933
Income (loss) from continuing operations, including noncontrolling interest (d)	252,896	21,847	20,910	1,319	(15,213)	2,110,298	2,287,351	2,267,643
Income (loss) from continuing operations, attributable to Tropicana Entertainment Inc.	252,896	21,847	20,910	1,319	(15,093)
Basic and Diluted Earnings Per Share:
Income (loss) from continuing operations, attributable to Tropicana Entertainment Inc. per share	$9.61	$0.83	$0.79	$0.05	$(0.57)
Balance Sheet Data (as of period end) (e):
Total assets	$1,289,690	$1,043,621	$900,900	$821,554	$848,892
Total debt	294,992	297,771	170,754	94,087	109,477
Total shareholders' equity	865,392	614,125	596,022	582,565	585,397
_______________________________________________________________________________

(a)
During 2014, the Company sold River Palms. Accordingly, the results of operations for River Palms are presented as discontinued operations for all periods presented. This reclassification had no impact on previously reported net income (loss).

(b)
During 2011, CP Vicksburg, a former wholly owned subsidiary of the Company, sold substantially all of the assets and certain liabilities associated with the operation of the Horizon Vicksburg. Accordingly, the results of operations for Horizon Vicksburg are presented as discontinued operations for the Successor Period. In addition, CP Vicksburg is one of our Predecessors. We are required to report the historical results of our Predecessors and accordingly have presented CP Vicksburg as discontinued operations in our selected financial data.

(c)
During 2014, we acquired Lumière Place in April 2014, recognized a gain of $5.6 million related to insurance recoveries and a gain of $31.7 million related to a property tax settlement at Tropicana AC, partially offset by a goodwill impairment of $9.1 million.

During 2013, we recognized an impairment loss of $0.4 million related to damage to our Bayou Caddy's Jubilee Casino ("Jubilee") barge which we had closed in April 2012. During 2012, we recognized an impairment loss of $1.8 million related to our intangible assets and a gain of $4.3 million on insurance recoveries. During 2011, we recognized an impairment loss of $0.3 million related to our intangible assets. During the Successor Period, we recognized an impairment loss of $19.0 million related to our intangible assets and $1.7 million related to our goodwill.

(d)
During 2014, we recognized one-time gains of $52.7 million related to the settlement of certain predecessor related claims and reduced the valuation allowance related to the remaining net deferred tax assets by $188.2 million. The reduction reflects our expectation that it is more likely than not that we will generate future taxable income to utilize this amount of net deferred tax assets. The benefit from this reduction was recorded as a tax benefit for 2014.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. As of April 1, 2014, we acquired an additional casino resort in Missouri. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of December 31, 2014, our properties collectively included approximately 391,000 square feet of gaming space with 8,000 slot machines, 300 table games and 5,500 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. Our operations by region include the following:

•	East—Tropicana AC located in Atlantic City, New Jersey;

•	Central—Tropicana Evansville located in Evansville, Indiana; and Lumière Place located in St. Louis, Missouri;

•	West—Tropicana Laughlin located in Laughlin, Nevada; and MontBleu located in South Lake Tahoe, Nevada; and

•	South and other—Belle of Baton Rouge located in Baton Rouge, Louisiana; Tropicana Greenville located in Greenville, Mississippi; and Tropicana Aruba located in Noord, Aruba.

In addition, in July 2014 the Company sold and concurrently leased back River Palms located in Laughlin, Nevada and by September 2014 had terminated the lease and discontinued its operations at the property. River Palms is presented as discontinued operations in the accompanying financial statements for all periods presented and is not included in management's discussion and analysis of financial condition and results of operations.

Further, on April 1, 2014 we acquired Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related land parcels in St. Louis, Missouri (collectively, "Lumière Place").
We are a Delaware corporation formed on May 11, 2009 to acquire certain assets of TEH and certain of its subsidiaries pursuant to the Plan. We also acquired CP Vicksburg (which we sold in March 2011), JMBS Casino and CP Laughlin Realty, all of which were part of the Plan. In addition, we acquired certain assets of Adamar, an unconsolidated subsidiary of TEH, including Tropicana AC.
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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Lumiére Place. In April 2014, we purchased Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumiére Place") for a cash purchase price of $261.3 million, which includes an adjustment for working capital as of the acquisition date. We continue to finalize the purchase price allocation in accordance with the purchase agreement.

•
Tropicana AC.  In addition to its traditional guests, one of Tropicana AC's marketing strategies prior to 2014 was to target high end table game players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table game hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table game hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods due to this marketing strategy. For the year ended December 31, 2014, the table game hold increased 4.3 percentage points at Tropicana AC when compared to the same period in the prior year. For the year ended December 31, 2013, the table game hold decreased 0.5 percentage points at Tropicana AC when compared to the year ended December 31, 2012. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•
Atlantic City Market. In October 2012, Superstorm Sandy forced a city-mandated closure of all casinos in Atlantic City for approximately five days. Although Tropicana AC did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets, including New Jersey, New York and Pennsylvania, resulted in long term business interruption that continued into 2013 and materially affected our operating results. In addition to Superstorm Sandy, competitive pressure in Atlantic City and the regional market continues to adversely affect Tropicana AC. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 8.5% and 6.2% for the years ended December 31, 2014 and 2013, respectively. In January 2014, the Atlantic Club Casino, one of our competitors, ceased operations and Tropicana AC purchased various gaming equipment and the casino's patron database for $9.1 million. Tropicana AC has experienced increased slot customer volumes during 2014 due, in part, to the closure of this competitor and the purchase of their patron database. In the third quarter of 2014, three additional competitors ceased operations in Atlantic City.

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "New Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "New Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the New Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the New Term Loan Facility accrue interest at a floating rate which was 4.00% as of December 31, 2014. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the existing Term Loan Facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest. We also recognized a $4.9 million loss on debt retirement which included the write-off of unamortized debt issuance costs and discounts during the year ended December 31, 2013.

In March 2012, we entered into the credit facilities (the "Credit Facilities"), which consisted of (i) a senior secured first lien term loan facility in an aggregate principal amount of $175 million issued at a discount of 2% (the "Term Loan Facility") and (ii) a cash collateralized letter of credit facility in a maximum aggregate amount of $15 million (the "Letter of Credit Facility"). Commencing on June 30, 2012, the Term Loan Facility required quarterly principal payments of $437,500 through December 2017 with the remaining outstanding amounts due on March 16, 2018, the maturity date. The obligations under the Term Loan Facility accrued interest at a floating rate which was no less than 7.50% as defined in the agreement. A portion of the net proceeds from the Term Loan Facility was used to repay in full the amounts outstanding under the previously outstanding credit facility (the "Exit Facility") which totaled approximately $107.7 million in repaid principal, accrued and unpaid interest and the applicable prepayment penalty. We recognized a $12.8 million loss on debt retirement which includes a $2.0 million prepayment penalty and a $10.8 million write-off of unamortized debt issuance costs and discounts during the year ended December 31, 2012. An entity affiliated with Carl C. Icahn, the chairman of our board of directors and, through Icahn Enterprises, our principal beneficial stockholder, was a lender under the Exit Facility and held more than 50% of the loans extended under the Exit Facility. In addition, another entity affiliated with Mr. Icahn was the administrative agent and collateral agent under the Exit Facility.
Our interest expense was $12.9 million, $14.3 million and $17.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, which includes amortization of the related debt discount and debt issuance costs of $1.0 million, $1.3 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

•
Insurance and other recoveries. We filed claims with our insurance carriers for our Mississippi properties under our property and business interruption policies in July 2011 related to flooding damage suffered at those properties. In 2012, the filed claims were substantially finalized resulting in a gain of $4.3 million, net of expenses and write-downs. In 2013, we filed claims with our insurance carriers related to damages sustained to the Jubilee barge from a high-wind storm, recognized a $0.4 million impairment charge and received $0.7 million in insurance proceeds. In 2014, we settled the filed claims related to the Jubilee barge for $5.9 million and received the remaining $5.2 million in proceeds related to this claim, resulting in a gain of $4.4 million.

Our 2013 results were adversely affected due to the business interruption encountered as a result of Superstorm Sandy. We filed a claim with our insurance carriers relating to business interruption as a result of Superstorm Sandy and received a cash settlement of $1.3 million during 2014.

•
Impairment Losses.  In 2014, we determined there was an indication of impairment related to goodwill tested at the Tropicana AC reporting unit and recognized a $9.1 million goodwill impairment due to Tropicana AC's carrying value exceeding its fair value. In 2012, management reviewed the favorable lease intangible assets at Tropicana AC and recognized a $1.8 million impairment due to certain original tenant leases being terminated early.

•
Predecessor related gain settlements. In 2014, we recorded one-time gains totaling $52.7 million related to the settlement of certain claims related to the Predecessors in Other income during 2014. We also received a $31.7 million cash payment to satisfy a property tax settlement in Atlantic City, which is recorded as a gain in Property tax settlement during 2014.

•
Deferred taxes. In 2014, we reduced the valuation allowance related to the deferred tax assets by $188.2 million. The reduction reflects our expectation that it is more likely than not that we will generate future taxable income to utilize this amount of net deferred tax assets. The benefit from this reduction was recorded as a tax benefit for 2014.

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

Year ended December 31, 2014 compared to year ended December 31, 2013
The following table presents detail of our net revenues (in thousands):

	Year ended December 31,
	2014	2013
Revenues:
Casino	$592,467	$439,929
Room	113,890	88,277
Food and beverage	103,319	75,847
Other	26,594	22,058
Gross revenues	836,270	626,111
Less promotional allowances	(89,609)	(68,444)
Net revenues	$746,661	$557,667

The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Year ended December 31,
	2014	2013
Net revenues:
East	$303,079	$244,471
Central	247,784	120,459
West	103,147	101,769
South and other	92,651	90,968
Corporate	—	—
Total net revenues	$746,661	$557,667
Operating income:
East	$44,121	$11,188
Central	30,119	27,977
West	13,564	11,467
South and other	10,337	4,748
Corporate	(27,018)	(12,617)
Total operating income	$71,123	$42,763
Operating income margin(a):
East	14.6%	4.6%
Central	12.2%	23.2%
West	13.2%	11.3%
South and other	11.2%	5.2%
Total operating income margin	9.5%	7.7%
_______________________________________________________________________________

(a)	Operating income margin is operating income as a percentage of net revenues.
Net Revenues
In the East region, net revenues were $303.1 million for the year ended December 31, 2014, an increase of $58.6 million, or 24.0%, compared to the year ended December 31, 2013. Net revenue increases for Tropicana AC are primarily due to a $55.2 million increase in casino revenues as a result of increased customer volumes due, in part, to the January 2014 closure of one of our competitors in Atlantic City. In the third quarter of 2014, three additional competitors ceased operations in Atlantic City. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 8.5% in the year ended December 31, 2014. In addition, Tropicana AC casino revenues increased due to $13.5 million in Internet gaming which commenced in November 2013, coupled with 17.9% higher slot volumes and 4.3 percentage point increase in the table hold percentage, partially offset by 16.0% lower table game volumes, including lower volumes of high-end play for the year ended December 31, 2014. Net revenues for our hotel also increased due to higher occupancy rates in the year ended December 31, 2014. The average daily room rate increased to $87 from $86 for the years ended December 31, 2014 and 2013, respectively. The occupancy rate for the year ended December 31, 2014 was 77%, up from 72% for the prior year period.

In the Central region, net revenues were $247.8 million for the year ended December 31, 2014, an increase of $127.3 million, or 105.7%, compared to the year ended December 31, 2013. In April 2014, the Company completed its acquisition of Lumière Place which contributed $124.9 million in net revenues for the year ended December 31, 2014. Casino revenues at Tropicana Evansville increased $2.3 million compared to the prior year period primarily due to a 2.1% increase in slot volumes and a 7.5% increase in table games volumes, partially offset by increased promotional slot play and other incentives given to our customers which are recorded as a reduction in revenues. The occupancy rate for the year ended December 31, 2014 in the Central region was 77%, an increase from 69% in the year ended December 31, 2013. The increased occupancy rate reflects higher customer visitation due to more complimentary rooms being provided to our guests at Tropicana Evansville in the current period compared to the prior year period and the acquisition of Lumière Place. The average daily room rate in the Central region was $134 for the year ended December 31, 2014, compared to $93 for the year ended December 31, 2013. Room rates increased in the year ended December 31, 2014 due to the acquisition of Lumière Place.
In the West region, net revenues were $103.1 million for the year ended December 31, 2014, an increase of $1.4 million, or 1.4%, compared to the year ended December 31, 2013. The increase was primarily driven by increases in casino revenues, partially offset by increased promotional allowances. Casino revenues in the West region increased due to a 7.8% increase in slot volumes and a 0.7% increase in table games volumes partially offset by an increase in promotional slot play, which is recorded as a reduction in revenues. Net revenues at Tropicana Laughlin increased $2.9 million for the year ended December 31, 2014 compared to the prior year primarily due to increased slot volumes partially offset by marketing incentives given to our casino patrons which are recorded as a reduction in revenues. At MontBleu, net revenues decreased $1.5 million due to decreased customer visitation related to fewer entertainment offerings as well as increased promotional allowances for the year ended December 31, 2014 compared to the prior year period. The average daily room rate for the West region was $51 for the year ended December 31, 2014, compared to $50 for the year ended December 31, 2013. The occupancy rate for the years ended December 31, 2014 and 2013 at our properties in the West region was 56% and 53%, respectively.
In the South and other region, net revenues were $92.7 million for the year ended December 31, 2014, an increase of $1.7 million, or 1.9%, compared to the year ended December 31, 2013. Casino revenues for the South and other region decreased $1.8 million, offset by a $2.1 million decrease in promotional allowances for the year ended December 31, 2014 compared to the year ended December 31, 2013. Net revenues at the Belle of Baton Rouge increased $0.6 million for the year ended December 31, 2014, primarily due to decreased complimentary items provided to our guests, a 3.3% increase in slot volumes, and a 10.3% increase in table games volumes, partially offset by a 1.9 percentage point decline in the table game hold percentage. The increased gaming volumes at the Belle of Baton Rouge were offset by an increase in promotional slot play which is recorded as a reduction in revenues. Tropicana Greenville's net revenues increased $0.8 million due to 6.9% higher slot volumes offset by 18.9% lower table games volumes. Tropicana Greenville completed its land-side gaming expansion during the fourth quarter of 2014. Increased hotel rates at Tropicana Aruba contributed to an increase of $0.2 million in net revenues during the year ended December 31, 2014. The occupancy rate at our properties in the South and other region was 71% and 70% for the years ended December 31, 2014 and 2013, respectively. The average daily room rate for the South and other region was $80 and $72 for the years ended December 31, 2014 and 2013, respectively.
Operating Income
In the East region, the operating income for the year ended December 31, 2014 was $44.1 million, a $32.9 million increase compared to the year ended December 31, 2013. The operating income in the East region increased from the prior year primarily due to the increase in net revenues discussed above and a favorable real estate tax settlement which resulted in a $31.7 million one-time cash payment received at Tropicana AC during the year ended December 31, 2014. This refund was partially offset by an increase in real estate taxes assessed in the current period and the favorable effects in the prior period related to the original real estate tax settlement. Under the terms of the original settlement in January 2013, Tropicana AC applied $16.0 million of credits to the 2013 real estate tax bills during the year ended December 31, 2013 and expensed $4.1 million in professional fees related to this settlement in the year ended December 31, 2013. During the year ended December 31, 2014, Tropicana AC also recorded higher payroll and benefits expense as well as increased costs related to Internet gaming which commenced in November 2013. Additionally, Tropicana AC recorded a $1.9 million increase in depreciation and amortization expense related to new capital projects placed in service after the comparable period in the prior year.
In the Central region, the operating income for the year ended December 31, 2014 was $30.1 million, a $2.1 million increase compared to the year ended December 31, 2013. In April 2014, we completed the acquisition of Lumière Place which contributed $1.2 million in operating income for the year ended December 31, 2014. The additional increase in operating income is related to the increase in net revenues at Tropicana Evansville discussed above, partially offset by increased promotional costs during the year ended December 31, 2014.

In the West region, the operating income for the year ended December 31, 2014 was $13.6 million, a $2.1 million increase compared to the year ended December 31, 2013. The increase is mainly attributable to the increased net revenues discussed above, as well as decreased payroll benefits costs and operating expenses consistent with our focus on cost-saving initiatives during the year ended December 31, 2014. Additionally, the West region properties recorded a $0.4 million increase in depreciation and amortization expense related to new capital projects placed in service after the comparable period in the prior year.
In the South and other region operating income for the year ended December 31, 2014 was $10.3 million, a $5.6 million increase compared to the year ended December 31, 2013. This increase is primarily due to a gain on insurance recoveries of $4.6 million, net of expenses and write-downs, in the year ended December 31, 2014. The increase from the prior year also relates to the net revenue increases discussed above, as well as decreased payroll costs and decreased operating expenses consistent with lower customer volumes at Tropicana Greenville and reduced advertising and promotional costs at Belle of Baton Rouge during the year ended December 31, 2014. Tropicana Greenville opened its new gaming operations expansion in October 2014, which includes new gaming options, a VIP Lounge, a casual dining restaurant, a live entertainment stage and covered casino parking
Corporate expenses were $27.0 million for the year ended December 31, 2014, a $14.4 million increase from the year ended December 31, 2013. The difference between years was driven primarily by a $9.1 million goodwill impairment recognized during the year ended December 31, 2014. The impairment related to Tropicana AC's carrying value exceeding its fair value. In addition, we recorded a $3.5 million increase in professional fees during the year ended December 31, 2014, including fees associated with our acquisition of Lumière Place which was announced in August 2013 and completed in April 2014.
Interest Expense
Interest expense for the years ended December 31, 2014 and 2013 was $12.9 million and $14.3 million, respectively. The interest expense for the year ended December 31, 2014 decreased compared to the year ended December 31, 2013 primarily due to our New Term Loan Facility which was funded in November 2013 and accrues interest at a floating rate, which was 4.0% per annum as of December 31, 2014. Under our Term Loan Facility, which was outstanding prior to November 2013, and which we repaid using a portion of the net proceeds of our New Term Loan Facility, interest accrued at 7.5% per annum. Cash paid for interest expense was $11.8 million and $11.9 million for the years ended December 31, 2014 and 2013, respectively. The decrease in cash paid for interest expense was primarily attributable to the lower interest rate under the New Term Loan Facility and the capitalization of interest in 2014. Interest expense also includes $1.0 million and $1.3 million of amortization of debt issuance costs and discounts for the year ended December 31, 2014 and 2013, respectively. Unamortized debt issuance costs and discounts related to the Term Loan Facility were written off in November 2013 in connection with the repayment of the Term Loan Facility.
Predecessor Claim Settlements
During 2014, we recognized one-time gains totaling $52.7 million related to the settlement of certain predecessor claims.
Loss on Debt Retirement
In November 2013, we entered into the New Term Loan Facility, and a portion of the net proceeds was used to repay in full the amounts outstanding under the Term Loan Facility. As a result of the repayment of the Term Loan Facility, we recognized a $4.9 million loss on debt retirement which includes the write-off of unamortized debt issuance costs and discounts.
Income Taxes
Income tax benefit was $140.0 million for the year ended December 31, 2014 and our effective income tax rate was a benefit of 124.0%. The difference between the federal statutory rate of 35% and the effective tax rate for the year ended December 31, 2014 was primarily due to the release of the valuation allowance related to our net deferred tax assets, utilization of the Company's deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the year ended December 31, 2013, the income tax expense was $2.5 million and our effective tax rate was 10.4%. The difference between the federal statutory rate of 35% and the effective tax rate for the year ended December 31, 2013 was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.

We recognized a deferred tax benefit in 2014, as compared to income tax expense in 2013 primarily due to the reversal of $188.2 million of the valuation allowance on deferred tax assets. The reduction in the valuation allowance is a result of analyzing all positive and negative evidence associated with our deferred tax assets, primarily as a result of the change in estimated future earnings, and concluding that it is more likely than not that we will generate future taxable income to utilize this portion of net deferred tax assets. The benefit from this reduction in the valuation allowance was recorded as an income tax benefit for 2014
In September 2013, the Treasury Department and the Internal Revenue Service released final regulations that provided guidance on the application of IRC Section 263(a) for amounts paid to acquire, produce, or improve tangible property, as well as the rules for materials and supplies and proposed regulations addressing dispositions and general asset accounts. The final regulations are generally effective for tax years beginning on or after January 1, 2014. We are currently evaluating the impact of these new regulations and do not expect them to have a material impact to our consolidated financial statements.
Discontinued Operations
On July 1, 2014, we entered into and closed an asset purchase agreement to sell substantially all of the assets associated with the operation of River Palms for $6.8 million in cash and the assumption of certain liabilities. Concurrently with the execution and closing of the asset purchase agreement, we leased back River Palms. We terminated the lease and discontinued operations at River Palms in September 2014. The sale resulted in a loss of $0.2 million which is included in the loss from discontinued operations for the year ended December 31, 2014. The results of operations of River Palms are presented as discontinued operations in the accompanying consolidated statements of income for all periods presented.

Year ended December 31, 2013 compared to year ended December 31, 2012
The following table presents detail of our net revenues (in thousands):

	Year ended December 31,
	2013	2012

Revenues:
Casino	$439,929	$479,300
Rooms	88,277	89,815
Food and beverage	75,847	80,644
Other	22,058	23,190
Gross revenues	626,111	672,949
Less promotional allowances	(68,444)	(79,591)
Net revenues	$557,667	$593,358

The following table sets forth certain information concerning our results of operations by region (dollars in thousands):

	Year ended December 31,
	2013	2012
Net revenues:
East	$244,471	$264,037
Central	120,459	122,502
West	101,769	101,087
South and other	90,968	105,732
Corporate	—	—
Total net revenues	$557,667	$593,358
Operating income:
East	$11,188	$2,059
Central	27,977	27,002
West	11,467	12,676
South and other	4,748	20,413
Corporate	(12,617)	(9,145)
Total operating income	$42,763	$53,005
Operating income margin (a):
East	4.6%	0.8%
Central	23.2%	22.0%
West	11.3%	12.5%
South and other	5.2%	19.3%
Total operating income margin	7.7%	8.9%
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
Corporate expenses were $12.6 million for the year ended December 31, 2013, a $3.5 million increase from the year ended December 31, 2012, driven by a $3.8 million refund of Predecessor administrative tax claims in 2012 partially offset by a one-time charge in June 2012 for terminating our previous corporate office lease and moving to a less expensive location. During 2013 we recorded favorable tax settlements related to certain of our Predecessor entities as well as increased professional fees associated with our proposed acquisition of Lumiére Place which was announced in August 2013. The Lumiére Place acquisition was completed in April 2014.
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
Discontinued Operations
In April 2013, we entered into an agreement to sell substantially all of the assets and certain liabilities associated with the operation of River Palms. In October 2013, we notified the buyers that we had elected to terminate the agreement to sell River Palms, effective immediately, pursuant to the terms of the agreement. We compared our carrying value of River Palms to the estimated sale price less estimated costs to complete the sale and recorded a preliminary loss on the sale of River Palms of $2.6 million which is included in the loss from discontinued operations for the year ended December 31, 2013. In 2014, we sold River Palms.

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
Our material cash requirements for 2015 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $3.0 million and $12.0 million, respectively, (ii) capital maintenance expenditures expected to be approximately $36 million, (iii) growth capital expenditures expected to be approximately $60 million, a portion of which will be reimbursed in 2015 through Approved CRDA Project Funds (defined below), and (iv) minimum lease payments under our operating leases of $6.8 million. Except for $24 million of capital renovation at MontBleu required by its lease agreement, the majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above. We have been approved to use approximately $18.8 million of our CRDA deposits ("Approved CRDA Funds") for certain capital expenditures relating to Tropicana AC. In addition, we have been approved for approximately $4.8 million in grants through the New Jersey Economic Development Authority, ERG Grant Program ("ERG Grants").
The following table summarizes our historical cash flows (in thousands):

	Year ended December 31,
	2014	2013
Cash Flow Information:
Net cash provided by operating activities	$141,134	$63,765
Net cash used in investing activities	(301,399)	(66,602)
Net cash provided by (used in) financing activities	(2,893)	119,070
Net increase (decrease) in cash and cash equivalents	$(163,158)	$116,233
Net cash provided by operating activities for the year ended December 31, 2014 includes increased operating results, including $52.7 million in one-time gains related to certain predecessor claims, partially offset by a $9.1 million impairment of goodwill. Cash paid for interest expenses decreased to $11.8 million for the year ended December 31, 2014 compared to $11.9 million for the year ended December 31, 2013 primarily due to the decreased interest rates under our New Term Loan Facility.
Net cash used in investing activities in the year ended December 31, 2014 consisted primarily of $237.3 million used for the Lumière Place acquisition, net of cash acquired, and $80.6 million used for capital expenditures, partially offset by $5.2 million proceeds from insurance settlements and $6.8 million in proceeds from the sale of River Palms. Net cash used in investing activities in the year ended December 31, 2013 consisted primarily of $57.3 million for capital expenditures and payment of a restricted cash deposit related to our acquisition of Lumiére Place, partially offset by proceeds from insurance settlements. Capital expenditures primarily relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.
Net cash provided by (used in) financing activities in the year ended December 31, 2014 consisted primarily of $3.0 million repayments on the New Term Loan Facility. Net cash provided by financing activities in the year ended December 31, 2013 consisted primarily of $298.5 million proceeds from the issuance of the New Term Loan Facility offset by $174.5 million repayments on the then outstanding Term Loan Facility.

New Credit Facilities
In November 2013, we entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “New Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”). Commencing on December 31, 2013, the New Term Loan Facility will amortize in equal quarterly installments in an amount of $750,000, with any remaining balance payable on the final maturity date of the New term Loan Facility, which is November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018.

A portion of the net proceeds from the New Credit Facilities were used to repay in full the principal amounts outstanding under our existing Credit Facilities along with any accrued and unpaid interest. The Credit Facilities were terminated effective as of November 27, 2013. We also recognized a $4.9 million loss on debt retirement which related to the write-off of unamortized debt issuance costs and discounts. A portion of the proceeds from the New Credit Facilities was also used to finance our previously announced acquisition of Lumière Place. This acquisition was completed in April 2014.

The New Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of December 31, 2014, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Our interest expense for the years ended December 31, 2014 and 2013 was $12.9 million and $14.3 million, respectively, which includes $1.0 million and $1.3 million, respectively, of amortization of the related debt discount and debt issuance costs for the year ended December 31, 2014 and 2013. The decrease compared to the prior year period is primarily attributable to the lower interest rate and amortization of debt discount and issuance costs on our New Term Loan Facility compared to the Term Loan Facility that was in place prior to November 2013.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations
The following table summarizes our material future contractual obligations as of December 31, 2014 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt (a)	$3,000	$6,000	$6,000	$281,250	$296,250
Estimated interest payment on debt (b)	11,968	23,604	23,084	10,306	68,962
Operating leases	6,761	12,627	11,947	44,326	75,661
Purchase obligations (c)	28,863	359	—	—	29,222
Total	$50,592	$42,590	$41,031	$335,882	$470,095
_______________________________________________________________________________

(a)	The New Term Loan Facility provides for a stated maturity date of November 2020.

(b)	Estimated interest payment on debt is based on principal amounts outstanding and the interest rate at December 31, 2014 and required principal payments through the maturity of the debt.

(c)	Includes commitments for capital expenditures required under MontBleu's land and building lease as well as various contracts, including advertising, maintenance contracts and service agreements.
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
Receivables
Receivables consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts. Receivables are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their expected realization, which approximates fair value. The allowance is estimated based on specific reviews of customer accounts as well as historical collection experience and current economic and business conditions. Recoveries of accounts previously written off are recorded when received.

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
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations or under fresh-start reporting. In accordance with accounting guidance related to goodwill and other intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets at the reporting unit level in the fourth quarter of each year and in certain situations between those annual dates if events occur or circumstances change indicating potential impairment. We have the option to begin with a qualitative assessment, commonly referred to as Step 0, to determine whether it is more likely than not that the reporting units fair value is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If we determine the reporting units are not at risk of failing the qualitative assessment no impairment testing is required.
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
Our indefinite-lived intangible assets, which include our "Tropicana" trade name and certain gaming licenses, are not subject to amortization but are tested for impairment annually. A qualitative assessment of indefinite-lived assets may be performed to determine whether it is necessary to perform the quantitative impairment test. The annual quantitative impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of the trade name is estimated using the relief from royalty method, a form of both the income approach and the market approach, which is a function of prospective revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee, and a discount rate. The fair value of our gaming licenses is estimated using the Greenfield method of the discounted cash flow approach which is the function of the cost to build a new casino operation, the build out period, projected cash flows attributed to the casino once operational, and a discount rate.
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
CRDA Investment
The New Jersey Casino Reinvestment Development Authority ("CRDA") deposits made by Tropicana AC are carried at fair value. The CRDA deposits are recorded at fair value and used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. A valuation allowance is established, unless there is an agreement with the CRDA for a return of the deposit at full face value, by a charge to the statement of operations as part of general and administrative expense. If the CRDA deposits are used to purchase CRDA bonds, the valuation allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the valuation allowance is transferred to those investments and remains a valuation allowance. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less any adjustments for other than temporary impairments.
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
Customer Loyalty Program
We provide certain customer loyalty programs (the "Programs") at our casinos, which allow customers to redeem points earned from their gaming activity for cash, food, beverage, rooms or merchandise. Under the Programs, customers are able to accumulate points that may be redeemed in the future, subject to certain limitations and the terms of the Programs. We record a liability for the estimated cost of the outstanding points under the Programs that we believe will ultimately be redeemed. The estimated cost of the outstanding points under the Programs is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, we accrue this cost (after consideration of estimated redemption rates) as they are earned from gaming play, which is included in promotional allowances. For points that may only be redeemed for goods or services but cannot be redeemed for cash, we estimate the cost and accrue for this expense as the points are earned from gaming play, which is recorded as casino operating costs and expenses.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary market risk exposure is in the area of interest rate risk. We incur interest expense on borrowings outstanding under the New Credit Facilities. Our debt under the New Credit Facilities consists primarily of the New Term Loan Facility and the Revolving Facility. The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the LIBO Rate (as defined in the New Term Loan Facility) (subject to a 1.00% floor); plus (b) a margin of 3.00%; or (ii) the sum of: (a) the alternate base rate (as defined in the New Term Loan Facility) (subject to a 2.00% floor); plus (b) a margin of 2.00%; such that, in either case, the applicable interest rate shall not be less than 4.00%. The Revolving Facility, which has no amounts outstanding at December 31, 2014, accrues interest at a per annum rate equal to either, at the Company’s option (with limited restrictions), the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of December 31, 2014, the interest rate was 4.0%. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.
Based on our borrowings at December 31, 2014, assuming a 1% increase over the 4.0% floor specified in our New Term Loan Facility, our annual interest cost would increase $3.0 million.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is contained in the financial statements listed in Item 15(a) of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of December 31, 2014. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported in the time periods specific in the Securities and Exchange Commission's rules and forms.
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
Management is required to base its assessment on the effectiveness of our internal control over financial reporting on a suitable, recognized control framework. Management has utilized the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of internal control over financial reporting, which is a suitable framework as published by the Public Company Accounting Oversight Board (“PCAOB”).
Our management has performed an assessment according to the 2013 Internal Control-Integrated Framework established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2014, is effective.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Tropicana Entertainment Inc.

We have audited the internal control over financial reporting of Tropicana Entertainment Inc. (a Delaware corporation) (and subsidiaries) (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Reno, Nevada
February 25, 2015

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

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

10.2(A)	First Amendment to Second Amended and Restated Lease Agreement, entered November 19, 2013, between Greenville Marine Corporation and Lighthouse Point, LLC.

10.3	Restated and Amended Lease Agreement, entered into April 18, 1997, between The Board of Levee Commissioners and JMBS Casino LLC., successor in interest to Alpha Greenville Hotel, Inc.
10.4	Assignment of Restated and Amended Lease Agreement, entered into November 23, 2013, between JMBS Casino LLC. and Lighthouse Point, LLC.
10.5	Lease Agreement, entered into October 1, 2013, between the City of Greenville and Lighthouse Point, LLC.
10.6
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
Memorandum of Understanding, dated as of June 7, 2005, by and among City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.6(G)
Third Amendment to Evansville Riverboat Landing Lease, dated as of July 19, 2005, by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.6(H)
Fourth Amendment to Lease Agreement dated March 2, 2010 by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC, and New Tropicana OpCo, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

10.6(I)
Fifth Amendment to Lease Agreement dated September 1, 2011 by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC, and New Tropicana OpCo, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.7
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
MontBleu Lease Amendment No. 3 by and between the Edgewood Companies and Columbia Properties Tahoe, LLC, made effective May 10, 2010. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.7(D)
MontBleu Lease Amendment No. 4 by and between the Edgewood Companies, a Nevada corporation formerly known as Park Cattle Co., and Columbia Properties Tahoe, LLC, made effective October 1, 2014. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.8
Equity Interest Purchase Agreement, dated as of August 16, 2013, by and among Tropicana St. Louis LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, PNK (STLH), LLC, Casino Magic, LLC and Pinnacle Entertainment, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 21, 2013)

10.9
Limited Guarantee, dated as of August 16, 2013, by Tropicana Entertainment Inc. in favor of Pinnacle Entertainment, Inc. and Casino Magic, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 21, 2013)

10.10
Credit Agreement by and among Tropicana Entertainment Inc., the lenders party thereto from time to time, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint bookrunners and joint lead arrangers (Incorporated by reference to the Company's Current Report on Form 8-K dated November 27, 2013)

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

TROPICANA ENTERTAINMENT INC.

Date:	February 25, 2015	By:	/s/ LANCE J. MILLAGE
		Name:	Lance J. Millage
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY P. RODIO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2015
Anthony P. Rodio

/s/ LANCE J. MILLAGE	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2015
Lance J. Millage

/s/ KEITH COZZA	Director	February 25, 2015
Keith Cozza

/s/ DANIEL A. NINIVAGGI	Director	February 25, 2015
Daniel A. Ninivaggi

/s/ DANIEL A. CASSELLA	Director	February 25, 2015
Daniel A. Cassella

/s/ HUNTER C. GARY	Director	February 25, 2015
Hunter C. Gary

/s/ WILLIAM A. LEIDESDORF	Director	February 25, 2015
William A. Leidesdorf

/s/ DANIEL H. SCOTT	Director	February 25, 2015
Daniel H. Scott

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Tropicana Entertainment Inc.

We have audited the accompanying consolidated balance sheets of Tropicana Entertainment Inc. (a Delaware corporation) (and subsidiaries) (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tropicana Entertainment Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Reno, Nevada
February 25, 2015

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$195,735	$356,755
Restricted cash	15,740	30,856
Receivables, net	22,713	28,786
Inventories	7,482	4,435
Prepaid expenses and other assets	13,671	11,243
Deferred tax assets, net	9,078	—
Assets held for sale	—	9,249
Total current assets	264,419	441,324
Property and equipment, net	740,752	460,745
Goodwill	15,857	24,928
Intangible assets, net	75,010	67,014
Investments	32,825	33,640
Deferred tax assets, net	150,023	—
Other assets, net	10,804	15,970
Total assets	$1,289,690	$1,043,621

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Liabilities related to assets held for sale	—	1,648
Accounts payable	43,612	38,865
Accrued expenses and other current liabilities	78,937	64,355
Total current liabilities	125,549	107,868
Long-term debt, net	291,992	294,771
Other long-term liabilities	6,757	7,198
Deferred tax liabilities	—	19,659
Total liabilities	424,298	429,496
Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at December 31, 2014 and 2013	263	263
Additional paid-in capital	600,359	600,359
Retained earnings	264,770	13,503
Total shareholders' equity	865,392	614,125
Total liabilities and shareholders' equity	$1,289,690	$1,043,621

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenues:
Casino	$592,467	$439,929	$479,300
Room	113,890	88,277	89,815
Food and beverage	103,319	75,847	80,644
Other	26,594	22,058	23,190
Gross revenues	836,270	626,111	672,949
Less promotional allowances	(89,609)	(68,444)	(79,591)
Net revenues	746,661	557,667	593,358
Operating costs and expenses:
Casino	271,857	198,219	214,589
Room	41,159	32,160	32,823
Food and beverage	50,283	37,660	36,618
Other	16,845	15,700	16,149
Marketing, advertising and promotions	57,819	39,844	38,392
General and administrative	143,744	99,584	115,010
Maintenance and utilities	70,512	56,699	57,125
Depreciation and amortization	50,457	34,551	32,077
Impairment charges, other write-downs and recoveries	(4,484)	487	(2,430)
Goodwill impairment	9,071	—	—
Property tax settlement	(31,725)	—	—
Total operating costs and expenses	675,538	514,904	540,353
Operating income	71,123	42,763	53,005
Other income (expense):
Interest expense	(12,873)	(14,331)	(17,161)
Interest income	1,957	846	777
Predecessor claim settlements	52,680	—	—
Loss on debt retirement	—	(4,897)	(12,847)
Total other income (expense)	41,764	(18,382)	(29,231)
Income from continuing operations before income taxes	112,887	24,381	23,774
Income tax benefit (expense)	140,009	(2,534)	(2,864)
Income from continuing operations	252,896	21,847	20,910
Loss from discontinued operations, net	(1,629)	(3,744)	(1,813)
Net income	$251,267	$18,103	$19,097

Basic and diluted income per common share:
Income from continuing operations	$9.61	$0.83	$0.79
Loss from discontinued operations, net	(0.06)	(0.14)	(0.06)
Net income per common share	$9.55	$0.69	$0.73

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313	26,313

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Shareholders' Equity
Balances, December 31, 2011	$263	$605,999	$(23,697)	$582,565
Favorable lease adjustment	—	(5,640)	—	(5,640)
Net income	—	—	19,097	19,097
Balances, December 31, 2012	263	600,359	(4,600)	596,022
Net income	—	—	18,103	18,103
Balances, December 31, 2013	263	600,359	13,503	614,125
Net income	—	—	251,267	251,267
Balances, December 31, 2014	$263	$600,359	$264,770	$865,392

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONSOLIADATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$251,267	$18,103	$19,097
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operations	233	—	—
Loss on debt retirement	—	4,897	12,847
Gain on insurance recoveries	(5,610)	—	(4,318)
Depreciation and amortization (including discontinued operations)	50,457	34,668	32,436
Amortization of debt discount and debt issuance costs	1,025	1,255	3,302
Impairment charges and other write-downs (including discontinued operations)	1,082	3,098	1,892
Goodwill impairment	9,071	—	—
Insurance proceeds from business interruption	1,250	—	731
Deferred income tax	(178,760)	91	91
Changes in current assets and current liabilities:
Receivables, net	1,655	(500)	10,527
Inventories, prepaids and other assets	(1,613)	(945)	(522)
Accrued interest	1,182	1,164	—
Accounts payable, accrued expenses and other liabilities	4,846	(740)	(9,618)
Other	5,049	2,674	4,610
Net cash provided by operating activities	141,134	63,765	71,075
Cash flows from investing activities:
Additions of property and equipment	(80,554)	(57,274)	(44,450)
Restricted cash for acquisition	—	(15,008)	—
Insurance proceeds	5,200	700	2,052
Proceeds from sale of discontinued operations	6,750	—	—
Lumière Place acquisition, net of $11,015 cash acquired	(237,317)	—	—
Other	4,522	4,980	2,877
Net cash used in investing activities	(301,399)	(66,602)	(39,521)
Cash flows from financing activities:
Proceeds from issuance of debt	—	298,500	171,500
Payment on early retirement of debt	—	—	(2,048)
Payments on debt	(3,000)	(174,527)	(105,054)
Restricted cash	107	(526)	290
Payment of financing costs	—	(4,377)	(3,324)
Net cash provided by (used in) financing activities	(2,893)	119,070	61,364
Net increase (decrease) in cash and cash equivalents	(163,158)	116,233	92,918
Decrease in cash and cash equivalents related to assets held for sale	2,138	141	250
Cash and cash equivalents, beginning of period	356,755	240,381	147,213
Cash and cash equivalents, end of period	$195,735	$356,755	$240,381
Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest, net of interest capitalized	$11,830	$11,947	$13,823
Cash paid for income taxes	32,178	3,702	5,500
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	8,213	1,631	4,556

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
Organization
Tropicana Entertainment Inc. (the "Company," "TEI," "we," "us," or "our"), a Delaware corporation, is an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. In April 2014, the Company acquired Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière Place") for a cash purchase price of approximately $261.3 million, which includes an adjustment for working capital as of the acquisition date (see Note 3 - Lumière Place Acquisition for further discussion). The Company's United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. The Company views each property as an operating segment which it aggregates by region in order to present its reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The current operations of the Company, by region, include the following:

•	East—Tropicana Casino and Resort, Atlantic City ("Tropicana AC") located in Atlantic City, New Jersey;

•	Central—Tropicana Evansville ("Tropicana Evansville") located in Evansville, Indiana; and Lumière Place located in St. Louis, Missouri;

•	West—Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") located in Laughlin, Nevada; and MontBleu Casino Resort & Spa ("MontBleu") located in Lake Tahoe, Nevada; and

•
South and other—Belle of Baton Rouge ("Belle of Baton Rouge") located in Baton Rouge, Louisiana; Trop Casino Greenville ("Tropicana Greenville") located in Greenville, Mississippi and Tropicana Aruba Resort & Casino ("Tropicana Aruba") located in Noord, Aruba.

In addition, in July 2014 the Company sold and concurrently leased back River Palms located in Laughlin, Nevada and by September 2014 had terminated the lease and discontinued its operations at the property. River Palms is presented as discontinued operations in the accompanying consolidated statements of income for all periods presented while the assets and liabilities are presented as held for sale in the accompanying consolidated balance sheet as of December 31, 2013 (see Note 18 - Discontinued Operations for further discussion).
In April 2012, the Bayou Caddy's Jubilee Casino ("Jubilee") riverboat facility was closed and its operations were consolidated into Tropicana Greenville as part of a project to expand and rebrand that property. The grand opening of Tropicana Greenville occurred in May 2012. Because the Company is continuing operations within the Greenville market by combining the operations into one facility, Jubilee is not presented as discontinued operations in the accompanying financial statements.
Background
The Company was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code. The Company also acquired CP Vicksburg, JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC (" CP Laughlin Realty", collectively with CP Vicksburg and JMBS Casino, the "Affiliate Guarantors"), all of which were part of the same plan of reorganization (the "Plan") as TEH (collectively, the "Predecessors"). In addition, the Company acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, pursuant to an amended and restated asset purchase agreement, including Tropicana AC. The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time the Company acquired Adamar and several of the Predecessors' gaming properties and related assets. Adamar was not a party to the Predecessors' bankruptcy. Prior to March 8, 2010, the Company conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.
Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company acquired the Predecessors in exchange for (i) the issuance of 12,098,053 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), and warrants to purchase an additional 3,750,000 shares of Common Stock (the "Ordinary Warrants") in accordance with the Plan and (ii) the entering into new debt in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of the Company's Common Stock at $0.01 per share (the "Penny Warrants"). As a result of the reorganization the Company also applied fresh-start reporting. Additionally, on the Effective Date, certain subsidiaries of the Company acquired Tropicana AC, and the lenders under the TEH senior secured credit facility each received their pro rata share of 12,901,947 shares of the Company's Common Stock in exchange for their credit bid of $200.0 million (the "Credit Bid"). As a result, on the Effective Date, Carl C. Icahn,

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Chairman of the Company's Board of Directors, became the beneficial owner of approximately 47.5% of the Company's Common Stock. Since March 8, 2010, Mr. Icahn has increased his beneficial ownership to approximately 67.9% of the Company's Common Stock. See Note 15 - Stockholders' Equity for further discussion.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying financial statements include the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated in the Company's financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated valuation allowance for deferred tax assets, certain tax liabilities, estimated cash flows in assessing the impairment of long-lived assets, intangible assets, Casino Reinvestment Development Authority (the "CRDA") investments, fair values of acquired assets and liabilities, self-insured liability reserves, customer loyalty program reserves, contingencies, litigation, claims, assessments and loss contingencies. Actual results could differ from these estimates.
Business Combinations
The Company accounts for business combinations in accordance with guidance related to business combinations using the purchase method of accounting for business combinations, which requires that the assets acquired and liabilities assumed be recorded on the date of acquisition at their respective fair value and the identification and recognition of intangible assets separately from goodwill. Additionally, the guidance requires, among other things, the buyer to: (1) expense acquisition-related costs; (2) recognize assets or liabilities assumed arising from contractual contingencies on the acquisition date using acquisition-date fair values; (3) recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest over the acquisition-date fair value of net assets acquired; (4) recognize, on the acquisition date, any contingent consideration using acquisition-date fair values (i.e., fair value earn-outs in the initial accounting for the acquisition); and (5) eliminate the recognition of liabilities for restructuring costs expected to be incurred as a result of the business combination. In addition, if the buyer determines that some or all of its previously booked deferred tax valuation allowance is no longer needed as a result of the business combination, the guidance requires that the reduction or elimination of the valuation allowance be accounted as a reduction of income tax expense.
Cash and Cash Equivalents
Cash and cash equivalents include cash, cash on hand in the casino cages, certificates of deposit, money market funds and other highly liquid investments with original maturities of three months or less.
Restricted Cash
Restricted cash consisted primarily of funds invested in money market funds. At December 31, 2014 and 2013, $9.6 million and $9.7 million, respectively, was restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $6.2 million and $6.2 million, respectively, was restricted to collateralize letters of credit. In addition, at December 31, 2013, $15.0 million was held in escrow in connection with the agreement to purchase Lumiére Place.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalent accounts maintained in financial institutions and accounts receivable. Bank accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 or with the Securities Investor Protection Corporation up to $500,000.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations or under fresh-start reporting. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets at the reporting unit level in the fourth quarter of each year and in certain situations between those annual dates if events occur or circumstances change indicating potential impairment. The Company has the option to begin with a qualitative assessment, commonly referred to as Step 0, to determine whether it is more likely than not that the reporting units fair value is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines the reporting units are not at risk of failing the qualitative assessment no impairment testing is required.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company's annual impairment testing for goodwill is performed at the reporting unit level and each of its casino properties is considered to be a reporting unit. The annual goodwill impairment testing utilizes a two step process. In the first step, the Company compares the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with indications provided by the current valuation multiples of comparable publicly traded companies. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, then the goodwill of the reporting unit is considered impaired and the Company proceeds to the second step of the goodwill impairment test. In the second step, the Company determines the implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
The Company’s indefinite-lived intangible assets, which include its "Tropicana" trade name and certain gaming licenses, are not subject to amortization but are tested for impairment annually. A qualitative assessment of indefinite-lived assets may be performed to determine whether it is necessary to perform the quantitative impairment test. The quantitative annual impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of the trade name is estimated using the relief from royalty method, a form of both the income approach and the market approach, which is a function of prospective revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee, and a discount rate. The fair value of the Company’s gaming licenses is estimated using the Greenfield method of the discounted cash flow approach which is the function of the cost to build a new casino operation, the build out period, projected cash flows attributed to the casino once operational, and a discount rate.
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
CRDA Investments
The New Jersey Casino Reinvestment Development Authority ("CRDA") deposits made by Tropicana AC are carried at fair value. The CRDA deposits are recorded at fair value and are used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. A valuation allowance is established, unless there is an agreement with the CRDA for a return of the deposit at full face value, by a charge to the statement of operations as part of general and administrative expense. If the CRDA deposits are used to purchase CRDA bonds, the valuation allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the valuation allowance is transferred to those investments and remains a valuation allowance. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less any adjustments for other than temporary impairments.
Debt Issuance Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective interest method, and are included in other assets, net, on the Company's balance sheets.
Self-Insurance Reserves
The Company is self-insured up to certain stop loss amounts for employee health coverage, workers' compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as estimated by management with the assistance of a third party

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

claims administrator. In estimating these accruals, historical loss experience is considered and judgments are made about the expected levels of costs per claim. The Company believes its estimates of future liability are reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimates for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points. At December 31, 2014 and 2013, the Company had total self-insurance accruals of $10.1 million and $7.7 million, respectively, reflected in its balance sheets, including amounts classified as liabilities related to assets held for sale in 2013.
Fair Value of Financial Instruments
As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange. See Note 4 - Fair Value for further detail related to the fair value of financial instruments.
Customer Loyalty Program
The Company provides certain customer loyalty programs (the "Programs") at its casinos, which allow customers to redeem points earned from their gaming activity for cash, food, beverage, rooms or merchandise. Under the Programs, customers are able to accumulate points that may be redeemed in the future, subject to certain limitations and the terms of the Programs. The Company records a liability for the estimated cost of the outstanding points under the Programs that it believes will ultimately be redeemed. The estimated cost of the outstanding points under the Programs is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, the Company accrues this cost (after consideration of estimated redemption rates) as they are earned from gaming play, which is included in promotional allowances. For points that may only be redeemed for goods or services but cannot be redeemed for cash, the Company estimates the cost and accrues for this expense as the points are earned from gaming play, which is recorded as casino operating costs and expenses. At December 31, 2014 and 2013, the Company had $6.3 million and $4.3 million accrued for the estimated cost of anticipated redemptions under the Programs, including amounts classified as liabilities related to assets held for sale in 2013.
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
The amounts included in promotional allowances consist of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Room	$33,693	$26,126	$27,125
Food and beverage	46,914	35,234	40,354
Other	9,002	7,084	12,112
Total	$89,609	$68,444	$79,591

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The estimated departmental costs and expenses of providing these promotional allowances, for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Room	$18,843	$15,153	$15,201
Food and beverage	43,201	33,470	36,464
Other	3,598	2,410	2,326
Total	$65,642	$51,033	$53,991
Gaming Taxes
The Company is subject to taxes based on gross gaming revenues, the number of gaming devices and/or the number of admissions in the jurisdictions in which the Company operates, subject to applicable jurisdictional adjustments. These gaming taxes are recognized in casino operating costs and expenses in the accompanying consolidated statements of income. Gaming taxes included in continuing operations totaled $104.4 million, $67.1 million and $74.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Advertising
The Company expenses advertising costs as incurred or the first time the advertising takes place. Advertising expense, included in continuing operations, which is generally recognized in marketing, advertising and promotions in the accompanying consolidated statements of income, was $20.0 million, $10.4 million and $9.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Reclassifications
The accompanying consolidated financial statements reflect certain reclassifications to prior year amounts in order to conform with current year presentation. The reclassifications have no effect on previously reported net income.
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
NOTE 3—LUMIÈRE PLACE ACQUISITION
Overview

As discussed in Note 1 - Basis of Presentation and Organization, on April 1, 2014, the Company completed its previously announced acquisition of all of the outstanding stock of Casino One Corporation (the “Target”) and all of the outstanding membership interests of PNK (ES), LLC (“ES”), PNK (ST. LOUIS RE), LLC (“RE”), and PNK (STLH), LLC (“STLH” and together with ES, RE and the Target, the “Companies”), pursuant to the terms of an Equity Interest Purchase Agreement (the “Purchase Agreement”), dated as of August 16, 2013, by and among Tropicana St. Louis LLC (the “Buyer”), a wholly owned subsidiary of the Company, and Pinnacle Entertainment, Inc. (“Pinnacle”), Casino Magic, LLC (“Casino Magic” and together with Pinnacle, the “Sellers”) and the Companies. Upon consummation of the acquisition, the Buyer acquired the Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri.

Consideration Transferred

The cash purchase price was approximately $261.3 million, which includes an adjustment for working capital as of the acquisition date. The Company funded the net purchase price using cash, which included proceeds from the New Credit Facilities issuance on November 27, 2013. Acquisition-related expense included in the accompanying consolidated statements of income for the years ended December 31, 2014 and 2013 was $1.3 million and $0.7 million, respectively. There was no acquisition-related expense for the year ended December 31, 2012.

Allocation of Purchase Price

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgment. The fair value of Lumière Place's property and equipment and intangible assets utilized for purchase price allocation are considered preliminary as we continue to finalize the valuation in accordance with the Purchase Agreement.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The preliminary purchase price allocation was as follows (in thousands):

Fair Value
Current assets	$15,931
Property and equipment	249,097
Intangible assets	8,848
Other assets	657
Total assets	274,533
Total liabilities	(13,227)
Total purchase price	$261,306

The fair value of the intangible assets as of the acquisition date is primarily associated with the casino's gaming license which is not subject to amortization (see Note 7 - Goodwill and Intangible Assets). Goodwill associated with the acquisition was immaterial.

Consolidated Statements of Income for the period from April 1, 2014 through December 31, 2014

The results of operations for Lumière Place have been included in the Company's financial statements since the acquisition date. The amounts of revenue and loss of Lumière Place included in the accompanying consolidated statements of income for the year ended December 31, 2014 are as follows (in thousands):

Period from April 1 to December 31, 2014
Net revenues	$124,882
Net loss	(3,153)
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

	Year ended December 31,
	2014	2013
Net Revenues	$787,656	$737,751
Net Income	251,695	37,060
Basic and diluted net income per common share	$9.57	$1.41

The pro forma results include adjustments to general and administrative expense to exclude the Company's non-recurring transaction costs related to the acquisition and to interest expense due to lower interest rates on the New Credit Facilities issued to refinance the Company's existing debt and fund a portion of the purchase price. In addition, the pro forma results include adjustments to eliminate Lumière Place's historical impairment of assets which was recognized by Lumière Place in connection with the acquisition. Lastly, the pro forma results include adjustments to depreciation and amortization expense, based on the fair values of the property and equipment and definite life intangible assets acquired.
NOTE 4—FAIR VALUE
The carrying values of the Company's cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. A financial asset or liability classification

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•
Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•
Level 3 - Unobservable inputs reflect the Company's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including its own data.

The following table presents a summary of fair value measurements by level for certain assets measured at fair value on a recurring basis included in the accompanying consolidated balance sheets at December 31, 2014 and 2013 (in thousands):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets:
CRDA deposits, net	$—	$—	$24,384	$24,384

December 31, 2013
Assets:
CRDA deposits, net	$—	$—	$22,337	$22,337
Funds on deposit with the CRDA are held in an interest bearing accounts by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value. The fair value of the CRDA deposits, classified in the fair value hierarchy as Level 3, are estimated using valuation allowances calculated based on market rates for similar assets and other information received from the CRDA. See Note 9 - Investments for more detail related to the CRDA deposits.
The following table summarizes the changes in fair value of the Company's Level 3 CRDA deposits (in thousands):

	Year Ended December 31,
	2014	2013
Balance at January 1	$22,337	$22,764
Realized or unrealized losses	(705)	(2,161)
Additional CRDA deposits	3,998	2,869
Purchases of CRDA investments	(1,246)	(1,135)
Balance at December 31	$24,384	$22,337
Losses are recognized in general and administrative expense included in the accompanying consolidated statements of income. There were no transfers between fair value levels for 2014 or 2013.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes assets measured at fair value on a nonrecurring basis during the years ended December 31, 2014 and 2013 included in the accompanying consolidated balance sheets (in thousands):

	December 31, 2014		December 31, 2013
Category	Level 3 Asset	Recognized Loss	Level 3 Asset	Recognized Loss

Goodwill	$15,857	$9,071	$—	$—
Assets held for sale, net	—	—	7,601	2,611
Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations or under fresh-start reporting. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year and in certain situations between those annual dates. See Note 2 - Summary of Significant Accounting Policies for more detail related to the goodwill impairment analysis.
For the assets held for sale, net, the Company recognizes the asset to be sold at the lower of carrying value or fair value less costs to sell. Fair value for assets held for sale is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. See Note 18 - Discontinued Operations for more detail related to the assets held for sale impairment analysis.
Long-term Debt
The Company's long-term debt is carried at amortized cost in the accompanying consolidated balance sheets. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices for similar issues. The estimated fair value of long-term debt as of December 31, 2014 and 2013 is approximately $288.3 million and $300.7 million.
CRDA Bonds
The Company's CRDA bonds are classified as held-to-maturity since the Company has the ability and intent to hold these bonds to maturity under the CRDA, the Company is not permitted to do otherwise. The CRDA Bonds are initially recorded at a discount to approximate fair value. After the initial determination of fair value, the company will analyze the CRDA bonds quarterly for recoverability based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional valuation allowances will be recorded. The fair value of the Company's CRDA bonds are considered a Level 3 fair value measurement. The CRDA bonds carrying value as of December 31, 2014 and 2013 net of the unamortized discount and valuation allowance is $8.4 million and $8.7 million, respectively, which approximates fair value. See Note 9 - Investments for more detail related to the CRDA bonds.
NOTE 5—RECEIVABLES
Receivables consist of the following (in thousands):

	December 31,
	2014	2013
Casino	$15,472	$18,000
Hotel	4,897	4,539
Predecessors' administrative tax claim	—	10,478
Income tax receivable	—	1,266
Other	13,596	6,308
	33,965	40,591
Allowance for doubtful accounts	(11,252)	(11,805)
Receivables, net	$22,713	$28,786
The Predecessors' administrative tax claim amounts represented tax refund claims filed related to our Predecessors. In September 2014, the Company partially settled certain Predecessors' administrative tax claims resulting in an adjustment to receivables of $8.3 million (see Note 14 - Commitments and Contingencies for further discussion). In addition, the Company

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

wrote-off the remaining $2.2 million related to the Predecessors' administrative tax claims due to the statute of limitations expiring at the end of 2014.
During the years ended December 31, 2014, 2013 and 2012, the Company recognized bad debt expense of $2.2 million, $2.1 million and $2.4 million, respectively, and had write-offs, net of recoveries, related to uncollectable account receivables of $3.5 million, $2.4 million and $2.0 million, respectively, majority of which was related to Tropicana AC.
NOTE 6—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	December 31,
		2014	2013
Land	—	$115,947	$89,724
Buildings and improvements	10 - 40	549,929	335,050
Furniture, fixtures and equipment	3 - 7	182,948	130,174
Riverboats and barges	5 - 15	16,908	18,990
Construction in progress	—	46,058	12,708
		911,790	586,646
Accumulated depreciation		(171,038)	(125,901)
Property and equipment, net		$740,752	$460,745
The increase in property and equipment from 2013 to 2014 is primarily attributed to the acquisition of Lumière Place on April 1, 2014 (see Note 3 - Lumière Place Acquisition). Depreciation expense for property and equipment totaled $50.4 million, $34.4 million and $31.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill and other indefinite-life intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.
Goodwill
Changes in the carrying amount of Goodwill by segment are as follows (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South and other	1,731	(1,731)	—	1,731	(1,731)	—
Corporate	10,704	(9,071)	1,633	10,704	—	10,704
Total	$26,659	$(10,802)	$15,857	$26,659	$(1,731)	$24,928
During the first quarter of 2014, the Company determined there was an indication of impairment related to goodwill recorded at its Corporate segment which is tested at the Tropicana AC reporting unit level. The Company recognized a $9.1 million impairment of goodwill in the accompanying consolidated statement of income for the year ended December 31, 2014, due to Tropicana AC's carrying value exceeding its fair value.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Intangible Assets
Intangible assets consist of the following (in thousands):

	Estimated life (years)	December 31,
		2014	2013

Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	28,700
Customer lists	3	3,021	2,861
Favorable lease	5 - 42	15,374	15,645
Total intangible assets		81,282	72,706
Less accumulated amortization:
Customer lists		(2,901)	(2,861)
Favorable lease		(3,371)	(2,831)
Total accumulated amortization		(6,272)	(5,692)
Intangible assets, net		$75,010	$67,014
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. In April 2014, indefinite life gaming licenses increased related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). At December 31, 2014 the indefinite life gaming licenses consists of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively. At December 31, 2013, the indefinite life gaming license of $28.7 million is related to Tropicana Evansville.

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
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. The customer lists valued upon adoption of fresh-start reporting and in connection with the Tropicana AC acquisition were fully amortized as of February 2013. In April 2014, customer lists increased related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). Amortization expense related to customer lists, which is amortized to depreciation and amortization expense, for the year ended December 31, 2014 was less than $0.1 million. The amortization expense for the years ended December 31, 2013 and 2012 were $0.2 million and $1.0 million, respectively. Estimated annual amortization related to the Lumière Place customer list is anticipated to be $0.1 million in 2015 and 2016 and less than $0.1 million in 2017.
The customer list associated with Lumière Place is valued based on a market approach which considers the price that would be negotiated between a hypothetical buyer and seller. The price was calculated by using market rates for leased customer lists and multiplying it by a value multiple to convert the lease rates into purchase rates.

Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the years ended December 31, 2014, 2013 and 2012, was $0.8 million, $0.8 million and $0.9 million, respectively. Estimated annual amortization related to the Company's favorable lease arrangements is anticipated to be $0.7 million in the year ending December 31, 2015 and $0.4 million in each of the years ending December 31, 2016, 2017, 2018 and 2019.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Impairment of Intangible Assets
Annually management reviews the Trop AC tenant leases associated with the favorable lease arrangements for impairment. In the second quarter of 2012, management determined that there was a $1.8 million, net of accumulated amortization, impairment due to certain original tenant leases being terminated early. The remaining balance will continue to be amortized over the remaining useful life.
In the second quarter of 2012, the Company determined that certain lease arrangements valued upon adoption of fresh-start reporting were overstated; accordingly, the Company reduced the intangible asset, net of accumulated amortization, by $5.3 million as of June 30, 2012 (see Note 2 - Summary of Significant Accounting Policies - Favorable Lease Adjustment).
NOTE 8—IMPAIRMENT CHARGES, OTHER WRITE-DOWNS AND RECOVERIES
Impairment charges and other write-downs included in continuing operations consist of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Impairment of barge	$—	$439	$—
Impairment of intangible assets	44	—	1,779
Loss on disposal of assets	1,082	48	109
Gain on insurance recoveries	(5,610)	—	(4,318)
Total impairment charges, other write-downs and recoveries	$(4,484)	$487	$(2,430)
Jubilee Barge Impairment and Insurance Recovery
In January 2013, the Jubilee barge was damaged as a result of a high-wind storm. Due to the damage sustained the Company initially recorded a $0.4 million write-down of fixed assets which was included in the accompanying consolidated statement of income for the year ended December 31, 2013. The Company filed claims with its insurance carriers and received $0.7 million in insurance proceeds as of December 31, 2013. In January 2014, the Company settled the filed claims for $5.9 million and received the remaining $5.2 million in insurance proceeds related to the claims during the first quarter of 2014. As a result of the settlement, a gain of $4.4 million, net of expenses and write-downs, was included in the accompanying consolidated statement of income for the year ended December 31, 2014.
Superstorm Sandy Insurance Recovery
In October 2012, Superstorm Sandy forced a city-mandated closure of all casinos in Atlantic City for approximately five days. As a result, the Company filed a claim with the insurance carriers relating to the business interruption caused by Superstorm Sandy. The Company received a cash settlement of $1.3 million during the second quarter of 2014 which was recorded as a gain in the accompanying consolidated statement of income for the year ended December 31, 2014.
Flooding Related Expenses and Insurance Recoveries
Tropicana Greenville and Jubilee, both located in Greenville, Mississippi, closed for approximately 29 days in 2011, as a result of Mississippi River flooding. The Company filed claims with its insurance carriers for Tropicana Greenville and Jubilee under its property and business interruption policies. For the year ended December 31, 2012, the Company received $2.8 million in advances from its insurance carriers and substantially finalized its filed claims resulting in a gain of $4.3 million, net of expenses and write-downs, which is included in the accompanying consolidated statement of income for the year ended December 31, 2012. The proceeds are recognized in the accompanying consolidated statement of cash flows for the year ended December 31, 2012 as follows, $0.7 million in insurance proceeds for flood losses from business interruption in cash flows from operating activities and $2.1 million in insurance proceeds for flood losses in cash flows from investing activities.
NOTE 9—INVESTMENTS
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of Internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

gaming revenues and 5.0% on Internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. According to the Casino Control Act, funds on deposit with the CRDA are invested by the CRDA and the resulting income is shared two-thirds to the casino licensee and one-third to the CRDA. Further, the Casino Control Act requires that CRDA bonds be issued at statutory rates established at two-thirds of market value.
Investments consist of the following (in thousands):

	December 31,
	2014	2013
CRDA investment in bonds	$16,409	$16,542
Less unamortized discount	(4,306)	(4,417)
Less valuation allowance	(3,662)	(3,463)
CRDA deposits	32,257	29,538
Less valuation allowance	(7,873)	(7,201)
CRDA direct investments	1,292	4,022
Less valuation allowance	(1,292)	(1,381)
Total investments	$32,825	$33,640
The CRDA bonds have various contractual maturities that range from 2 to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights.
During the years ended December 31, 2014, 2013 and 2012, the Company charged $1.6 million, $1.0 million and $0.5 million, respectively, to general and administrative expenses on the accompanying consolidated statements of income related to the CRDA valuation allowances. In addition, the Company recognized interest income of $1.7 million, $0.6 million and $0.4 million, respectively, related to the CRDA investments for the years ended December 31, 2014, 2013 and 2012.
NOTE 10—OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2014	2013
Debt issuance costs	$3,931	$4,304
Tropicana Evansville prepaid rent	—	2,475
Deposits	3,951	4,812
Other	2,922	4,379
Other assets	$10,804	$15,970
NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accrued payroll and benefits	$29,709	$24,697
Accrued gaming and related	16,687	10,564
Accrued taxes	16,963	9,587
Predecessors' administrative tax claim	—	9,792
Other accrued expenses and current liabilities	15,578	9,715
Total accrued expenses and other current liabilities	$78,937	$64,355
The Predecessors' administrative tax claim amounts represented certain tax liabilities related to our Predecessors. In September 2014, the Company partially settled certain Predecessors' administrative tax claims resulting in an adjustment to accrued expenses and other current liabilities of $8.3 million (see Note 14 - Commitments and Contingencies for further

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

discussion). In addition, in December 2014 the Company wrote-off the remaining $1.5 million related to the Predecessors' administrative tax claims due to the statutes of limitations expiring at the end of 2014.
NOTE 12—DEBT
Debt consists of the following (in thousands):

	December 31,
	2014	2013
New Term Loan Facility, due 2020, interest at 4.0% at December 31, 2014 and 2013, net of unamortized discount of $1.3 and $1.5 million at December 31, 2014 and 2013.	$294,992	$297,771
Less current portion of debt	(3,000)	(3,000)
Total long-term debt, net	$291,992	$294,771
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

The New Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of December 31, 2014, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

The New Credit Facilities are guaranteed by all of the Company's domestic subsidiaries and additional subsidiaries may be required to provide guarantees, subject to limited exceptions. The New Credit Facilities are secured by a first lien on substantially all assets of the Company and the domestic subsidiaries that are guarantors, with certain limited exceptions. Subsidiaries that become guarantors will be required, with certain limited exceptions, to provide first liens and security interests in substantially all their assets to secure the New Credit Facilities.

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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at December 31, 2014.
Scheduled maturities of the Company's long-term debt at December 31, 2014 are as follows (in thousands):

Years ending December 31,
2015	$3,000
2016	3,000
2017	3,000
2018	3,000
2019	3,000
Thereafter	281,250
Total scheduled maturities	296,250
Unamortized debt discount	(1,258)
Total long-term debt	$294,992
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
Exit Facility
On December 29, 2009, TEI entered into a credit facility (the "Exit Facility") with multiple lenders including entities affiliated with Mr. Icahn ("Icahn Affiliates"), as further discussed in Note 13 - Related Party Transactions, which consisted of (i) a $130 million senior secured term loan credit facility issued at a discount of 7% (the "Exit Term Loan Facility") and (ii) a $20 million senior secured revolving credit facility (the "Exit Revolving Facility"). The Exit Facility would have matured on March 8, 2013. The Exit Term Loan Facility required mandatory principal payments of $1.3 million annually on March 8, 2011 and 2012. In addition to the required principal payments the Company made a $25.0 million principal pre-payment in December 2011 and recognized a $2.4 million loss related to that prepayment. The Exit Revolving Facility generally did not require mandatory borrowing or principal payments. Additionally, the Company issued 1,312,500 Penny Warrants to purchase its Common Stock at a strike price of $0.01 to participating lenders under the Exit Facility. All amounts outstanding under the Exit Facility accrued interest at a rate per annum of 15% so long as no default or event of default had occurred and was continuing, or at a rate per annum of 17% in the event that a default or event of default has occurred and is continuing. In addition, the Company was required to pay an annual administrative fee of $100,000 and an unused line fee equal to 0.75% of the daily average undrawn portion of the Revolving Facility. The Exit Facility was guaranteed by substantially all the existing and future subsidiaries of TEI. In March 2012 the Company paid in full the remaining outstanding amounts and terminated the Exit Facility.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 13—RELATED PARTY TRANSACTIONS
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
Effective January 1, 2013, Icahn Sourcing restructured its ownership and changed its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses in 2013. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. The Company paid Insight Portfolio Group $0.3 million in each of the years ended December 31, 2014 and 2013.
NOTE 14—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $7.2 million and $7.7 million as of December 31, 2014 and 2013, respectively, of which $6.7 million and $7.2 million is included in other long-term liabilities on the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively.
In October 2014, Columbia Properties Tahoe, LLC (“CPT”), the Company’s subsidiary that owns MontBleu, entered into a lease amendment with Edgewood Companies (“Landlord”) pursuant to which CPT agreed to expend $24.0 million by March 31, 2016 on capital renovation projects in exchange for certain lease modifications including future capital expenditure requirements and a Landlord acknowledgment that upon completion of the capital renovation project the property will satisfy the “first class” facility requirements of the lease.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Tropicana Greenville Lease
Tropicana Greenville leases approximately four acres of land on which the casino and parking facilities of the casino are situated. Tropicana Greenville is required to pay an amount equal to 2% of its monthly gross gaming revenues in rent, with a minimum monthly payment of $75,000. In addition, in any given year in which annual gross gaming revenues exceed $36.6 million, Tropicana Greenville is required to pay 8% of the excess amount as rent pursuant to the terms of the lease. The current lease expires in 2019 with options to extend its term through 2044.
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
Operating Leases
In addition to the above land and building leases, the Company leases various land parcels, buildings and equipment used in its operations including the office space for its corporate office in Las Vegas, Nevada. Future minimum rental payments, excluding the prepayment of rent to the City of Evansville, that have initial or remaining non-cancelable lease terms (excluding renewable periods) in excess of one year as of December 31, 2014 are as follows (in thousands):

Years ending December 31,
2015	$6,761
2016	6,525
2017	6,102
2018	6,018
2019	5,929
Thereafter	44,326
Total	$75,661
Rent expense included in continuing operations totaled approximately $15.1 million, $14.0 million and $16.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Other Commitments and Contingencies
2011 New Jersey Legislation
On February 1, 2011, New Jersey enacted legislation (the "Tourism District Bill") that delegates redevelopment authority and creation of a master plan to the CRDA and allowed the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. The legislation obligates the Atlantic City casinos either through the ACA or, if not a member of the ACA, through individual assessments, to

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

provide funding for the Tourism District Bill in the aggregate amount of $30.0 million annually through 2016. Each Atlantic City casino's proportionate share of the assessment will be based on the gross revenue generated in the preceding fiscal year. The Company paid $3.2 million, $2.4 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company estimates its portions of these industry obligations to be approximately 11.2%.
New Jersey CRDA
Under current New Jersey law, the New Jersey Casino Control Commission imposes an annual tax of 8% on gross casino revenue and commencing with the operations of Internet Gaming, an annual tax of 15% on Internet gaming gross revenue. Pursuant to New Jersey law, casino license holders or Internet gaming permit holders (as applicable) are required to invest an additional 1.25% of gross casino revenue and 2.5% of Internet gaming gross revenue for the purchase of bonds to be issued by the CRDA or to make other approved investments equal to those amounts; and in the event the investment requirement is not met, the casino license holder or Internet gaming permit holder (as applicable) is subject to a tax of 2.5% on gross casino revenue and 5.0% on Internet gaming gross revenue. As mandated by New Jersey law, the interest rate of the CRDA bonds purchased by the licensee will be two thirds of the average market rate for bonds available for purchase and published by a national bond index at the time of the CRDA bond issuance.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying consolidated balance sheets as of December 31, 2014 and 2013. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral argument on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011 the parties are awaiting the Court's decision regarding these motions.
Tropicana AC Tax Appeal Settlement
In January 2013 we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC was to receive a $49.5 million refund in the form of credits against annual real estate tax bills beginning in 2013 and ending in 2017. The credits were to be front-loaded in 2013 and 2014 so that after the credits are applied, Tropicana paid $1.8 million in taxes in 2013. The Company utilized $16.0 million of credits as a reduction to operating expenses in the year ended December 31, 2013. In addition, the Company expensed $4.1 million in professional fees related to this settlement in the year ended December 31, 2013. In January 2014, the Company received $31.7 million in cash as payment to satisfy future credits which amount is included in the line item called Property tax settlement in the accompanying consolidated statement of income for the year ended December 31, 2014.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Indiana Gross Income Tax Appeals
In September 2014 we settled gross income tax litigation pending with the State of Indiana related to our Predecessors, Aztar Missouri Gaming Corporation ("AMO") and Aztar Indiana Gaming Corporation and its successor, Aztar Indiana Gaming, LLC (collectively, "AIN") pursuant to which we paid the State of Indiana a settlement in the amount of $0.6 million and withdrew gross income tax refund claims related to AIN and AMO for the tax years 2004 through 2008 in exchange for a dismissal of tax assessments against AIN for the tax year 2008, and an exchange of mutual releases between the parties related to Indiana gross income tax assessments and refund claims for the tax years 2004 through 2008. As a result, the Company recorded adjustments to both its Predecessors' administrative tax claim receivable and accrual in the amount of $8.3 million (see Note 5 - Receivables and Note 11 - Accrued Expenses and Other Current Liabilities).
Predecessor Claim Settlements
In December 2014, the Company settled certain claims related to the Predecessors which resulted in a one time gain of $52.7 million included in the accompanying consolidated statement of income during the year ended December 31, 2014.
Litigation in General
The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.
NOTE 15—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 26,312,500 shares were issued and outstanding as of December 31, 2014. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of December 31, 2014. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Warrants
In accordance with the Plan, holders of the Predecessors' $960 million of 95/8% Senior Subordinated Notes and general unsecured claims received warrants to purchase 3,750,000 shares of Common Stock ("Ordinary Warrants"). The Ordinary Warrants have a four year, six month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying consolidated balance sheets. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as a reorganization item of the Predecessors statements of operations. As of September 2014, the term on the Ordinary Warrants have expired and the value of the warrants are included in additional paid in capital.
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
Significant Ownership
At December 31, 2014, Mr. Icahn indirectly controlled approximately 67.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
NOTE 16—BASIC AND DILUTED NET INCOME PER SHARE
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
Excluded from the calculation of diluted EPS for 2013 and 2012 are the Ordinary Warrants to purchase 3,750,000 shares of our common stock as they were anti-dilutive. The Ordinary Warrants expired in 2014.
NOTE 17—EMPLOYEE BENEFIT PLANS
Retirement Plans
The Company does not sponsor a defined benefit plan. The Company offers a defined contribution 401(k) plan, which covers substantially all employees who are not covered by a collective bargaining agreement and who reach certain age and length of service requirements. Plan participants can elect to defer before tax compensation through payroll deductions. Such deferrals are regulated under Section 401(k) of the Internal Revenue Code. The plan allows for the Company to make an employer contribution on the employee's behalf at the Company's discretion. The Company commenced employer contributions at Lumière Place upon acquisition of the property on April 1, 2014. The Lumière Place contributions were funded from forfeited amounts included in our 401(k) plan. The Company expensed no matching contributions in 2014, 2013 or 2012.

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Multiemployer Pension Plans
At December 31, 2014 and 2013 we had collective bargaining agreements with unions covering certain employees. Since February 2012, the Company has not participated in any union-sponsored, collectively bargained, multiemployer defined benefit pension plans. The risks of participating in multiemployer pension plans are different from single-employer pension plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (iii) if the Company stops participating in some of its multiemployer pension plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company made no contributions to these multiemployer plans for the years ended December 31, 2014 and 2013, and $0.5 million for the year ended December 31, 2012. The contributions made in 2012 do not represent more than 5% of total contribution to those plans. The Company's participation in the individually significant plan is outlined in the table below:

Pension Fund	EIN/Pension Plan number	Pension Protection Act Status	Contributions (in thousands)			Funding Improvement Plan/ Rehabilitation Plan Status	Surcharge Paid
			2014	2013	2012
UNITE HERE National Retirement Fund	13-6130178 / 001	Red (a)	$—	$—	$461	Implemented	No
(a) On March 31, 2010, this fund was certified in critical status under the federal multiemployer plan funding laws pursuant to the Pension Protection Act of 2006.

Under the UNITE HERE National Retirement Fund Rehabilitation Plan (the "NRF"), the Company paid increased contributions from January 2012 until the Company withdrew from the plan on February 25, 2012. Subsequent to the withdrawal, the NFR asserted a withdrawal liability claim against the Company in the approximate amount of $4 million. In May 2014 Tropicana AC and UNITE HERE Local 54 entered into a new collective bargaining agreement as well as a settlement agreement pursuant to which, among other things, the Company began to accrue contributions towards a new single employer Variable Annuity Pension Plan for certain Tropicana AC Local 54 employees. In addition, Tropicana AC entered into a settlement agreement with the NRF pursuant to which Tropicana AC paid approximately $4 million to the NRF in settlement of all outstanding withdrawal liability claims.

In April 2012, the International Union of Operating Engineers Local 68 Pension Fund (the “Local 68 Pension Plan”) asserted that Tropicana AC withdrew from the Local 68 Pension Plan on March 7, 2010 and therefore owed approximately $4.2 million in withdrawal liability to the Local 68 Pension Fund for periods predating March 7, 2010. Tropicana AC did not become a participating employer in the Local 68 Pension Fund until March 8, 2010 and continued its participation through June 30, 2010 at which time it withdrew and was assessed an approximate $0.3 million withdrawal liability which it paid in 2011. Tropicana AC does not believe it has any liability for and is contesting the Local 68 Pension Fund claims for withdrawal liability for any periods prior to March 7, 2010.

NOTE 18—DISCONTINUED OPERATIONS
As discussed in Note 1- Basis of Presentation and Organization, in April 2013, the Company entered into an agreement to sell substantially all of the assets and certain liabilities of River Palms. In accordance with accounting guidance for assets held for sale, the results of operations for River Palms are presented as discontinued operations in the accompanying consolidated statements of income while its assets and liabilities are presented as held for sale in the accompanying consolidated balance sheet as of December 31, 2013. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying consolidated statements of cash flows for all periods presented. In October 2013, the Company notified the buyers that it had elected to terminate the agreement to sell River Palms, pursuant to the terms of the agreement.
The Company continued to actively market the property and on July 1, 2014, sold River Palms to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC. Pursuant to the terms of the asset purchase agreement substantially all of the assets associated with the operation of River Palms were sold for approximately $6.8 million in cash and the assumption of certain liabilities. Concurrently with the sale, River Palms was leased back until September 2014 when the Company

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

terminated the lease and discontinued its operations. The sale resulted in a loss of $0.2 million which is included in the loss from discontinued operations for the year ended December 31, 2014.
The assets and liabilities of River Palms are presented as held for sale as follows (in thousands, unaudited):

2013
Cash	$2,138
Receivables, net	245
Property and equipment, net	6,147
Other assets	719
Total assets held for sale	$9,249

Accounts payable	$411
Accrued expenses and other liabilities	1,237
Total liabilities related to assets held for sale	$1,648
Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

	Year ended December 31,
	2014	2013	2012
Net revenues	$11,964	$17,484	$19,430
Operating costs and expenses	(12,954)	(18,721)	(20,703)
Impairment of discontinued operations	—	(2,611)	—
Loss from operations	(990)	(3,848)	(1,273)
Income (loss) from disposal of discontinued operations, net	(233)	—	—
Income tax benefit (expense)	(406)	104	(540)
Loss from discontinued operations, net	$(1,629)	$(3,744)	$(1,813)
Preliminary Loss Related to Sale
The Company compared its carrying value of River Palms to the estimated sale price less estimated costs to complete the sale and recorded a preliminary loss on the sale of River Palms of $2.6 million which is included in the loss from discontinued operations for the year ended December 31, 2013.
NOTE 19—INCOME TAXES
The Company files a consolidated federal income tax return and for the years ended December 31, 2014, 2013 and 2012 is the common parent for income tax purposes.
The income tax expense (benefit) attributable to net income from continuing operations before income taxes is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$33,348	$—	$(313)
State	5,403	2,443	3,268
Total current	38,751	2,443	2,955
Deferred:
Federal	(176,140)	84	(84)
State	(2,620)	7	(7)
Total deferred	(178,760)	91	(91)
Expense (benefit) from income taxes	$(140,009)	$2,534	$2,864

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

A reconciliation of the federal income tax statutory rate and the effective tax rate is as follows:

	Year ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Employment credits	(0.1)	(2.0)	—
Permanent differences	2.8	1.3	1.8
Disallowed foreign activity	0.2	1.2	4.2
State tax	1.3	7.4	9.4
Valuation allowance	(163.2)	(32.5)	(38.4)
Effective tax rate	(124.0)%	10.4%	12.0%

The major tax-effected components of the net deferred tax asset (liability) are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Receivables	$4,550	$4,787
Accrued compensation	6,519	3,772
Reserves/accrued liabilities	3,392	1,991
Net operating loss carryforward	61,756	68,368
Property and equipment	131,405	135,385
Credits/carryforwards	132	2,320
Other assets	2,727	2,661
Gross deferred tax assets	210,481	219,284
Valuation allowance	(26,409)	(214,606)
Total deferred tax assets	$184,072	$4,678

Deferred tax liabilities:
Deductible prepaid expenses	$(4,256)	$(3,529)
Intangible assets	(20,715)	(20,808)
Total deferred tax liabilities	(24,971)	(24,337)
Net deferred tax assets (liabilities)	$159,101	$(19,659)

As of March 8, 2010, the Company had various net deferred tax assets made up primarily of the expected future tax benefit of net operating loss carryforwards and excess tax basis not yet deductible for tax purposes. A valuation allowance was provided in full against these net deferred tax assets upon the Company’s emergence from bankruptcy. During 2014, the Company reduced the valuation allowance related to the remaining net tax assets by $188.2 million. In connection with determining the amount of the reduction of the valuation allowance, the Company identified an immaterial amount of $3.5 million in the initial measurement of the deferred tax asset and related valuation allowance.  This difference is reflected in the 2013 amounts above. The reduction in the valuation allowance is a result of the Company analyzing all positive and negative evidence and concluding that it is more likely than not that it will generate future taxable income to utilize this portion of net deferred tax assets. The benefit from this reduction in the valuation allowance was recorded as an income tax benefit for 2014.
The Company has federal net operating loss carryforwards pursuant to the acquisition of Adamar. Internal Revenue Code Section 382 ("Section 382") places certain limitations on the annual amount of net operating loss carryforwards that can be utilized when a change of ownership occurs. The Company believes its acquisition of Adamar was a change in ownership pursuant to Section 382. As a result of the annual limitation, the net operating loss carryforward amount available to be used in future periods is approximately $161.2 million and will begin to expire in 2028 and forward.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

positions must be reviewed at each balance sheet date. Liabilities recognized as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

December 31,
	2014	2013	2012
Unrecognized tax benefits, beginning of period	$—	$—	$—
Reductions based on tax positions related to the prior year	—	—	—
Reductions due to lapse of statute of limitations	—	—	—
Unrecognized tax benefits, end of period	$—	$—	$—
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
NOTE 20—SEGMENT INFORMATION
The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, (iv) and South and other. The Company uses operating income to compare operating results among its segments and allocate resources. As discussed in Note 1 - Basis of Presentation and Organization, on April 1, 2014, the Company completed its previously announced acquisition of Lumière Place and aggregated its results into the Central region.
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Year ended December 31,
	2014	2013	2012
Net revenues:
East	$303,079	$244,471	$264,037
Central	247,784	120,459	122,502
West	103,147	101,769	101,087
South and other	92,651	90,968	105,732
Corporate	—	—	—
Total net revenues	$746,661	$557,667	$593,358
Operating income:
East	$44,121	$11,188	$2,059
Central	30,119	27,977	27,002
West	13,564	11,467	12,676
South and other	10,337	4,748	20,413
Corporate	(27,018)	(12,617)	(9,145)
Total operating income	$71,123	$42,763	$53,005
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$71,123	$42,763	$53,005
Interest expense	(12,873)	(14,331)	(17,161)
Interest income	1,957	846	777
Predecessor claim settlements	52,680	—	—
Loss on debt retirement	—	(4,897)	(12,847)
Income from continuing operations before income taxes	$112,887	$24,381	$23,774

	December 31,
	2014	2013
Assets by segment:
East	$510,033	$368,317
Central	409,976	151,139
West	121,889	111,786
South and other	127,791	119,142
Corporate	120,001	283,988
Assets held for sale	—	9,249
Total assets	$1,289,690	$1,043,621

TROPICANA ENTERTAINMENT INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 21—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(amounts in thousands, except per share data)
Net revenues	$144,623	$197,508	$217,099	$187,431
Operating income	35,509	11,457	21,798	2,359
Income from continuing operations	24,001	4,936	12,072	211,887
Income (loss) from discontinued operations, net	216	(113)	1,605	(3,337)
Net income	$24,217	$4,823	$13,677	$208,550
Basic and diluted income per common share attributable to Tropicana Entertainment Inc.:
Income from continuing operations	$0.91	$0.19	$0.46	$8.05
Net income	$0.92	$0.18	$0.52	$7.93

	Year ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(amounts in thousands, except per share data)
Net revenues	$138,361	$143,751	$148,747	$126,808
Operating income	9,353	18,308	13,883	1,219
Income (loss) from continuing operations	5,279	13,840	9,129	(6,401)
Income (loss) from discontinued operations, net	46	(830)	(783)	(2,177)
Net income (loss)	$5,325	$13,010	$8,346	$(8,578)
Basic and diluted income (loss) per common share attributable to Tropicana Entertainment Inc.:
Income (loss) from continuing operations	$0.20	$0.53	$0.35	$(0.24)
Net income (loss)	$0.20	$0.49	$0.32	$(0.33)