Form 10-Q
period 2015-03-31
Tropicana Entertainment Inc.
filed 2015-05-07
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 4, 2015, there were 26,312,500 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$185,938	$195,735
Restricted cash	14,042	15,740
Receivables, net	24,712	22,713
Inventories	7,244	7,482
Prepaid expenses and other assets	15,899	13,671
Deferred tax assets, net	9,078	9,078
Total current assets	256,913	264,419
Property and equipment, net	746,740	740,752
Goodwill	15,857	15,857
Intangible assets, net	74,793	75,010
Investments	34,522	32,825
Deferred tax assets	150,023	150,023
Other assets, net	10,311	10,804
Total assets	$1,289,159	$1,289,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Accounts payable	37,943	43,612
Accrued expenses and other current liabilities	78,293	78,937
Total current liabilities	119,236	125,549
Long-term debt, net	291,296	291,992
Other long-term liabilities	6,620	6,757
Total liabilities	417,152	424,298

Commitments and contingencies

Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at March 31, 2015 and December 31, 2014	263	263
Additional paid-in capital	600,359	600,359
Retained earnings	271,385	264,770
Total shareholders' equity	872,007	865,392
Total liabilities and shareholders' equity	$1,289,159	$1,289,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Casino	$156,617	$118,204
Room	25,732	20,107
Food and beverage	25,101	18,709
Other	6,696	4,964
Gross revenues	214,146	161,984
Less promotional allowances	(20,765)	(17,361)
Net revenues	193,381	144,623
Operating costs and expenses:
Casino	69,287	52,102
Room	9,399	7,313
Food and beverage	12,535	8,667
Other	4,356	3,367
Marketing, advertising and promotions	13,923	11,684
General and administrative	37,531	28,864
Maintenance and utilities	17,168	15,302
Depreciation and amortization	14,556	9,027
Impairment charges, other write-downs and recoveries	680	4,513
Property tax settlement	—	(31,725)
Total operating costs and expenses	179,435	109,114
Operating income	13,946	35,509

Other income (expense):
Interest expense	(2,903)	(3,145)
Interest income	143	1,459
Total other expense	(2,760)	(1,686)
Income from continuing operations before income taxes	11,186	33,823
Income tax expense	(4,571)	(9,822)
Income from continuing operations	6,615	24,001
Income from discontinued operations, net	—	216
Net income	$6,615	$24,217

Basic and diluted income per common share:
Income from continuing operations	$0.25	$0.91
Income from discontinued operations, net	—	0.01
Net income	$0.25	$0.92

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$6,615	$24,217
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance recoveries	—	(4,558)
Depreciation and amortization (including discontinued operations)	14,556	9,027
Amortization of debt discount and debt issuance costs	249	248
Impairment charges	26	9,071
Loss on disposition of asset (including discontinued operations)	654	—
Changes in current assets and current liabilities:
Receivables, net	(1,999)	(1,395)
Inventories, prepaids and other assets	(1,991)	(4,353)
Accrued interest	(99)	—
Accounts payable, accrued expenses and other liabilities	(2,447)	9,228
Other	339	1,030
Net cash provided by operating activities	15,903	42,515
Cash flows from investing activities:
Additions of property and equipment	(25,960)	(12,319)
Insurance proceeds	—	5,200
Other	(688)	389
Net cash used in investing activities	(26,648)	(6,730)
Cash flows from financing activities:
Payments on debt	(750)	(750)
Restricted cash	1,698	(9)
Net cash provided by (used in) financing activities	948	(759)
Net increase (decrease) in cash and cash equivalents	(9,797)	35,026
Increase in cash and cash equivalents related to assets held for sale	—	(166)
Cash and cash equivalents, beginning of period	195,735	356,755
Cash and cash equivalents, end of period	$185,938	$391,615

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest, net of interest capitalized	$2,752	$2,967
Cash paid for income taxes	3,400	425
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	4,444	2,158

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

In addition, through June 30, 2014, the Company owned River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada, which is presented as discontinued operations in the accompanying condensed consolidated statements of income for the three months ended March 31, 2014. On July 1, 2014, the Company sold River Palms to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC (see Note 17 - Discontinued Operations for further discussion).
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles in the United States ("GAAP") are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

year ended December 31, 2014, from which the accompanying condensed consolidated balance sheet information as of that date was derived.
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
Restricted Cash
Restricted cash consisted primarily of funds invested in money market funds. At March 31, 2015 and December 31, 2014, $7.6 million and $9.6 million, respectively, was restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $6.5 million and $6.2 million respectively was restricted to collateralize letters of credit.
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
Revenue Recognition and Promotional Allowances
Casino revenue represents the difference between wins and losses from gaming activities. Room, food and beverage and other operating revenues are recognized at the time the goods or services are provided. The Company collects taxes from customers at the point of sale on transactions subject to sales and other taxes. Revenues are recorded net of any taxes collected. The majority of the Company's casino revenue is counted in the form of cash and chips and, therefore, is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. Promotional allowances also include incentives earned in our slot bonus program such as cash and the estimated retail value of goods and services (such as complimentary rooms and food and beverages). We reward customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time, principally for complimentary play, and to a lesser extent for goods or services, depending upon the property.
The amounts included in promotional allowances consist of the following (in thousands):

	Three months ended March 31,
	2015	2014
Room	$7,957	$6,778
Food and beverage	10,935	9,178
Other	1,873	1,405
Total	$20,765	$17,361

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The estimated departmental costs and expenses of providing these promotional allowances, for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands):

	Three months ended March 31,
	2015	2014
Room	$4,903	$4,279
Food and beverage	9,630	8,497
Other	554	564
Total	$15,087	$13,340
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, requiring entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability. This new guidance is similar to existing presentation requirements for debt discounts and aligns with the presentation of debt issuance costs under International Financial Reporting Standards ("IFRS"). The new guidance does not affect entities’ recognition and measurement of debt issuance costs. Previously, entities were required to present debt issuance costs as deferred charges in the asset section of the statement of financial position. The guidance in the ASU is effective for all entities in fiscal years beginning after December 15, 2015. Public business entities must apply the guidance in interim periods within the fiscal year of adoption, while all other entities must apply the guidance in interim periods within fiscal years beginning after December 15, 2016. All entities must apply the guidance retrospectively and provide the required disclosures for a change in accounting principle in the period of adoption. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statement presentation.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, an amendment to FASB Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements. This update provides guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statement disclosures.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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

Consideration Transferred

The cash purchase price was approximately $261.3 million, which includes an adjustment for working capital as of the acquisition date. The Company funded the net purchase price using cash, which included proceeds from the New Credit Facilities issuance on November 27, 2013. Acquisition-related costs included in the accompanying condensed consolidated statements of income for the three months ended March 31, 2014 was $0.5 million.

Allocation of Purchase Price

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgment.

The purchase price allocation was as follows (in thousands):

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

Supplemental Unaudited Pro Forma Information

The following unaudited pro forma information reflects the consolidated results of operations of the Company as though the acquisition had taken place at the beginning of the period presented below. The unaudited pro forma information has been presented for illustrative purposes only and is not indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of the Company. The unaudited pro forma information is as follows (in thousands, except per share data):

Three months ended March 31, 2014
Net Revenues	$185,618
Net Income	24,099
Basic and diluted net income per common share	$0.92

The pro forma results include adjustments to general and administrative expense to exclude the Company's non-recurring transaction costs related to the acquisition and to depreciation and amortization expense, based on the fair values of the property and equipment and definite life intangible assets acquired.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 4—FAIR VALUE
The carrying values of the Company's cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

The following table presents a summary of fair value measurements by level for certain assets measured at fair value on a recurring basis included in the accompanying condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 (in thousands):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2015
Assets:
CRDA deposits, net	$—	$—	$26,228	$26,228

December 31, 2014
Assets:
CRDA deposits, net	$—	$—	$24,384	$24,384
Funds on deposit with the CRDA are held in an interest bearing accounts by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value. The fair value of the CRDA deposits, classified in the fair value hierarchy as Level 3, are estimated using valuation allowances calculated based on market rates for similar assets and other information received from the CRDA. See Note 8 - Investments for more detail related to the CRDA deposits.
The following table summarizes the changes in fair value of the Company's Level 3 CRDA deposits (in thousands):

	Three months ended March 31,
	2015	2014
Beginning Balance	$24,384	$22,337
Realized or unrealized gains/(losses)	1,119	(84)
Additional CRDA deposits	962	835
Purchases of CRDA investments	(237)	(407)
Ending Balance	$26,228	$22,681
Realized or unrealized gains/(losses) related to the Level 3 investments held at the end of the reporting period are included in general and administrative expense during the three months ended March 31, 2015 and 2014. There were no transfers between fair value levels during the periods ended March 31, 2015 and 2014.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table summarizes assets measured at fair value on a nonrecurring basis during the periods ended March 31, 2015 and December 31, 2014 included in the accompanying consolidated balance sheets (in thousands):

	March 31, 2015		December 31, 2014
Category	Level 3 Asset	Recognized Loss	Level 3 Asset	Recognized Loss

Goodwill	$15,857	$—	$15,857	$9,071
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
Long-term Debt
The Company's long-term debt is carried at amortized cost in the accompanying consolidated balance sheets. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices for similar issues. The estimated fair value of long-term debt as of March 31, 2015 and December 31, 2014 is approximately $292.3 million and $288.3 million, respectively.
CRDA Bonds
The Company's CRDA bonds are classified as held-to-maturity since the Company has the ability and intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. The CRDA Bonds are initially recorded at a discount to approximate fair value. After the initial determination of fair value, the Company will analyze the CRDA bonds quarterly for recoverability based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional valuation allowances will be recorded. The fair value of the Company's CRDA bonds are considered a Level 3 fair value measurement. The CRDA bonds carrying value as of March 31, 2015 and December 31, 2014 net of the unamortized discount and valuation allowance is $8.3 million and $8.4 million, respectively, which approximates fair value. See Note 8 - Investments for more detail related to the CRDA bonds.

NOTE 5—RECEIVABLES
Receivables consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Casino	$14,777	$15,472
Hotel	4,920	4,897
Other	15,711	13,596
Receivables, gross	35,408	33,965
Allowance for doubtful accounts	(10,696)	(11,252)
Receivables, net	$24,712	$22,713

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 6—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	March 31, 2015	December 31, 2014
Land	—	$116,190	$115,947
Buildings and improvements	10 - 40	558,517	549,929
Furniture, fixtures and equipment	3 - 7	189,520	182,948
Riverboats and barges	5 - 15	16,908	16,908
Construction in progress	—	49,699	46,058
Property and equipment, gross		930,834	911,790
Accumulated depreciation		(184,094)	(171,038)
Property and equipment, net		$746,740	$740,752
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill and other indefinite-life intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.

Changes in the carrying amount of Goodwill by segment are as follows (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South and other	1,731	(1,731)	—	1,731	(1,731)	—
Corporate	10,704	(9,071)	1,633	10,704	(9,071)	1,633
Total	$26,659	$(10,802)	$15,857	$26,659	$(10,802)	$15,857

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
Intangible assets consist of the following (in thousands):

	Estimated life (years)	March 31, 2015	December 31, 2014
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	37,387
Customer lists	3	160	160
Favorable lease	5 - 42	15,152	15,374
Total intangible assets		78,199	78,421
Less accumulated amortization:
Customer lists		(54)	(40)
Favorable lease		(3,352)	(3,371)
Total accumulated amortization		(3,406)	(3,411)
Intangible assets, net		$74,793	$75,010
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. In April 2014, indefinite life gaming licenses increased related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). At March 31, 2015 and December 31, 2014 the indefinite life gaming licenses consists of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. In April 2014, the Company recorded customer lists related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). Amortization expense related to customer lists, which was amortized to depreciation and amortization expense, for the three months ended March 31, 2015 was less than $0.1 million. There was no amortization expense recorded for the three months ended March 31, 2014. Estimated annual amortization related to the Lumière Place customer list is anticipated to be $0.1 million in 2015 and 2016 and less than $0.1 million in 2017.
The customer list associated with Lumière Place is valued based on a market approach which considers the price that would be negotiated between a hypothetical buyer and seller. The price was calculated by using market rates for leased customer lists and multiplying it by a value multiple to convert the lease rates into purchase rates.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. During the three months ended March 31, 2015, management reviewed the tenant leases at Tropicana AC and determined that there was a $26 thousand impairment due to certain original tenant leases being terminated early. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for each of the three months ended March 31, 2015 and 2014 was $0.2 million.
NOTE 8—INVESTMENTS
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of Internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues and 5% on Internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at March 31, 2015 and December 31, 2014 approximates their fair value.
Investments consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Investment in bonds—CRDA	$16,198	$16,409
Less unamortized discount	(4,243)	(4,306)
Less valuation allowance	(3,661)	(3,662)
Deposits—CRDA	32,982	32,257
Less valuation allowance	(6,754)	(7,873)
Direct investment—CRDA	1,529	1,292
Less valuation allowance	(1,529)	(1,292)
Total investments	$34,522	$32,825
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended March 31, 2015 and 2014, the Company included a reduction of $1.0 million and a charge of $0.3 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income.
NOTE 9—OTHER ASSETS
Other assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Debt issuance costs	$3,735	$3,931
Deposits	3,716	3,951
Other	2,860	2,922
Other assets	$10,311	$10,804
NOTE 10—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued payroll and benefits	$29,557	$29,709
Accrued gaming and related	15,165	16,687
Accrued taxes	19,250	16,963
Other accrued expenses and current liabilities	14,321	15,578
Total accrued expenses and other current liabilities	$78,293	$78,937
NOTE 11—DEBT
Debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
New Term Loan Facility, due 2020, interest at 4.0% at March 31, 2015 and December 31, 2014 net of unamortized discount of $1.2 million and $1.3 million at March 31, 2015 and December 31, 2014, respectively	$294,296	$294,992
Less current portion of debt	(3,000)	(3,000)
Total long-term debt, net	$291,296	$291,992
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

The New Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Company's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of March 31, 2015, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at March 31, 2015.

NOTE 12—IMPAIRMENT CHARGES, OTHER WRITE DOWNS AND RECOVERIES
Impairment charges, other write-downs and recoveries, included in continuing operations, consist of the following (in thousands):

	Three months ended March 31,
	2015	2014
Gain on insurance recoveries	—	(4,558)
Impairment of goodwill and intangibles (Note 7)	26	9,071
Loss on disposal of assets	654	—
Total impairment charges, other write-downs and recoveries	$680	$4,513
Jubilee Barge Impairment and Insurance Recovery
In January 2013, the Jubilee barge was damaged as a result of a high-wind storm. In January 2014, the Company settled the filed claims for $5.9 million and received the remaining $5.2 million in insurance proceeds related to the claims during the first quarter of 2014. As a result of the settlement, a gain of $4.6 million, net of expenses and write-downs, was included in the accompanying condensed consolidated statements of income for the three months ended March 31, 2014.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 13—RELATED PARTY TRANSACTIONS
Insight Portfolio Group LLC
Effective January 1, 2013, the Company acquired a minority equity interest in Insight Portfolio Group LLC (“Insight Portfolio Group”) and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. During the three months ended March 31, 2015 and 2014, the Company paid $0.1 million to Insight Portfolio Group.
NOTE 14—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. As of March 31, 2015 and December 31, 2014, the unfavorable lease liability balance was $7.0 million and $7.2 million, respectively, of which $6.5 million and $6.7 million, respectively, is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Other Commitments and Contingencies
2011 New Jersey Legislation
On February 1, 2011, New Jersey enacted legislation (the "Tourism District Bill") that delegates redevelopment authority and creation of a master plan to the CRDA and allowed the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. The legislation obligates the Atlantic City casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for the Tourism District Bill in the aggregate amount of $30.0 million annually through 2016. Each Atlantic City casino's proportionate share of the assessment will be based on the gross revenue generated in the preceding fiscal year. The Company estimates its portions of these industry obligations to be approximately 11.1% for 2015.
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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral arguments on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011, the parties are awaiting the Court's decision regarding these motions.
Tropicana AC Tax Appeal Settlement
In January 2013, we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC was to receive a $49.5 million refund in the form of credits against annual real estate tax bills beginning in 2013 and ending in 2017. The Company utilized a portion of the credits in 2013.

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
NOTE 15—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 26,312,500 shares were issued and outstanding as of March 31, 2015. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of March 31, 2015. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Warrants
In accordance with the Plan, holders of the Predecessors' $960 million of 9 5/8% Senior Subordinated Notes and general unsecured claims received warrants to purchase 3,750,000 shares of Common Stock ("Ordinary Warrants"). The Ordinary Warrants have a four year, six month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed consolidated balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as a reorganization item of the Predecessors statements of operations. As of September 30, 2014, the term on the Ordinary Warrants have expired and the value of the warrants are included in additional paid in capital.
Significant Ownership
At March 31, 2015, Mr. Icahn indirectly controlled approximately 67.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
Excluded from the calculation of diluted EPS for the three months ended March 31, 2014, are the Ordinary Warrants to purchase 3,750,000 shares of our common stock as they were anti-dilutive. The Ordinary Warrants expired during the third quarter of 2014.
NOTE 17—DISCONTINUED OPERATIONS
As discussed in Note 1 - Organization and Background, the Company sold River Palms to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC on July 1, 2014. Pursuant to the terms of the asset purchase agreement substantially all of the assets associated with the operation of River Palms were sold for approximately $6.8 million in cash and the assumption of certain liabilities. Concurrently with the sale, the Company leased back River Palms for a period of up to 90 days, subject to an additional 30 day extension, and further subject to early termination rights. The Company terminated the lease and discontinued its operation of River Palms in September 2014.
Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

Three months ended March 31,
2014
Net revenues	$4,590
Operating costs and expenses	(4,356)
Loss from operations	234
Income tax expense	(18)
Income from discontinued operations, net	$216

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 18—INCOME TAXES
Effective Tax Rate
The Company's effective income tax rate from continuing operations for the three months ended March 31, 2015 and 2014 was 40.9% and 29.0%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2015 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2014 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, the goodwill impairment, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
NOTE 19—SEGMENT INFORMATION
The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, (iv) and South and other. The Company uses operating income to compare operating results among its segments and allocate resources.

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the three months ended March 31, 2015 and 2014 (in thousands, unaudited):

	Three months ended March 31,
	2015	2014
Net revenues:
East	$68,451	$63,019
Central	71,939	31,041
West	26,548	25,183
South and other	26,443	25,380
Corporate	—	—
Total net revenues	$193,381	$144,623
Operating income (loss):
East	$(279)	$28,306
Central	10,306	7,867
West	3,451	3,906
South and other	4,438	8,758
Corporate	(3,970)	(13,328)
Total operating income	$13,946	$35,509
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$13,946	$35,509
Interest expense	(2,903)	(3,145)
Interest income	143	1,459
Income from continuing operations before income taxes	$11,186	$33,823

Assets by segment:	March 31, 2015	December 31, 2014
East	$512,402	$510,033
Central	401,831	409,976
West	125,654	121,889
South and other	128,483	127,791
Corporate	120,789	120,001
Total assets	$1,289,159	$1,289,690

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some situations, you may be able to identify such statements by words such as "may," "will," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or other strategic plans, including our acquisition of Lumière Place and our disposition of River Palms, our competition (including online gaming), financing, revenues, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our New Credit Facilities (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects, our required capital expenditures pursuant to agreements we are party to and our anticipated capital expenditures, including our use of our CRDA project funds, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition, and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. All forward-looking statements are qualified in their entirety by reference to the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We operate in a continually changing business environment and new risks emerge from time to time. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of March 31, 2015, our properties collectively included approximately 391,000 square feet of gaming space with 8,000 slot machines, 300 table games and 5,500 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. As of March 31, 2015, our operations by region include the following:

•	East—Tropicana Casino and Resort, Atlantic City ("Tropicana AC") located in Atlantic City, New Jersey;

•
Central— Tropicana Evansville ("Tropicana Evansville") located in Evansville, Indiana; and Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis (collectively, "Lumière Place") located in Saint Louis, Missouri acquired April 1, 2014;

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

We are a Delaware corporation formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries, pursuant to their plan of reorganization (the "Plan") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). We also acquired Columbia Properties Vicksburg (which we sold in March 2011), JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC (which we sold in July 2014), all of which (collectively, the “Predecessors”) were part of the Plan.
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
Results of Operations
Our financial results are highly dependent upon the number of customers that we attract to our facilities and the amounts those customers spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the discretionary spending of our customers, competitive factors, gaming tax increases and other regulatory changes, the opening or acquisition of new gaming operations, our ability to reinvest in our properties, potential future exposure for liabilities of the Predecessors that we assumed, and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Historically, our operating results are the strongest in the third quarter and the weakest in the fourth quarter. In addition, weather and long-weekend holidays affect our operating results.
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
The following significant factors and trends should be considered in analyzing our operating performance:

•	Lumière Place. On April 1, 2014 we acquired Lumière Place for a cash purchase price of $261.3 million, which included an adjustment for working capital as of the acquisition date.

•
Tropicana AC. Casino revenues can vary because of table games hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table games hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods. For the three months ended March 31, 2015, the table game hold percentage increased 1.5 percentage points compared to the same period in the prior year. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•
Atlantic City Market. Competitive pressure in Atlantic City and the regional market continue to adversely affect the Atlantic City market. Based on market data, the Atlantic City market experienced period over period declines in casino revenue of 10.2% for the three months ended March 31, 2015. In January 2014, the Atlantic Club Casino, one of our competitors, ceased operations and Tropicana AC purchased various gaming equipment and the casino's patron database for $9.1 million. In the third quarter of 2014, three additional competitors ceased operations in Atlantic City. Tropicana AC has experienced increased slot customer volumes during the three months ended March 31, 2015 due, in part, to the closure of these competitors.

•
Impairment losses. In the three months ended March 31, 2014, we determined there was an indication of impairment related to goodwill tested at the Tropicana AC reporting unit and recognized a $9.1 million goodwill impairment due to Tropicana AC's carrying value exceeding its fair value.

•
Insurance Recoveries.  In January 2014, we settled claims related to the Jubilee barge loss for $5.9 million and received the remaining $5.2 million in insurance proceeds related to this claim. As a result of the settlement, a gain of

$4.6 million was included in the accompanying condensed consolidated statement of income for the three months ended March 31, 2014.

•
Predecessor related gain settlement. In January 2014, we received a $31.7 million cash payment to satisfy a property tax settlement in Atlantic City. This gain is recorded in Property tax settlement in the accompanying condensed consolidated statement of income for the three months ended March 31, 2014.

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "New Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "New Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the New Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the New Term Loan Facility accrue interest at a floating rate which was 4.00% as of March 31, 2015. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the existing Term Loan Facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest. We used a portion of the proceeds from the New Term Loan Facility to repay in full the amounts outstanding under the credit facilities we entered into in March 2012 (the "Credit Facilities").

Our interest expense was $2.9 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.2 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

•
River Palms. On July 1, 2014, we sold substantially all of the assets constituting River Palms to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC, for approximately $6.8 million in cash and the assumption of certain liabilities. Concurrently with the sale, we leased back River Palms. We terminated the lease and discontinued operations at River Palms in September 2014. Due to the sale of River Palms and the termination of its operations in September 2014, the results of operations for River Palms are presented as discontinued operations. In addition, River Palms is not included in management's discussion and analysis of financial condition and results of operations.

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

Three months ended March 31, 2015 compared to three months ended March 31, 2014
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended March 31,
	2015	2014
Net revenues:
East	$68,451	$63,019
Central	71,939	31,041
West	26,548	25,183
South and other	26,443	25,380
Corporate	—	—
Total net revenues	$193,381	$144,623
Operating income (loss):
East	$(279)	$28,306
Central	10,306	7,867
West	3,451	3,906
South and other	4,438	8,758
Corporate	(3,970)	(13,328)
Total operating income	$13,946	$35,509
Operating income margin(a):
East	(0.4)%	44.9%
Central	14.3%	25.3%
West	13.0%	15.5%
South and other	16.8%	34.5%
Total operating income margin	7.2%	24.6%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Three months ended March 31,
	2015	2014
Revenues:
Casino	$156,617	$118,204
Room	25,732	20,107
Food and beverage	25,101	18,709
Other	6,696	4,964
Gross revenues	214,146	161,984
Less promotional allowances	(20,765)	(17,361)
Net revenues	$193,381	$144,623
Net Revenues
In the East region, net revenues were $68.5 million for the three months ended March 31, 2015, an increase of $5.4 million, or 8.6%, when compared to the three months ended March 31, 2014. Net revenue increases for Tropicana AC are primarily due to a $5.0 million increase in casino revenues as a result of increased customer volumes due, in part, to the closure of one of our competitors in Atlantic City in January 2014. In the third quarter of 2014, three additional competitors ceased operations in Atlantic City. Based on market data, the Atlantic City market experienced year-over-year declines in casino revenue of 10.2% in the three months ended March 31, 2015, however, Tropicana AC has experienced an increase in market share. Tropicana AC casino revenues increased primarily due to 7.9% higher slot volumes coupled with a $1.6 million increase in Internet gaming (included in casino revenues), partially offset by 0.6% lower table game volumes for the three months ended March 31, 2015. The casino floor is undergoing certain renovations expected to last through the second quarter of 2015. The average daily room rate was $81 and $80 for the three months ended March 31, 2015 and 2014, respectively. The occupancy rate increased to 70% for the three months ended March 31, 2015 compared to 65% for the three months ended March 31, 2014. Net revenues for our hotel remained flat due to fewer rooms available for sale in the three months ended March 31, 2015 due to room renovations expected to last through the second quarter of 2015.

In the Central region, net revenues were $71.9 million for the three months ended March 31, 2015, an increase of $40.9 million, compared to the three months ended March 31, 2014. In April 2014, the Company completed its acquisition of Lumière Place which contributed $41.1 million in net revenues for the three months ended March 31, 2015. At Tropicana Evansville, lower slot and table hold resulted in lower casino revenues, despite a 2.5% increase in slot volumes and a 0.8% decrease in table game volumes during the three months ended March 31, 2015. The decreased casino revenues at Tropicana Evansville were partially offset by decreased promotional incentives given to our customers. The occupancy rate for the three months ended March 31, 2015 in the Central region was 75%, an increase from 73% in the three months ended March 31, 2014. The increased occupancy rate reflects higher customer visitation at Tropicana Evansville in the current period compared to the prior year period and the acquisition of Lumière Place. The average daily room rate in the Central region was $126 for the three months ended March 31, 2015, compared to $93 for the three months ended March 31, 2014. Room rates increased in the three months ended March 31, 2015 due to the acquisition of Lumière Place.
In the West region, net revenues were $26.5 million for the three months ended March 31, 2015, an increase of $1.4 million, or 5.4%, compared to the three months ended March 31, 2014. The increase was primarily driven by increases in casino revenues, partially offset by increased promotional allowances. Casino revenues in the West region increased due to a 8.6% increase in slot volumes partially offset by a 7.3% decrease in table games volumes and an increase in promotional slot play, which is recorded as a reduction in revenues. Net revenues at Tropicana Laughlin increased $2.6 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to increased customer visitation related to marketing incentives given to our casino patrons and lower gas prices. At MontBleu, net revenues decreased $1.2 million due to decreased customer visitation related to a major room renovation at our property and a new competitor opening during the three months ended March 31, 2015 compared to the prior year period. The average daily room rate for the West region was $42 and $46 for the three months ended March 31, 2015 and March 31, 2014, respectively. The occupancy rate for the three months ended March 31, 2015 and 2014 at our properties in the West region was 58% and 52%, respectively.
In the South and other region, net revenues were $26.4 million for the three months ended March 31, 2015, an increase of $1.1 million, or 4.2%, compared to the three months ended March 31, 2014. The increase was primarily due to a $0.5 million increase in casino revenues, as well as increases in hotel, food and beverage revenues for the South and other region for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Casino revenues in the South and other region increased due to a 6.0% increase in slot volumes partially offset by a 4.2% decrease in table games volumes. Tropicana Greenville's net revenues increased $1.5 million due to 21.1% higher slot volumes and 39.8% higher table games volumes. Tropicana Greenville opened its new gaming operations expansion in October 2014, which includes new gaming options, a VIP Lounge, a casual dining restaurant, a live entertainment stage and covered casino parking. Net revenues at the Belle of Baton Rouge decreased $0.2 million for the three months ended March 31, 2015, primarily due to decreased table game volumes partially offset by increased slot volumes. At Tropicana Aruba decreased slot volumes and table games volumes due to the closure of the casino for renovations contributed to a decrease of $0.1 million in net revenues during the three months ended March 31, 2015. The casino floor at Tropicana Aruba reopened mid-February 2015. The occupancy rate at our properties in the South and other region was 75% and 70% for the three months ended March 31, 2015 and 2014, respectively. The average daily room rate for the South and other region was $91 and $88 for the three months ended March 31, 2015 and 2014, respectively.
Operating Income
In the East region, the operating loss for the three months ended March 31, 2015 was $0.3 million, compared to an operating income of $28.3 million for the three months ended March 31, 2014. The operating loss in the East region for the three months ended March 31, 2015 was unfavorable compared to the prior year primarily due to a real estate tax settlement which resulted in a $31.7 million one-time cash payment received at Tropicana AC during the three months ended March 31, 2014. In the current year period, Tropicana AC recorded an increase in real estate taxes due to an increase in the real estate tax assessed in the current period.
In the Central region, the operating income for the three months ended March 31, 2015 was $10.3 million, a $2.4 million increase compared to the three months ended March 31, 2014. In April 2014, we completed the acquisition of Lumière Place which contributed operating income of $2.3 million for the three months ended March 31, 2015. The additional increase in operating income is related to decreased operating expenses during the three months ended March 31, 2015, in response to the decrease in net revenues at Tropicana Evansville discussed above.
In the West region, the operating income for the three months ended March 31, 2015 was $3.5 million, a $0.5 million decrease compared to the three months ended March 31, 2014. The decrease in operating income is mainly attributable to the increased net revenues discussed above, offset by increased payroll and benefits costs and operating expenses consistent with increased customer visitation at Tropicana Laughlin during the three months ended March 31, 2015. At MontBleu, management focused on controlling operating costs and expenses related to the decreased revenues during the three months ended March 31,

2015. Additionally, the West region properties realized a $0.2 million increase in depreciation and amortization expense related to new capital projects placed in service after the comparable period in the prior year.
In the South and other region operating income for the three months ended March 31, 2015 was $4.4 million, a $4.3 million decrease compared to the three months ended March 31, 2014. This decrease is primarily due to a gain on insurance recoveries of $4.6 million, net of expenses and write-downs recorded in the three months ended March 31, 2014. The decrease from the prior year also relates to the net revenue increases discussed above, offset by increased payroll costs and increased operating expenses consistent with higher customer volumes at Tropicana Greenville during the three months ended March 31, 2015.
Corporate expenses were $4.0 million for the three months ended March 31, 2015, a $9.4 million decrease from the three months ended March 31, 2014, driven primarily by a $9.1 million goodwill impairment recognized during the three months ended March 31, 2014 due to Tropicana AC's carrying value exceeding its fair value. In addition, we recorded a $0.8 million decrease in professional fees during the three months ended March 31, 2015.
Interest Expense
Interest expense for the three months ended March 31, 2015 and 2014 was $2.9 million and $3.1 million, respectively. The interest expense for the three months ended March 31, 2015 decreased compared to the prior year period primarily due to reduced principal balance on our New Term Loan Facility which accrues interest at a floating rate, which was 4.0% per annum as of March 31, 2015. Cash paid for interest, net of interest capitalized, decreased to $2.8 million from $3.0 million for the three months ended March 31, 2015 and 2014, respectively, related to the lower principal balance under the New Term Loan Facility and the capitalization of interest in 2015. Interest expense also includes approximately $0.2 million of amortization of debt issuance costs and discounts for each of the three months ended March 31, 2015 and 2014, respectively.
Income Taxes
Income tax expense from continuing operations was $4.6 million for the three months ended March 31, 2015 and our effective income tax rate was 40.9%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended March 31, 2015 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the three months ended March 31, 2014, the income tax expense from continuing operations was $9.8 million and our effective tax rate was 29.0%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended March 31, 2014, was primarily due to the utilization of our deferred tax assets offset by disallowed foreign losses, the goodwill impairment, state income taxes (net of federal benefit), and other permanent differences.
Discontinued Operations
On July 1, 2014, we entered into and closed an asset purchase agreement with Laughlin Hotel, LLC and Nevada Restaurant Services, Inc. Pursuant to the terms of the asset purchase agreement substantially all of the assets associated with the operation of River Palms were sold for $6.8 million in cash and the assumption of certain liabilities. Concurrently with the execution and closing of the asset purchase agreement, we leased back River Palms. We terminated the lease and discontinued operations at River Palms in September 2014. Accordingly, the results of operations of River Palms are presented as discontinued operations in the accompanying condensed consolidated statements of income for all periods presented.
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
Part of our overall strategy includes consideration of expansion opportunities in new gaming jurisdictions, underserved markets and acquisition and other strategic opportunities that may arise periodically. We may require additional funds in order to execute on such strategic growth, and we may incur additional debt or issue additional equity to finance any such transactions. We cannot assure that we will be able to incur such debt or issue any such additional equity on acceptable terms or at all. In April 2014, we completed our purchase of Lumière Place for a cash purchase price of $261.3 million, which includes an adjustment for working capital as of the acquisition date. We used a portion of the proceeds from the New Term Loan Facility to fund the purchase of Lumière Place.
Our material cash requirements for our existing properties for 2015 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $3.0 million and $12.0 million, respectively, (ii) maintenance capital expenditures expected to be between $30 million and $40 million, (iii) growth capital expenditures expected to be approximately $60 million, a portion of which will be reimbursed in 2015 through Approved CRDA Project Funds (defined below), and (iv) minimum lease payments under our operating leases of approximately $6.8 million. Except for $24 million of capital renovation at MontBleu required by its lease agreement, the majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above. We have been approved to use $18.8 million of our CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. In addition we have been approved for approximately $4.8 million in grants through the New Jersey Economic Development Authority, ERG Grant Program ("ERG Grants").
The following table summarizes our cash flows, which includes cash flows generated from discontinued operations within operating and investing activities (in thousands):

	Three months ended March 31,
	2015	2014
Cash Flow Information:
Net cash provided by operating activities	$15,903	$42,515
Net cash used in investing activities	(26,648)	(6,730)
Net cash provided by (used in) financing activities	948	(759)
Net increase (decrease) in cash and cash equivalents	$(9,797)	$35,026
During the three months ended March 31, 2015, our operating activities provided $15.9 million in cash. Cash paid for interest, net of interest capitalized, was $2.8 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively. This decrease primarily relates to the decreased principal balance under our New Term Loan Facility and the capitalization of interest in 2015. Net cash provided by operating activities for the three months ended March 31, 2015 decreased from the prior year period due to the $31.7 million cash gain on a property tax settlement as well as a $9.1 million impairment of goodwill. Operating cash provided by discontinued operations was $0.4 million for the three months ended March 31, 2014.
During the three months ended March 31, 2015, our investing activities used $26.6 million in cash. Net cash used in investing activities primarily consisted primarily of $26.0 million for capital expenditures and $0.9 million in sales and luxury tax rebates included in other investing activities in the three months ended March 31, 2015. Net cash used in investing activities consists of $12.3 million for capital expenditures, offset by $5.2 million in insurance proceeds and $0.9 million in sales and luxury tax rebates included in other investing activities in the three months ended March 31, 2014. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Investing cash used in discontinued operations for capital expenditures was $0.2 million for the three months ended March 31, 2014.
During the three months ended March 31, 2015, our financing activities provided $0.9 million in cash. Net cash provided by financing activities for the three months ended March 31, 2015 primarily consisted of amounts previously classified as restricted cash offset by payments on the New Term Loan Facility. Net cash provided by financing activities for the three months ended March 31, 2014 primarily consisted of payments on the New Term Loan Facility.
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

Approximately $172.4 million of the net proceeds from the New Credit Facilities were used to repay in full the principal amounts outstanding under our then existing Credit Facilities. The Credit Facilities were terminated effective as of

November 27, 2013. A portion of the proceeds from the New Credit Facilities was used to finance our acquisition of Lumière Place in April 2014.

The New Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of March 31, 2015, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Our interest expense for the three months ended March 31, 2015 and 2014 was $2.9 million and $3.1 million, respectively, which includes $0.2 million of amortization of the related debt discounts and debt issuance costs for each of the three months ended March 31, 2015 and 2014.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the three months ended March 31, 2015 compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our New Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of March 31, 2015, assuming a 1% increase over the 4.0% minimum interest rate specified in our New Term Loan Facility, our annual interest cost would increase by approximately $3.0 million.
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer and acting principal financial officer) has concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of March 31, 2015. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and acting principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
For a description of our previously reported legal proceedings, refer to "Item 3-Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material developments with respect to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2014, except as discussed in Note 14- Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS.
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 includes a discussion of our risk factors. There have been no material changes to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

4.2	Form of Stock Purchase Warrant issued to general unsecured creditors of the Predecessors. (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)

4.3	Form of Stock Purchase Warrant issued to lenders under the Exit Facility. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.1	Offer Letter (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 22, 2015)

31.1*	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.IN*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition

*	Filed herewith
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

TROPICANA ENTERTAINMENT INC.

Date:	May 7, 2015	By:	/s/ ANTHONY P. RODIO
		Name:	Anthony P. Rodio
		Title:	Chief Executive Officer (Principal Executive Officer and Acting Principal Financial Officer)