Form 10-Q
period 2015-06-30
Tropicana Entertainment Inc.
filed 2015-08-06
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of August 5, 2015, there were 26,312,500 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$185,435	$195,735
Restricted cash	14,043	15,740
Receivables, net	20,988	22,713
Inventories	7,095	7,482
Prepaid expenses and other assets	13,967	13,671
Deferred tax assets, net	9,078	9,078
Total current assets	250,606	264,419
Property and equipment, net	763,506	740,752
Goodwill	15,857	15,857
Intangible assets, net	74,608	75,010
Investments	36,343	32,825
Deferred tax assets	150,023	150,023
Other assets, net	10,142	10,804
Total assets	$1,301,085	$1,289,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Accounts payable	40,098	43,612
Accrued expenses and other current liabilities	79,324	78,937
Total current liabilities	122,422	125,549
Long-term debt, net	290,600	291,992
Other long-term liabilities	6,482	6,757
Total liabilities	419,504	424,298

Commitments and contingencies

Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at June 30, 2015 and December 31, 2014	263	263
Additional paid-in capital	600,359	600,359
Retained earnings	280,959	264,770
Total shareholders' equity	881,581	865,392
Total liabilities and shareholders' equity	$1,301,085	$1,289,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Casino	$159,825	$157,864	$316,442	$276,068
Room	30,705	30,412	56,437	50,519
Food and beverage	26,822	28,030	51,923	46,739
Other	7,377	6,840	14,073	11,804
Gross revenues	224,729	223,146	438,875	385,130
Less promotional allowances	(21,737)	(25,638)	(42,502)	(42,999)
Net revenues	202,992	197,508	396,373	342,131
Operating costs and expenses:
Casino	68,003	74,052	137,290	126,154
Room	11,154	10,951	20,553	18,264
Food and beverage	14,145	13,469	26,680	22,136
Other	4,499	4,542	8,855	7,909
Marketing, advertising and promotions	15,728	15,175	29,651	26,859
General and administrative	37,540	37,611	75,071	66,475
Maintenance and utilities	17,677	18,050	34,845	33,352
Depreciation and amortization	14,953	13,446	29,509	22,473
Impairment charges, other write-downs and recoveries	177	(1,245)	857	3,268
Property tax settlement	—	—	—	(31,725)
Total operating costs and expenses	183,876	186,051	363,311	295,165
Operating income	19,116	11,457	33,062	46,966

Other income (expense):
Interest expense	(3,025)	(3,216)	(5,928)	(6,361)
Interest income	167	158	310	1,617
Total other expense	(2,858)	(3,058)	(5,618)	(4,744)
Income from continuing operations before income taxes	16,258	8,399	27,444	42,222
Income tax expense	(6,684)	(3,463)	(11,255)	(13,285)
Income from continuing operations	9,574	4,936	16,189	28,937
Income from discontinued operations, net	—	(113)	—	103
Net income	$9,574	$4,823	$16,189	$29,040

Basic and diluted income per common share:
Income from continuing operations	$0.36	$0.19	$0.62	$1.10
Income from discontinued operations, net	—	—	—	—
Net income	$0.36	$0.19	$0.62	$1.10

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313	26,313	26,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$16,189	$29,040
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance recoveries	—	(5,808)
Insurance proceeds from business interruption	—	1,250
Depreciation and amortization (including discontinued operations)	29,509	22,473
Amortization of debt discount and debt issuance costs	502	510
Impairment charges	153	9,071
Loss on disposition of asset (including discontinued operations)	704	5
Changes in current assets and current liabilities:
Receivables, net	1,726	(7,305)
Inventories, prepaids and other assets	90	(3,479)
Accrued interest	(101)	—
Accounts payable, accrued expenses and other liabilities	3,459	12,793
Other	342	1,664
Net cash provided by operating activities	52,573	60,214
Cash flows from investing activities:
Additions of property and equipment	(61,463)	(29,232)
Insurance proceeds	—	5,200
Lumière Place acquisition, net of $11,015 cash acquired	—	(237,317)
Other	(1,607)	3,620
Net cash used in investing activities	(63,070)	(257,729)
Cash flows from financing activities:
Payments on debt	(1,500)	(1,500)
Restricted cash	1,697	(14)
Net cash provided by (used in) financing activities	197	(1,514)
Net decrease in cash and cash equivalents	(10,300)	(199,029)
Increase in cash and cash equivalents related to assets held for sale	—	(12)
Cash and cash equivalents, beginning of period	195,735	356,755
Cash and cash equivalents, end of period	$185,435	$157,714

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest, net of interest capitalized	$5,527	$5,955
Cash paid for income taxes	9,841	9,523
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	1,727	3,156

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

In addition, through June 30, 2014, the Company owned River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada, which is presented as discontinued operations in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2014. On July 1, 2014, the Company sold River Palms to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC (see Note 17 - Discontinued Operations for further discussion).
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
Restricted Cash
Restricted cash consisted primarily of funds invested in money market funds. At June 30, 2015 and December 31, 2014, $7.6 million and $9.6 million, respectively, was restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $6.5 million and $6.2 million respectively was restricted to collateralize letters of credit.
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
The amounts included in promotional allowances consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Room	$8,746	$9,312	$16,703	$16,090
Food and beverage	11,045	12,858	21,980	22,036
Other	1,946	3,468	3,819	4,873
Total	$21,737	$25,638	$42,502	$42,999

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The estimated departmental costs and expenses of providing these promotional allowances, for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Room	$4,639	$4,986	$9,542	$9,265
Food and beverage	9,680	11,722	19,310	20,219
Other	619	870	1,173	1,434
Total	$14,938	$17,578	$30,025	$30,918
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Implementation of this standard, which was recently delayed by the FASB, will be effective for the first interim period within fiscal years beginning after December 15, 2017, using one of two retrospective application methods. The Company is evaluating the impacts, if any, the adoption of ASU No. 2014-09 will have on the Company's financial position or results of operations.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 3—LUMIÈRE PLACE ACQUISITION
Overview

As discussed in Note 1 - Organization and Background, on April 1, 2014, the Company completed its previously announced acquisition of all of the outstanding stock of Casino One Corporation (the “Target”) and all of the outstanding membership interests of PNK (ES), LLC (“ES”), PNK (ST. LOUIS RE), LLC (“RE”), and PNK (STLH), LLC (“STLH” and together with ES, RE and the Target, the “Companies”), pursuant to the terms of an Equity Interest Purchase Agreement (the “Purchase Agreement”), dated as of August 16, 2013, by and among Tropicana St. Louis LLC (the “Buyer”), a wholly owned subsidiary of the Company, and Pinnacle Entertainment, Inc. (“Pinnacle”), Casino Magic, LLC (“Casino Magic” and together with Pinnacle, the “Sellers”) and the Companies. Upon consummation of the acquisition, the Buyer acquired the Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri. In April 2015, the Company merged the Target into the Buyer.

Consideration Transferred

The cash purchase price was approximately $261.3 million, which includes an adjustment for working capital as of the acquisition date. The Company funded the net purchase price using cash, which included proceeds from the New Credit Facilities issuance on November 27, 2013. Acquisition-related costs included in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2014 were $0.7 million and $1.2 million, respectively.

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

Six months ended June 30, 2014
Net Revenues	$383,126
Net Income	29,369
Basic and diluted net income per common share	$1.12

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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

The following table presents a summary of fair value measurements by level for certain assets measured at fair value on a recurring basis included in the accompanying condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 (in thousands):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2015
Assets:
CRDA deposits, net	$—	$—	28,079	$28,079

December 31, 2014
Assets:
CRDA deposits, net	$—	$—	24,384	$24,384
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
The following table summarizes the changes in fair value of the Company's Level 3 CRDA deposits (in thousands):

	Six months ended June 30,
	2015	2014
Beginning Balance	24,384	22,337
Realized or unrealized gains/(losses)	2,112	(459)
Additional CRDA deposits	2,060	1,890
Purchases of CRDA investments	(477)	(615)
Ending Balance	$28,079	$23,153

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Realized or unrealized gains/(losses) related to the Level 3 investments held at the end of the reporting period are included in general and administrative expense during the six months ended June 30, 2015 and 2014. There were no transfers between fair value levels during the periods ended June 30, 2015 and 2014.
The following table summarizes assets measured at fair value on a nonrecurring basis during the periods ended June 30, 2015 and December 31, 2014 included in the accompanying consolidated balance sheets (in thousands):

	June 30, 2015		December 31, 2014
Category	Level 3 Asset	Recognized Loss	Level 3 Asset	Recognized Loss

Goodwill	$15,857	$—	$15,857	$9,071
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
Long-term Debt
The Company's long-term debt is carried at amortized cost in the accompanying consolidated balance sheets. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices for similar issues. The estimated fair value of long-term debt as of June 30, 2015 and December 31, 2014 is approximately $291.6 million and $288.3 million, respectively.
CRDA Bonds
The Company's CRDA bonds are classified as held-to-maturity since the Company has the ability and intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. The CRDA Bonds are initially recorded at a discount to approximate fair value. After the initial determination of fair value, the Company will analyze the CRDA bonds quarterly for recoverability based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional valuation allowances will be recorded. The fair value of the Company's CRDA bonds are considered a Level 3 fair value measurement. The CRDA bonds carrying value as of June 30, 2015 and December 31, 2014 net of the unamortized discount and valuation allowance is $8.3 million and $8.4 million, respectively, which approximates fair value. See Note 8 - Investments for more detail related to the CRDA bonds.

NOTE 5—RECEIVABLES
Receivables consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Casino	$14,844	$15,472
Hotel	6,623	4,897
Other	9,897	13,596
Receivables, gross	31,364	33,965
Allowance for doubtful accounts	(10,376)	(11,252)
Receivables, net	$20,988	$22,713

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 6—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	June 30, 2015	December 31, 2014
Land	—	$116,190	$115,947
Buildings and improvements	10 - 40	592,147	549,929
Furniture, fixtures and equipment	3 - 7	215,522	182,948
Riverboats and barges	5 - 15	17,417	16,908
Construction in progress	—	20,956	46,058
Property and equipment, gross		962,232	911,790
Accumulated depreciation		(198,726)	(171,038)
Property and equipment, net		$763,506	$740,752
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill and other indefinite-life intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.

Changes in the carrying amount of Goodwill by segment are as follows (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South and other	1,731	(1,731)	—	1,731	(1,731)	—
Corporate	10,704	(9,071)	1,633	10,704	(9,071)	1,633
Total	$26,659	$(10,802)	$15,857	$26,659	$(10,802)	$15,857

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

Intangible assets consist of the following (in thousands):

	Estimated life (years)	June 30, 2015	December 31, 2014
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	37,387
Customer lists	3	160	160
Favorable lease	5 - 42	15,151	15,374
Total intangible assets		78,198	78,421
Less accumulated amortization:
Customer lists		(67)	(40)
Favorable lease		(3,523)	(3,371)
Total accumulated amortization		(3,590)	(3,411)
Intangible assets, net		$74,608	$75,010
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. In April 2014, indefinite life gaming licenses increased related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). At June 30, 2015 and December 31, 2014 the indefinite life gaming licenses consists of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The gaming license associated with Lumière Place is valued based on the Greenfield method, which is the function of the cost to build a new casino operation, build-out period, projected cash flows attributed to the business once operational and a discount rate. The projected cash flows assumed a revenue growth rate of 2.0% and an effective tax rate of 38.1%. The discount rate assumed was 12.0%, based on the weighted average cost of capital plus a premium to reflect the risk of construction costs and timing.
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. In April 2014, the Company recorded customer lists related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). Amortization expense related to customer lists, which was amortized to depreciation and amortization expense, for each of the three and six months ended June 30, 2015 and 2014 was less than $0.1 million. Estimated annual amortization related to the Lumière Place customer list is anticipated to be $0.1 million in 2015 and 2016 and less than $0.1 million in 2017.
The customer list associated with Lumière Place is valued based on a market approach which considers the price that would be negotiated between a hypothetical buyer and seller. The price was calculated by using market rates for leased customer lists and multiplying it by a value multiple to convert the lease rates into purchase rates.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. During the six months ended June 30, 2015, management reviewed the tenant leases at Tropicana AC and determined that there was a $26 thousand impairment due to certain original tenant leases being terminated early. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for each of the three months ended June 30, 2015 and 2014 was $0.2 million. Amortization expense for each of the six months ended June 30, 2015 and 2014 was $0.4 million.
NOTE 8—INVESTMENTS
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of Internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues and 5% on Internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at June 30, 2015 and December 31, 2014 approximates their fair value.
Investments consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Investment in bonds—CRDA	$16,150	$16,409
Less unamortized discount	(4,203)	(4,306)
Less valuation allowance	(3,683)	(3,662)
Deposits—CRDA	33,840	32,257
Less valuation allowance	(5,761)	(7,873)
Direct investment—CRDA	1,769	1,292
Less valuation allowance	(1,769)	(1,292)
Total investments	$36,343	$32,825
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

Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended June 30, 2015 and 2014, the Company included a reduction of $0.8 million and a charge of $0.4 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income. During the six months ended June 30, 2015 and 2014, the Company included a reduction of $1.8 million and a charge of $0.8 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income.
NOTE 9—OTHER ASSETS
Other assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Debt issuance costs	$3,537	$3,931
Deposits	3,764	3,951
Other	2,841	2,922
Other assets	$10,142	$10,804
NOTE 10—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued payroll and benefits	$30,617	$29,709
Accrued gaming and related	14,587	16,687
Accrued taxes	19,512	16,963
Other accrued expenses and current liabilities	14,608	15,578
Total accrued expenses and other current liabilities	$79,324	$78,937
NOTE 11—DEBT
Debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
New Term Loan Facility, due 2020, interest at 4.0% at June 30, 2015 and December 31, 2014 net of unamortized discount of $1.1 million and $1.3 million at June 30, 2015 and December 31, 2014, respectively	$293,600	$294,992
Less current portion of debt	(3,000)	(3,000)
Total long-term debt, net	$290,600	$291,992
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The New Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of June 30, 2015, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

The New Credit Facilities are guaranteed by all of the Company's domestic subsidiaries, subject to limited exceptions, and additional subsidiaries may be required to provide guarantees, subject to limited exceptions. The New Credit Facilities are secured by a first lien on substantially all assets of the Company and the domestic subsidiaries that are guarantors, with certain limited exceptions. Subsidiaries that become guarantors will be required, with certain limited exceptions, to provide first liens and security interests in substantially all their assets to secure the New Credit Facilities.

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

Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at June 30, 2015.

NOTE 12—IMPAIRMENT CHARGES, OTHER WRITE DOWNS AND RECOVERIES
Impairment charges, other write-downs and recoveries, included in continuing operations, consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Gain on insurance recoveries	—	(1,250)	—	(5,808)
Impairment of goodwill and intangibles (Note 7)	—	—	26	9,071
Loss on disposal of assets	177	5	831	5
Total impairment charges, other write-downs and recoveries	$177	$(1,245)	$857	$3,268

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
NOTE 13—RELATED PARTY TRANSACTIONS
Insight Portfolio Group LLC
Effective January 1, 2013, the Company acquired a minority equity interest in Insight Portfolio Group LLC (“Insight Portfolio Group”) and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. The Company made no payments to Insight Portfolio Group during the three months ended June 30, 2015 and 2014. During each of the six months ended June 30, 2015 and 2014, the Company paid $0.1 million to Insight Portfolio Group.
NOTE 14—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. As of June 30, 2015 and December 31, 2014, the unfavorable lease liability balance was $6.9 million and $7.2 million, respectively, of which $6.4 million and $6.7 million, respectively, is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Other Commitments and Contingencies
2011 New Jersey Legislation
On February 1, 2011, New Jersey enacted legislation (the "Tourism District Bill") that delegates redevelopment authority and creation of a master plan to the CRDA and allowed the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. The law obligates the Atlantic City casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for the Tourism District Bill in the aggregate amount of $30.0 million annually through 2016. Each Atlantic City casino's proportionate share of the assessment will be based on the gross revenue generated in the preceding fiscal year. The Company currently estimates its portion of this industry obligation to be approximately 12.0% for 2015.
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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheet as of June 30, 2015 and December 31,

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

2014. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral arguments on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011, the parties are awaiting the Court's decision regarding these motions.
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
NOTE 15—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 26,312,500 shares were issued and outstanding as of June 30, 2015. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of June 30, 2015. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
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
Significant Ownership
At June 30, 2015, Mr. Icahn indirectly controlled approximately 67.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
Excluded from the calculation of diluted EPS for the three and six months ended June 30, 2014, are the Ordinary Warrants to purchase 3,750,000 shares of our common stock as they were anti-dilutive. The Ordinary Warrants expired during the third quarter of 2014.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

days, subject to an additional 30 day extension, and further subject to early termination rights. The Company terminated the lease and discontinued its operation of River Palms in September 2014.
Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

	Three months ended June 30,	Six months ended June 30,
	2014	2014
Net revenues	$4,540	$9,130
Operating costs and expenses	(4,663)	(9,019)
Loss from operations	(123)	111
Income tax expense	10	(8)
Income from discontinued operations, net	$(113)	$103
NOTE 18—INCOME TAXES
Effective Tax Rate
The Company's effective income tax rate from continuing operations for the three months ended June 30, 2015 and 2014 was 41.1% and 41.2%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2015 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2014 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, the goodwill impairment, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
The Company's effective income tax rate from continuing operations for the six months ended June 30, 2015 and 2014 was 41.0% and 31.5%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2015 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2014 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, the goodwill impairment, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

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

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the three months ended June 30, 2015 and 2014 (in thousands, unaudited):

	Three months ended June 30,
	2015	2014
Net revenues:
East	$82,340	$77,818
Central	71,873	72,229
West	25,095	24,923
South and other	23,684	22,538
Corporate	—	—
Total net revenues	$202,992	$197,508
Operating income (loss):
East	$8,200	$6,901
Central	11,444	5,465
West	2,012	2,793
South and other	1,657	1,245
Corporate	(4,197)	(4,947)
Total operating income	$19,116	$11,457
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$19,116	$11,457
Interest expense	(3,025)	(3,216)
Interest income	167	158
Loss on debt retirement	—	—
Income from continuing operations before income taxes	$16,258	$8,399

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the six months ended June 30, 2015 and 2014 (in thousands, unaudited):

	Six months ended June 30,
	2015	2014
Net revenues:
East	$150,791	$140,837
Central	143,812	103,270
West	51,643	50,106
South and other	50,127	47,918
Corporate	—	—
Total net revenues	$396,373	$342,131
Operating income (loss):
East	$7,921	$35,207
Central	21,750	13,332
West	5,463	6,699
South and other	6,095	10,003
Corporate	(8,167)	(18,275)
Total operating income	$33,062	$46,966
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$33,062	$46,966
Interest expense	(5,928)	(6,361)
Interest income	310	1,617
Income from continuing operations before income taxes	$27,444	$42,222

Assets by segment:	June 30, 2015	December 31, 2014
East	$533,522	$510,033
Central	399,111	409,976
West	132,652	121,889
South and other	125,805	127,791
Corporate	109,995	120,001
Total assets	$1,301,085	$1,289,690
NOTE 20—SUBSEQUENT EVENTS
On July 31, 2015, our Board of Directors authorized a stock repurchase program (the "Stock Repurchase Program") pursuant to which the Company may, from time to time, repurchase up to $50 million of the Company's common stock. As part of the Stock Repurchase Program, and subject to the terms of the Company's credit facility, shares may be repurchased in open market transactions including through block purchases, through privately negotiated transactions, pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the "Exchange Act"), through tender offers or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, on terms to be determined from time to time.
The Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The Stock Repurchase Program does not obligate the Company to purchase any particular amount of common stock at any particular price or at all. The Stock Repurchase Program may be suspended, modified, or terminated by the Company's Board of Directors at any time for any reason.

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
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of June 30, 2015, our properties collectively included approximately 391,000 square feet of gaming space with 8,000 slot machines, 300 table games and 5,500 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. As of June 30, 2015, our operations by region include the following:

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

In addition, through June 30, 2014, the Company owned River Palms Hotel and Casino ("River Palms") located in Laughlin, Nevada, which is presented as discontinued operations in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2014. On July 1, 2014, the Company sold River Palms to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC.

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

•
Tropicana AC. Casino revenues can vary because of table games hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table games hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods. For the three months ended June 30, 2015, the table game hold percentage decreased 0.5 percentage points compared to the same period of the prior year. For the six months ended June 30, 2015, the table game hold percentage increased 0.5 percentage points compared to the same period in the prior year. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•
Atlantic City Market. Competitive pressure in Atlantic City and the regional market continue to adversely affect the Atlantic City market. Based on market data, the Atlantic City market experienced period over period declines in gross casino win of 10.9% and 10.1% for the three and six months ended June 30, 2015, respectively. In January 2014, the Atlantic Club Casino, one of our competitors, ceased operations and Tropicana AC purchased various gaming equipment and the casino's patron database for $9.1 million. In the third quarter of 2014, three additional competitors ceased operations in Atlantic City. A comparison of year over year revenues for the remaining eight operating casinos in Atlantic City reflects period over period increases in gross casino win of 2.6% and 4.2% for the three and six months ended June 30, 2015, respectively.

•
Impairment losses. In the six months ended June 30, 2014, we determined there was an indication of impairment related to goodwill tested at the Tropicana AC reporting unit and recognized a $9.1 million goodwill impairment due to Tropicana AC's carrying value exceeding its fair value.

•
Insurance Recoveries.  In January 2014, we settled claims related to the Jubilee barge loss for $5.9 million and received the remaining $5.2 million in insurance proceeds related to this claim. As a result of the settlement, a gain of $4.6 million was included in the accompanying condensed consolidated statement of income for the six months ended June 30, 2014.

We received a cash settlement of $1.2 million during the second quarter of 2014 related to the business interruption claim that we had filed as a result of Superstorm Sandy in 2012.

•
Predecessor related gain settlement. In January 2014, we received a $31.7 million cash payment to satisfy a property tax settlement in Atlantic City. This gain is recorded in Property tax settlement in the accompanying condensed consolidated statement of income for the six months ended June 30, 2014.

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "New Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "New Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the New Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the New Term Loan Facility accrue interest at a floating rate which was 4.00% as of June 30, 2015. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the existing Term Loan Facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest.

Our interest expense was $5.9 million and $6.4 million for the six months ended June 30, 2015 and 2014, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.5 million for each of the six months ended June 30, 2015 and 2014, respectively.

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

•
General Economic Conditions.  Current economic conditions, resulting in decreased discretionary spending by our customers, continue to adversely impact us and the gaming industry as a whole. While general economic conditions have modestly improved, we cannot assure that they will continue to improve or will not worsen in the future.

•
Cost Efficiencies.  As a result of economic conditions, we continue to focus on efficiency initiatives. These cost saving initiatives include decreased payroll and benefits expense related to our company-sponsored health insurance plans.

Three months ended June 30, 2015 compared to three months ended June 30, 2014
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended June 30,
	2015	2014
Net revenues:
East	$82,340	$77,818
Central	71,873	72,229
West	25,095	24,923
South and other	23,684	22,538
Corporate	—	—
Total net revenues	$202,992	$197,508
Operating income (loss):
East	$8,200	$6,901
Central	11,444	5,465
West	2,012	2,793
South and other	1,657	1,245
Corporate	(4,197)	(4,947)
Total operating income	$19,116	$11,457
Operating income margin(a):
East	10.0%	8.9%
Central	15.9%	7.6%
West	8.0%	11.2%
South and other	7.0%	5.5%
Total operating income margin	9.4%	5.8%
(a)Operating income margin is operating income as a percentage of net revenues.
The following table presents detail of our net revenues (in thousands):

	Three months ended June 30,
	2015	2014
Revenues:
Casino	$159,825	$157,864
Room	30,705	30,412
Food and beverage	26,822	28,030
Other	7,377	6,840
Gross revenues	224,729	223,146
Less promotional allowances	(21,737)	(25,638)
Net revenues	$202,992	$197,508
Net Revenues
In the East region, net revenues were $82.3 million for the three months ended June 30, 2015, an increase of $4.5 million, or 5.8%, when compared to the three months ended June 30, 2014. Tropicana AC's net revenues comprise approximately 41% and 39% of the Company's total net revenues for the three months ended June 30, 2015 and 2014, respectively. Based on market data, the Atlantic City market experienced year-over-year declines in gross casino win of 10.9% for the three months ended June 30, 2015, due primarily to the closure of four casino properties in Atlantic City during 2014. A comparison of year-over year results for the remaining eight properties reflects a 2.6% increase in gross casino win in the Atlantic City market for the three months ended June 30, 2015. Tropicana AC's gross casino win increased 1.8% in the three months ended June 30, 2015, as compared to the corresponding prior year period primarily as a result of increased customer volumes. In addition, promotional gaming credits redeemed at Tropicana AC were reduced by 16.0% during that time period; as a result, total net casino revenue (after deducting promotional gaming credits) at Tropicana AC increased 4.4% in the three months ended June 30, 2015 as compared to the same period of 2014. Internet gaming revenues also increased by approximately $2.0 million during the three months ended June 30, 2015 as compared to the comparable prior year period. Several renovation and construction projects at Tropicana AC were completed during the quarter ended June 30, 2015, including hotel room and casino floor renovations, boardwalk facade renovations and the opening of a new fitness center. Revenue from rooms increased for the three months ended June 30, 2015 as compared to the corresponding prior year period, due to increases in both occupied rooms and the average daily room rate. The average daily room rate was $87 for the three months ended June 30, 2015, compared to $84 for the three months ended June 30, 2014. The occupancy rate for the three months ended June 30, 2015 at Tropicana AC was 81%, up from 78% for the three months ended June 30, 2014.
In the Central region, net revenues were $71.9 million for the three months ended June 30, 2015, a decrease of $0.4 million from the three months ended June 30, 2014. In April 2014, the Company completed its acquisition of Lumière Place which contributed $41.0 million in net revenues for the three months ended June 30, 2015. Casino revenues at Lumiere decreased $3.4 million compared to the prior year period primarily due to a 16.5% decrease in slot volumes and a 4.8% decrease in table games volumes. This was partially offset by reductions in promotional gaming credits and promotional allowances as compared to the prior year, when promotional spending was inflated as the Company was trying to establish itself in the St. Louis market. In addition, net revenues at Tropicana Evansville increased 4.9% during the three months ended June 30, 2015 as compared to the prior year period. The occupancy rate for the three months ended June 30, 2015 in the Central Region was 82%, an increase from 78% in the three months ended June 30, 2014. The average daily room rate in the Central Region decreased to $140 for the three months ended June 30, 2015, compared to $145 for the three months ended June 30, 2014.
In the West region, net revenues were $25.1 million for the three months ended June 30, 2015, an increase of $0.2 million, or 0.7%, compared to the three months ended June 30, 2014. At Tropicana Laughlin, net revenues increased $1.9 million for the three months ended June 30, 2015 primarily due to increased marketing incentives, including promotional gaming credits given to our casino patrons. At MontBleu, net revenues decreased $1.7 million due to lower gaming, hotel and food and beverage revenue resulting from disruption from a major room renovation project that has significantly impacted business. In addition, at the end of March 2014 a competitor across the street from MontBleu closed. The property was substantially renovated and reopened as a "Hard Rock" branded casino hotel in 2015, thereby increasing competition to MontBleu. The average daily room rate for the West region was $48 for the three months ended June 30, 2015, in line with the room rate for the comparable prior year period. The occupancy rate in the West region was 60% for the three months ended June 30, 2015 an increase from 58% for the three months ended June 30, 2014.
In the South and other region, net revenues were $23.7 million for the three months ended June 30, 2015, an increase of $1.1 million, or 5.1%, compared to the three months ended June 30, 2014. Casino revenues, net of promotional gaming credits for the South and other region increased $1.2 million. Net revenues at the Belle of Baton Rouge were relatively flat for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to an increase in promotional slot play which is recorded as a reduction in revenues combined with a 1.1% decrease in slot volumes, and offset by a 14.7% increase in table games volumes. Tropicana Greenville's net revenues increased $1.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to 16.8% higher slot volumes and a 72.2% increase in table game volumes; the increase in gaming revenue was partially due to the completion of Greenville's casino renovation project in the fourth quarter of 2014. Tropicana Aruba's net revenue was relatively flat during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The occupancy rate at our properties in the South and other region was 67% and 68% for the three months ended June 30, 2015 and 2014, respectively. The average daily room rate for the South and other region was $71 and $76 for the three months ended June 30, 2015 and 2014, respectively.
Operating Income
In the East region, the operating income for the three months ended June 30, 2015 was $8.2 million, a $1.3 million increase compared to the three months ended June 30, 2014. The operating income in the East region was higher than the prior year primarily due to the net revenue increase discussed above, partially offset by increased costs related to Internet gaming, gaming taxes, and other operating expenses.
In the Central region, the operating income for the three months ended June 30, 2015 was $11.4 million, a $6.0 million increase compared to the three months ended June 30, 2014. The improvement was primarily driven by expense reductions at Lumière Place, combined with the increased net revenues at Evansville, as discussed previously.
In the West region, the operating income for the three months ended June 30, 2015 was $2.0 million, a $0.8 million decrease compared to the three months ended June 30, 2014. The decrease is mainly attributable to the decreased revenues at MontBleu resulting from the ongoing room renovation project, partially offset by improvement in operating income at Tropicana Laughlin, resulting from the increase in net revenues, as discussed above.
In the South and other region operating income for the three months ended June 30, 2015 was $1.7 million, a $0.4 million increase compared to the three months ended June 30, 2014. This increase is primarily due to the increased revenue, as previously discussed, partially offset by increased taxes and depreciation expense during the three months ended June 30, 2015.

Corporate expenses were $4.2 million for the three months ended June 30, 2015, a $0.8 million decrease from the three months ended June 30, 2014, driven primarily by lower professional fees.
Interest Expense
Interest expense for the three months ended June 30, 2015 and 2014 was $3.0 million and $3.2 million, respectively. The interest expense for the three months ended June 30, 2015 decreased compared to the prior year period primarily due to a reduced principal balance on our New Term Loan Facility which accrues interest at a floating rate, which was 4.0% per annum as of June 30, 2015. Cash paid for interest, net of interest capitalized, decreased to $2.8 million from $3.0 million for the three months ended June 30, 2015 and 2014, respectively, related to the lower interest rate under the New Term Loan Facility and the capitalization of interest in 2014.
Income Taxes
Income tax expense from continuing operations was $6.7 million for the three months ended June 30, 2015 and our effective income tax rate was 41.1%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended June 30, 2015 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the three months ended June 30, 2014, the income tax expense from continuing operations was $3.5 million and our effective tax rate was 41.2%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended June 30, 2014, was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.
Six months ended June 30, 2015 compared to six months ended June 30, 2014
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Six months ended June 30,
	2015	2014
Net revenues:
East	$150,791	$140,837
Central	143,812	103,270
West	51,643	50,106
South and other	50,127	47,918
Corporate	—	—
Total net revenues	$396,373	$342,131
Operating income (loss):
East	$7,921	$35,207
Central	21,750	13,332
West	5,463	6,699
South and other	6,095	10,003
Corporate	(8,167)	(18,275)
Total operating income	$33,062	$46,966
Operating income margin(a):
East	5.3%	25.0%
Central	15.1%	12.9%
West	10.6%	13.4%
South and other	12.2%	20.9%
Total operating income margin	8.3%	13.7%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Six months ended June 30,
	2015	2014
Revenues:
Casino	$316,442	$276,068
Room	56,437	50,519
Food and beverage	51,923	46,739
Other	14,073	11,804
Gross revenues	438,875	385,130
Less promotional allowances	(42,502)	(42,999)
Net revenues	$396,373	$342,131
Net Revenues
In the East region, net revenues were $150.8 million for the six months ended June 30, 2015, an increase of $10.0 million, or 7.1%, when compared to the six months ended June 30, 2014. Based on market data, the Atlantic City market experienced year-over-year declines in gross casino win of 10.1% in the six months ended June 30, 2015; a comparison of year-over-year results for the remaining eight properties reflects a 4.2% increase in gross casino win in the Atlantic City market. Tropicana AC gross casino win increased 5.3% in the six months ended June 30, 2015 as compared to the corresponding prior year period. Net revenue increases for Tropicana AC are primarily due to a $7.8 million increase in casino revenues as a result of increased internet gaming revenues, together with increased customer volumes. The average daily room rate was $84 and $82 for the six months ended June 30, 2015 and 2014, respectively. The occupancy rate increased to 76% for the six months ended June 30, 2015 compared to 71% for the six months ended June 30, 2014. Net revenues for our hotel increased despite fewer rooms available for sale in the six months ended June 30, 2015 due to room renovations, which were completed in the second quarter of 2015.
In the Central region, net revenues were $143.8 million for the six months ended June 30, 2015, an increase of $40.5 million, compared to the six months ended June 30, 2014. In April 2014, the Company completed its acquisition of Lumière Place which was the primary reason for the increase in net revenues for the six months ended June 30, 2015. At Tropicana Evansville, lower table volumes and hold resulted in lower casino revenues, despite a 1.9% increase in slot volumes during the six months ended June 30, 2015. In addition, efforts in Evansville to shift revenues from complimentary to cash resulted in a reduction in promotional allowances, which contributed to the increase in net revenues. The occupancy rate for the six months ended June 30, 2015 in the Central region was 79%, an increase from 76% in the six months ended June 30, 2014. The increased occupancy rate reflects higher customer visitation at Tropicana Evansville in the current period compared to the prior year period and the acquisition of Lumière Place. The average daily room rate in the Central region was $133 for the six months ended June 30, 2015, compared to $131 for the six months ended June 30, 2014.
In the West region, net revenues were $51.6 million for the six months ended June 30, 2015, an increase of $1.5 million, or 3.1%, compared to the six months ended June 30, 2014. The increase was primarily driven by increases in casino revenues, partially offset by increased promotional allowances. Casino revenues in the West region increased due to increased slot volumes at Tropicana Laughlin, partially offset by a 12.3% decrease in table games volumes. Net revenues at Tropicana Laughlin increased $4.5 million for the six months ended June 30, 2015 compared to the same period in the prior year primarily due to increased customer visitation related to marketing incentives given to our casino patrons and lower gas prices. At MontBleu, net revenues decreased $3.0 million due to decreased customer visitation related to a major room renovation at our property and a new competitor opening during the six months ended June 30, 2015 compared to the prior year period, as previously discussed. The average daily room rate for the West region was $45 for the six months ended June 30, 2015 compared to $47 for the six months ended June 30, 2014. The occupancy rate for the six months ended June 30, 2015 and 2014 at our properties in the West region was 59% and 55%, respectively.
In the South and other region, net revenues were $50.1 million for the six months ended June 30, 2015, an increase of $2.2 million, or 4.6%, compared to the six months ended June 30, 2014. The increase was primarily due to a $1.7 million increase in casino revenues, as well as increases in food and beverage revenues for the South and other region for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Casino revenues in the South and other region increased due to a 5.2% increase in slot volumes combined with a 6.7% increase in table games volumes, partially offset by lower table games hold. Tropicana Greenville's net revenues increased $2.6 million due to 19.0% higher slot volumes and 53.0% higher table games volumes. Tropicana Greenville opened its new gaming operation expansion in October 2014, which includes new gaming options, a VIP Lounge, a casual dining restaurant, a live entertainment stage and covered casino parking. Net revenues at the Belle of Baton Rouge decreased $0.2 million for the six months ended June 30, 2015, primarily due to decreased table game hold of 3.8 points, although table games volume increased 2.8%. At Tropicana Aruba decreased slot volumes and table games volumes due to the closure of the casino for renovations contributed to a decrease of $0.1 million in net revenues during the six months ended June 30, 2015. The casino floor at Tropicana Aruba reopened mid-February 2015. The occupancy rate at our properties in the South and other region was 71% and 69% for the six months ended June 30, 2015 and 2014, respectively. The average daily room rate for the South and other region was $81 and $82 for the six months ended June 30, 2015 and 2014, respectively.
Operating Income
In the East region, the operating income for the six months ended June 30, 2015 was $7.9 million, compared to an operating income of $35.2 million for the six months ended June 30, 2014. The operating income in the East region for the six months ended June 30, 2015 was unfavorable compared to the prior year primarily due to a real estate tax settlement which resulted in a $31.7 million one-time cash payment received at Tropicana AC during the six months ended June 30, 2014. In the current year period, Tropicana AC recorded an increase in expenses due to an increase in the real estate tax assessed in the current period.
In the Central region, the operating income for the six months ended June 30, 2015 was $21.8 million, an $8.4 million increase compared to the six months ended June 30, 2014. In April 2014, we completed the acquisition of Lumière Place which contributed $6.4 million of the increase in operating income for the six months ended June 30, 2015. The additional increase in operating income is related to the increase in net revenues in Evansville discussed above, combined with decreased operating expenses during the six months ended June 30, 2015.
In the West region, the operating income for the six months ended June 30, 2015 was $5.5 million, a $1.2 million decrease compared to the six months ended June 30, 2014. The decrease in operating income is mainly attributable to the MontBleu, where although management focused on controlling operating costs and expenses during the disruption caused by the ongoing room renovation project, the reduction in expenses only partially offset the decreased revenues during the six months ended June 30, 2015 at the property. Additionally, the West region properties realized a $0.4 million increase in depreciation and amortization expense related to new capital projects placed in service after the comparable period in the prior year.
In the South and other region operating income for the six months ended June 30, 2015 was $6.1 million, a $3.9 million decrease compared to the six months ended June 30, 2014. This decrease is primarily due to a gain on insurance recoveries of $4.6 million, net of expenses and write-downs recorded in the six months ended June 30, 2014. The decrease from the prior year also resulted from increased payroll costs and operating expenses associated with higher customer volumes at Tropicana Greenville, as well as higher depreciation and amortization costs in the region during the six months ended June 30, 2015.
Corporate expenses were $8.2 million for the six months ended June 30, 2015, a $10.1 million decrease from the six months ended June 30, 2014, driven primarily by a $9.1 million goodwill impairment recognized during the six months ended June 30, 2014 due to Tropicana AC's carrying value exceeding its fair value. In addition, we recorded a decrease in professional fees during the six months ended June 30, 2015.
Interest Expense
Interest expense for the six months ended June 30, 2015 and 2014 was $5.9 million and $6.4 million, respectively. The interest expense for the six months ended June 30, 2015 decreased compared to the prior year period primarily due to reduced principal balance on our New Term Loan Facility which accrues interest at a floating rate, which was 4.0% per annum as of June 30, 2015. Cash paid for interest, net of interest capitalized, decreased to $5.5 million from $6.0 million for the six months ended June 30, 2015 and 2014, respectively, related to the lower principal balance under the New Term Loan Facility and the capitalization of interest in 2015. Interest expense also includes approximately $0.5 million of amortization of debt issuance costs and discounts for each of the six months ended June 30, 2015 and 2014, respectively.
Income Taxes
Income tax expense from continuing operations was $11.3 million for the six months ended June 30, 2015 and our effective income tax rate was 41.0%. The difference between the federal statutory rate of 35% and the effective tax rate for the six months ended June 30, 2015 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the six months ended June 30, 2014, the income tax expense from continuing operations was $13.3 million and our effective tax rate was 31.5%. The difference between the federal statutory rate of 35% and the effective tax rate for the six months ended June 30, 2014, was primarily due to the utilization of our deferred tax assets offset by disallowed foreign losses, the goodwill impairment, state income taxes (net of federal benefit), and other permanent differences.

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
Liquidity and Capital Resources
Our cash flows are and will continue to be affected by a variety of factors, many of which are outside of our control, including regulatory restrictions, competition, financial markets and other general business conditions. We believe that we will have sufficient liquidity through available cash, credit facilities and cash flow from our properties to fund our cash requirements and capital expenditures for our normal operating activities for at least twelve months. However, we cannot provide assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations as our results for future periods are subject to numerous uncertainties that may result in liquidity problems that could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions. In addition, we continually evaluate our financing needs and we may refinance all or a portion of our indebtedness on or before maturity. Liquidity may be impacted if stock repurchases are made under the stock repurchase program noted below (the "Stock Repurchase Program").
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
Our material cash requirements for our existing properties for 2015 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $3.0 million and $12.0 million, respectively, (ii) maintenance capital expenditures expected to be between $30 million and $40 million, (iii) growth capital expenditures expected to be approximately $60 million, a portion of which will be reimbursed in 2015 through Approved CRDA Project Funds (defined below), and (iv) minimum lease payments under our operating leases of approximately $6.8 million. Except for $24 million of capital renovation at MontBleu required by its lease agreement, the majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above. We have been approved to use $18.8 million of our CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. In addition we have been approved for approximately $4.8 million in a grant through the New Jersey Economic Development Authority, ERG Grant Program ("ERG Grant").
The following table summarizes our cash flows, which includes cash flows generated from discontinued operations within operating and investing activities (in thousands):

	Six months ended June 30,
	2015	2014
Cash Flow Information:
Net cash provided by operating activities	$52,573	$60,214
Net cash used in investing activities	(63,070)	(257,729)
Net cash provided by (used in) financing activities	197	(1,514)
Net decrease in cash and cash equivalents	$(10,300)	$(199,029)
During the six months ended June 30, 2015, our operating activities provided $52.6 million in cash. Cash paid for interest, net of interest capitalized, was $5.5 million and $6.0 million for the six months ended June 30, 2015 and 2014, respectively. This decrease primarily relates to the decreased principal balance under our New Term Loan Facility and the capitalization of interest in 2015. Net cash provided by operating activities for the six months ended June 30, 2015 decreased from the prior year period due to the $31.7 million cash gain on a property tax settlement. Operating cash provided by discontinued operations was $0.4 million for the six months ended June 30, 2014.
During the six months ended June 30, 2015, our investing activities used $63.1 million in cash. Net cash used in investing activities primarily consisted of $61.5 million for capital expenditures and $1.7 million in sales and luxury tax rebates included in other investing activities in the six months ended June 30, 2015. Net cash used in investing activities during the six months ended June 30, 2014 consists of $237.3 million related to the Lumière Place Acquisition, net of cash acquired, $29.2 million for capital expenditures, offset by $5.2 million in insurance proceeds and $1.7 million in sales and luxury tax rebates included in other investing activities. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Investing cash used in discontinued operations for capital expenditures was $0.4 million for the six months ended June 30, 2014.
During the six months ended June 30, 2015, our financing activities provided $0.2 million in cash. Net cash provided by financing activities for the six months ended June 30, 2015 primarily consisted of amounts previously classified as restricted cash offset by payments on the New Term Loan Facility. Net cash provided by financing activities for the six months ended June 30, 2014 primarily consisted of payments on the New Term Loan Facility.
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

The New Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of June 30, 2015, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Our interest expense for the six months ended June 30, 2015 and 2014 was $5.9 million and $6.4 million, respectively, which includes $0.5 million of amortization of the related debt discounts and debt issuance costs for each of the six months ended June 30, 2015 and 2014.

Stock Repurchase Program

On July 31, 2015 our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock with no set expiration date. The Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by the Board of Directors or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. As of the date of this report, we have not yet repurchased any shares of our common stock under the Stock Repurchase program.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the six months ended June 30, 2015 compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our New Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of June 30, 2015, assuming a 1% increase over the 4.0% minimum interest rate specified in our New Term Loan Facility, our annual interest cost would increase by approximately $3.0 million.
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of June 30, 2015. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS.
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 includes a discussion of our risk factors. Except as discussed below, there have been no material changes to our risk factors during the six months ended June 30, 2015 as compared to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our Stock Repurchase Program could affect the price our our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
On July 31, 2015 our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program.
Repurchases pursuant to our Stock Repurchase Program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. We cannot assure you that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase shares of common stock. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness. As of the date of this report, we have not yet repurchased any shares of our common stock under the Stock Repurchase Program.

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

TROPICANA ENTERTAINMENT INC.

Date:	August 6, 2015	By:	/s/ THERESA GLEBOCKI
		Name:	Theresa Glebocki
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)