Form 10-Q
period 2015-09-30
Tropicana Entertainment Inc.
filed 2015-11-03
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of November 2, 2015, there were 26,312,500 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$223,124	$195,735
Restricted cash	14,044	15,740
Receivables, net	18,801	22,713
Inventories	6,688	7,482
Prepaid expenses and other assets	11,532	13,671
Deferred tax assets, net	9,078	9,078
Total current assets	283,267	264,419
Property and equipment, net	763,781	740,752
Goodwill	15,857	15,857
Intangible assets, net	74,424	75,010
Investments	29,327	32,825
Deferred tax assets	150,023	150,023
Other assets, net	9,742	10,804
Total assets	$1,326,421	$1,289,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Accounts payable	34,793	43,612
Accrued expenses and other current liabilities	94,206	78,937
Total current liabilities	131,999	125,549
Long-term debt, net	289,905	291,992
Other long-term liabilities	6,345	6,757
Total liabilities	428,249	424,298

Commitments and contingencies

Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at September 30, 2015 and December 31, 2014	263	263
Additional paid-in capital	600,359	600,359
Retained earnings	297,550	264,770
Total shareholders' equity	898,172	865,392
Total liabilities and shareholders' equity	$1,326,421	$1,289,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Casino	$168,977	$167,283	$485,419	$443,351
Room	37,238	37,299	93,675	87,818
Food and beverage	28,860	30,034	80,783	76,773
Other	7,646	7,626	21,719	19,430
Gross revenues	242,721	242,242	681,596	627,372
Less promotional allowances	(23,773)	(25,143)	(66,275)	(68,142)
Net revenues	218,948	217,099	615,321	559,230
Operating costs and expenses:
Casino	71,168	74,455	208,458	200,609
Room	12,662	12,769	33,215	31,033
Food and beverage	14,244	14,468	40,924	36,604
Other	5,389	4,693	14,244	12,602
Marketing, advertising and promotions	16,160	15,663	45,811	42,522
General and administrative	32,359	39,626	107,430	106,101
Maintenance and utilities	19,114	18,914	53,959	52,266
Depreciation and amortization	16,736	13,752	46,245	36,225
Impairment charges, other write-downs and recoveries	19	961	876	4,229
Property tax settlement	—	—	—	(31,725)
Total operating costs and expenses	187,851	195,301	551,162	490,466
Operating income	31,097	21,798	64,159	68,764

Other income (expense):
Interest expense	(3,211)	(3,203)	(9,139)	(9,564)
Interest income	133	132	443	1,749
Total other expense	(3,078)	(3,071)	(8,696)	(7,815)
Income from continuing operations before income taxes	28,019	18,727	55,463	60,949
Income tax expense	(11,428)	(6,655)	(22,683)	(19,940)
Income from continuing operations	16,591	12,072	32,780	41,009
Income from discontinued operations, net	—	1,605	—	1,708
Net income	$16,591	$13,677	$32,780	$42,717

Basic and diluted income per common share:
Income from continuing operations	$0.63	$0.46	$1.25	$1.56
Income from discontinued operations, net	—	0.06	—	0.06
Net income	$0.63	$0.52	$1.25	$1.62

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313	26,313	26,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$32,780	$42,717
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance recoveries	—	(5,843)
Insurance proceeds from business interruption	—	1,250
Loss on sale of discontinued operations	—	233
Depreciation and amortization (including discontinued operations)	46,245	36,225
Amortization of debt discount and debt issuance costs	757	768
Impairment charges	153	9,071
Loss on disposition of asset (including discontinued operations)	723	1,001
Changes in current assets and current liabilities:
Receivables, net	3,912	(6,658)
Inventories, prepaids and other assets	2,932	(2,269)
Accrued interest	(71)	—
Accounts payable, accrued expenses and other liabilities	11,092	20,082
Other	576	4,390
Net cash provided by operating activities	99,099	100,967
Cash flows from investing activities:
Additions of property and equipment	(77,432)	(52,020)
Insurance proceeds	—	5,200
Proceeds from sale of discontinued operations	—	6,750
Lumière Place acquisition, net of $11,015 cash acquired	—	(237,317)
Other	6,276	3,768
Net cash used in investing activities	(71,156)	(273,619)
Cash flows from financing activities:
Payments on debt	(2,250)	(2,250)
Restricted cash	1,696	(20)
Net cash used in financing activities	(554)	(2,270)
Net increase (decrease) in cash and cash equivalents	27,389	(174,922)
Increase in cash and cash equivalents related to assets held for sale	—	2,138
Cash and cash equivalents, beginning of period	195,735	356,755
Cash and cash equivalents, end of period	$223,124	$183,971

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest, net of interest capitalized	$8,454	$8,838
Cash paid for income taxes	13,249	16,396
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	3,641	4,570

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
Restricted Cash
Restricted cash consisted primarily of funds invested in money market funds. At September 30, 2015 and December 31, 2014, $7.6 million and $9.6 million, respectively, was restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $6.5 million and $6.2 million respectively was restricted to collateralize letters of credit.
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
The amounts included in promotional allowances consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Room	$9,353	$9,521	$26,056	$25,611
Food and beverage	12,436	13,413	34,416	35,449
Other	1,984	2,209	5,803	7,082
Total	$23,773	$25,143	$66,275	$68,142

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The estimated departmental costs and expenses of providing these promotional allowances, for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Room	$4,454	$4,551	$13,996	$13,816
Food and beverage	10,834	12,143	30,144	32,362
Other	603	967	1,776	2,401
Total	$15,891	$17,661	$45,916	$48,579
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impacts, if any, the adoption of ASU No. 2014-09 will have on the Company's financial position or results of operations.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB ASU Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option that currently exists for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU should be applied prospectively with earlier application permitted as of the beginning of an interim period or annual reporting period. The Company does not anticipate the adoption of this ASU to have a material impact on the Company's financial position or results of operations.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends FASB ASU Topic 805, Business Combinations. This ASU eliminates the requirement to retrospectively adjust provisional amounts recognized at the acquisition dates of business combinations. Rather, this ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate the adoption of this ASU to have a material impact on the Company's financial position or results of operations.
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

Consideration Transferred

The cash purchase price was approximately $261.3 million, which includes an adjustment for working capital as of the acquisition date. The Company funded the net purchase price using cash, which included proceeds from the New Credit Facilities issuance on November 27, 2013. Acquisition-related costs included in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2014 were $0.2 million and $1.3 million, respectively.

Allocation of Purchase Price

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgment.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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

Nine months ended September 30, 2014
Net Revenues	$600,225
Net Income	43,176
Basic and diluted net income per common share	$1.64

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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table presents a summary of fair value measurements by level for certain assets measured at fair value on a recurring basis included in the accompanying condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 (in thousands):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2015
Assets:
CRDA deposits, net	$—	$—	$19,234	$19,234

December 31, 2014
Assets:
CRDA deposits, net	$—	$—	$24,384	$24,384
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
The following table summarizes the changes in fair value of the Company's Level 3 CRDA deposits (in thousands):

	Nine months ended September 30,
	2015	2014
Beginning Balance	$24,384	$22,337
Realized or unrealized gains/(losses)	2,634	(667)
Additional CRDA deposits	3,289	3,051
CRDA Project Funds received	(9,872)	—
Purchases of CRDA investments	(1,201)	(879)
Ending Balance	$19,234	$23,842
Realized or unrealized gains/(losses) related to the Level 3 investments held at the end of the reporting period are included in general and administrative expense during the nine months ended September 30, 2015 and 2014. There were no transfers between fair value levels during the periods ended September 30, 2015 and 2014.
The following table summarizes assets measured at fair value on a nonrecurring basis during the periods ended September 30, 2015 and December 31, 2014 included in the accompanying consolidated balance sheets (in thousands):

	September 30, 2015		December 31, 2014
Category	Level 3 Asset	Recognized Loss	Level 3 Asset	Recognized Loss

Goodwill	$15,857	$—	$15,857	$9,071
Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations or under fresh-start reporting. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year and in certain situations between those annual dates. See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for more detail related to the goodwill impairment analysis.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Long-term Debt
The Company's long-term debt is carried at amortized cost in the accompanying consolidated balance sheets. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices for similar issues. The estimated fair value of long-term debt as of September 30, 2015 and December 31, 2014 is approximately $288.1 million and $288.3 million, respectively.
CRDA Bonds
The Company's CRDA bonds are classified as held-to-maturity since the Company has the ability and intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. The CRDA Bonds are initially recorded at a discount to approximate fair value. After the initial determination of fair value, the Company will analyze the CRDA bonds quarterly for recoverability based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional valuation allowances will be recorded. The fair value of the Company's CRDA bonds are considered a Level 3 fair value measurement. The CRDA bonds carrying value as of September 30, 2015 and December 31, 2014 net of the unamortized discount and valuation allowance is $8.6 million and $8.4 million, respectively, which approximates fair value. See Note 8 - Investments for more detail related to the CRDA bonds.

NOTE 5—RECEIVABLES
Receivables consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Casino	$14,483	$15,472
Hotel	4,693	4,897
Other	10,003	13,596
Receivables, gross	29,179	33,965
Allowance for doubtful accounts	(10,378)	(11,252)
Receivables, net	$18,801	$22,713
NOTE 6—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	September 30, 2015	December 31, 2014
Land	—	$116,190	$115,947
Buildings and improvements	10 - 40	600,251	549,929
Furniture, fixtures and equipment	3 - 7	222,873	182,948
Riverboats and barges	5 - 15	17,417	16,908
Construction in progress	—	22,185	46,058
Property and equipment, gross		978,916	911,790
Accumulated depreciation		(215,135)	(171,038)
Property and equipment, net		$763,781	$740,752
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill and other indefinite-life intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Changes in the carrying amount of Goodwill by segment are as follows (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South and other	1,731	(1,731)	—	1,731	(1,731)	—
Corporate	10,704	(9,071)	1,633	10,704	(9,071)	1,633
Total	$26,659	$(10,802)	$15,857	$26,659	$(10,802)	$15,857

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
Intangible assets consist of the following (in thousands):

	Estimated life (years)	September 30, 2015	December 31, 2014
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	37,387
Customer lists	3	160	160
Favorable lease	5 - 42	15,151	15,374
Total intangible assets		78,198	78,421
Less accumulated amortization:
Customer lists		(80)	(40)
Favorable lease		(3,694)	(3,371)
Total accumulated amortization		(3,774)	(3,411)
Intangible assets, net		$74,424	$75,010
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. In April 2014, indefinite life gaming licenses increased related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). At September 30, 2015 and December 31, 2014 the indefinite life gaming licenses consists of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively.
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
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. In April 2014, the Company recorded customer lists related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). Amortization expense related to customer lists, which was amortized to depreciation and amortization expense, for each of the three and nine months ended September 30, 2015 and 2014 was less than $0.1 million. Estimated annual amortization related to the Lumière Place customer list is anticipated to be $0.1 million in 2015 and 2016 and less than $0.1 million in 2017.
The customer list associated with Lumière Place is valued based on a market approach which considers the price that would be negotiated between a hypothetical buyer and seller. The price was calculated by using market rates for leased customer lists and multiplying it by a value multiple to convert the lease rates into purchase rates.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

amortized to tenant income on a straight-line basis over the terms of the various leases. During the nine months ended September 30, 2015, management reviewed the tenant leases at Tropicana AC and determined that there was a $26 thousand impairment due to certain original tenant leases being terminated early. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for each of the three months ended September 30, 2015 and 2014 was $0.2 million. Amortization expense for nine months ended September 30, 2015 and 2014 was $0.5 million and $0.6 million, respectively.
NOTE 8—INVESTMENTS
CRDA
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of Internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues and 5% on Internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at September 30, 2015 and December 31, 2014 approximates their fair value.
CRDA investments consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Investment in bonds—CRDA	$16,599	$16,409
Less unamortized discount	(4,323)	(4,306)
Less valuation allowance	(3,683)	(3,662)
Deposits—CRDA	24,472	32,257
Less valuation allowance	(5,238)	(7,873)
Direct investment—CRDA	1,045	1,292
Less valuation allowance	(1,045)	(1,292)
Total CRDA investments	$27,827	$32,825
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
After the initial determination of fair value, the Company analyzes the CRDA bonds for recoverability on a quarterly basis based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional valuation allowances are recorded.
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended September 30, 2015 and 2014, the Company included a reduction of $0.2 million and a charge of $0.4 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income. During the nine months ended September 30, 2015 and 2014, the Company included a reduction of $2.0 million and a charge of $1.2 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income.
The Company was approved to use $18.8 million of CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. Approximately $9.9 million of the Approved CRDA Project Funds were reimbursed to Tropicana AC during the three months ended September 30, 2015.
Ruby Seven Studios, Inc.
In March 2015, the Company, through its wholly-owned subsidiary, TropWorld Games LLC ("TWG") entered into an agreement with Ruby Seven Studios, Inc. ("Ruby Seven") to develop an online social gaming site. In accordance with that

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

agreement, in July 2015, TEI R7, a wholly-owned subsidiary of the Company, exercised an option to acquire 1,827,932 shares of Ruby Seven's Series A-1 Preferred Stock for $1.5 million, representing approximately 13.7% of the equity ownership of Ruby Seven. The investment in Ruby Seven is presented at cost on the accompanying condensed consolidated balance sheet.
NOTE 9—OTHER ASSETS
Other assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Debt issuance costs	$3,337	$3,931
Deposits	3,494	3,951
Other	2,911	2,922
Other assets	$9,742	$10,804
NOTE 10—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued payroll and benefits	$32,518	$29,709
Accrued gaming and related	14,323	16,687
Accrued taxes	30,762	16,963
Other accrued expenses and current liabilities	16,603	15,578
Total accrued expenses and other current liabilities	$94,206	$78,937
NOTE 11—DEBT
Debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
New Term Loan Facility, due 2020, interest at 4.0% at September 30, 2015 and December 31, 2014 net of unamortized discount of $1.1 million and $1.3 million at September 30, 2015 and December 31, 2014, respectively	$292,905	$294,992
Less current portion of debt	(3,000)	(3,000)
Total long-term debt, net	$289,905	$291,992
New Credit Facilities
On November 27, 2013, the Company entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “New Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”). Commencing on December 31, 2013, the New Term Loan Facility is amortized in equal quarterly installments in an amount of $750,000, with any remaining balance payable on the final maturity date of the New Term Loan Facility, which is November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018.

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

The New Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

(ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of September 30, 2015, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at September 30, 2015.

NOTE 12—IMPAIRMENT CHARGES, OTHER WRITE DOWNS AND RECOVERIES
Impairment charges, other write-downs and recoveries, included in continuing operations, consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gain on insurance recoveries	$—	$(35)	$—	$(5,843)
Impairment of goodwill and intangibles (Note 7)	—	—	26	9,071
Loss on disposal of assets	19	996	850	1,001
Total impairment charges, other write-downs and recoveries	$19	$961	$876	$4,229
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
Superstorm Sandy Insurance Recovery
In October 2012, Superstorm Sandy forced a city-mandated closure of all casinos in Atlantic City for approximately five days. As a result, the Company filed a claim with the insurance carriers relating to the business interruption caused by

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Superstorm Sandy. The Company received a cash settlement of $1.3 million during the second quarter of 2014 which was recorded as a gain in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2014.
NOTE 13—RELATED PARTY TRANSACTIONS
Insight Portfolio Group LLC
Effective January 1, 2013, the Company acquired a minority equity interest in Insight Portfolio Group LLC (“Insight Portfolio Group”) and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. During each of the three months ended September 30, 2015 and 2014, the Company paid $0.1 million to Insight Portfolio Group. During each of the nine months ended September 30, 2015 and 2014, the Company paid $0.3 million to Insight Portfolio Group.
NOTE 14—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. As of September 30, 2015 and December 31, 2014, the unfavorable lease liability balance was $6.8 million and $7.2 million, respectively, of which $6.3 million and $6.7 million, respectively, is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
In October 2014, Columbia Properties Tahoe, LLC (“CPT”), the Company’s subsidiary that owns MontBleu, entered into a lease amendment with Edgewood Companies (“Landlord”) pursuant to which CPT agreed to expend $24.0 million during the next 18 months on a capital renovation project in exchange for certain lease modifications including future capital expenditure requirements and a Landlord acknowledgment that upon completion of the capital renovation project the property will satisfy the “first class” facility requirements of the lease. As of September 30, 2015, approximately $21.5 million of the capital renovation project had been expended.
Tropicana Evansville Land Lease
The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated. Under the terms of the lease, the Company may extend the lease term through November 30, 2040 by exercising up to seven five-year renewal options. In March 2010, the Company amended the Tropicana Evansville land lease and exercised its second of its seven renewal options which extends the lease term through November 2015. Under the terms of the lease renewal, effective December 1, 2010, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2.0 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 12% of the AGR in excess of $100 million through November 30, 2015 and 10% thereafter. In accordance with the lease renewal, during 2010 the Company paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Belle of Baton Rouge Lease
Belle of Baton Rouge leases certain land and buildings under separate leases, with annual payments of $0.2 million. In addition, Belle of Baton Rouge leases a parking lot with annual base rent of approximately $0.4 million, plus 0.94% of annual adjusted gross revenue in excess of $45 million but not to exceed $80 million through August 2017.
Tropicana Greenville Lease
Tropicana Greenville leases approximately four acres of land on which the entry and parking facilities of the casino are situated. Tropicana Greenville is required to pay an amount equal to 2% of its monthly gross gaming revenues in rent, with a minimum monthly payment of $75,000. In addition, in any given year in which annual gross gaming revenues exceed $36.6 million, Tropicana Greenville is required to pay 8% of the excess amount as rent pursuant to the terms of the lease. The current lease expires in 2019 with options to extend its term through 2044.
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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheet as of September 30, 2015 and December 31, 2014. In its objection to Wimar and CSC's motions for summary judgment, the Company disputes the administrative expense and/or priority status of certain amounts claimed, believes the claims are not payable for other reasons, and also contends that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established in the voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, against CSC and Wimar. On June 24, 2011, the Company, CSC, and Wimar, along

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

with certain other parties, participated in mediation concerning Wimar and CSC's claims, but the mediation terminated without resolution of the claims. Oral arguments on the summary judgment motions were conducted on September 27, 2011 and November 22, 2011.
On October 14, 2015, the Bankruptcy Court entered an opinion order (1) denying Wimar's and CSC's Motions for Summary Judgment seeking allowance and payment of administrative expense claims, and (2) granting, in part, CSC's Motion for Summary Judgment to allow priority status under Bankruptcy Code Section 507(a)(5) for certain contributions made to employee benefit plans and denying, in part, CSC's request in the motion for payment of the priority claims. The Bankruptcy Court also ordered a status conference to consider further proceedings related to (i) CSC's Section 507(a)(5) priority claims and (ii) integrating further litigation related to Wimar's and CSC's motions for allowance of administrative expense claims with the Lightsway Litigation Services, LLC adversary proceeding. On October 28, 2015, the Company and Tropicana Las Vegas filed a joint motion with the Bankruptcy Court seeking clarification of certain aspects of the Bankruptcy Court's opinion and order, which motion is pending. The Company continues to dispute any payment obligation to Wimar or CSC.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 15—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 26,312,500 shares were issued and outstanding as of September 30, 2015 and December 31, 2014. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of September 30, 2015 and December 31, 2014. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Warrants
In accordance with the Plan, holders of the Predecessors' $960 million of 9 5/8% Senior Subordinated Notes and general unsecured claims received warrants to purchase 3,750,000 shares of Common Stock ("Ordinary Warrants"). The Ordinary Warrants had a four year, six month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying condensed consolidated balance sheet. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as a reorganization item of the Predecessors statements of operations. As of September 30, 2014, the term on the Ordinary Warrants had expired and the value of the warrants are included in additional paid in capital.
Significant Ownership
At September 30, 2015, Mr. Icahn indirectly controlled approximately 67.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2014, are the Ordinary Warrants to purchase 3,750,000 shares of our common stock as they were anti-dilutive. The Ordinary Warrants expired during the third quarter of 2014.
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
Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

	Three months ended September 30,	Nine months ended September 30,
	2014	2014
Net revenues	$2,799	$11,929
Operating costs and expenses	(3,898)	(12,917)
Loss from operations	(1,099)	(988)
Loss from sale of discontinued operations	(233)	(233)
Income tax expense	2,937	2,929
Income from discontinued operations, net	$1,605	$1,708
NOTE 18—INCOME TAXES
Effective Tax Rate
The Company's effective income tax rate from continuing operations for the three months ended September 30, 2015 and 2014 was 40.8% and 35.5%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2015 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2014 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, the goodwill impairment, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
The Company's effective income tax rate from continuing operations for the nine months ended September 30, 2015 and 2014 was 40.9% and 32.7%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2015 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2014 was primarily due to the utilization of the Company's deferred tax assets offset by disallowed foreign losses, the goodwill impairment, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

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

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the three months ended September 30, 2015 and 2014 (in thousands, unaudited):

	Three months ended September 30,
	2015	2014
Net revenues:
East	$96,256	$92,705
Central	72,594	74,441
West	27,817	28,530
South and other	22,281	21,423
Corporate	—	—
Total net revenues	$218,948	$217,099
Operating income (loss):
East	$21,193	$13,440
Central	10,026	8,471
West	3,708	4,606
South and other	394	(493)
Corporate	(4,224)	(4,226)
Total operating income	$31,097	$21,798
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$31,097	$21,798
Interest expense	(3,211)	(3,203)
Interest income	133	132
Loss on debt retirement	—	—
Income from continuing operations before income taxes	$28,019	$18,727

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the nine months ended September 30, 2015 and 2014 (in thousands, unaudited):

	Nine months ended September 30,
	2015	2014
Net revenues:
East	$247,046	$233,542
Central	216,406	177,711
West	79,461	78,636
South and other	72,408	69,341
Corporate	—	—
Total net revenues	$615,321	$559,230
Operating income (loss):
East	$29,114	$48,647
Central	31,776	21,803
West	9,171	11,305
South and other	6,489	9,510
Corporate	(12,391)	(22,501)
Total operating income	$64,159	$68,764
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$64,159	$68,764
Interest expense	(9,139)	(9,564)
Interest income	443	1,749
Income from continuing operations before income taxes	$55,463	$60,949

Assets by segment:	September 30, 2015	December 31, 2014
East	$554,643	$510,033
Central	391,900	409,976
West	133,418	121,889
South and other	127,457	127,791
Corporate	119,003	120,001
Total assets	$1,326,421	$1,289,690

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some situations, you may be able to identify such statements by words such as "may," "will," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or other strategic plans, including the integration of Lumière Place into our business, our competition (including online gaming), financing, revenues, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our New Credit Facilities (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects, our required capital expenditures pursuant to agreements we are party to and our anticipated capital expenditures, including our use of our CRDA project funds, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition, and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. All forward-looking statements are qualified in their entirety by reference to the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We operate in a continually changing business environment and new risks emerge from time to time. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of September 30, 2015, our properties collectively included approximately 391,500 square feet of gaming space with 8,041 slot machines, 277 table games and 5,526 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. As of September 30, 2015, our operations by region include the following:

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

•
Tropicana AC. Casino revenues can vary because of table games hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table games hold percentage and, as a result, we may experience greater revenue fluctuation between reporting periods. For the three months ended September 30, 2015, the table game hold percentage decreased 4.2 percentage points compared to the same period of the prior year. For the nine months ended September 30, 2015, the table game hold percentage decreased 1.3 percentage points compared to the same period in the prior year. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•
Atlantic City Market. Competitive pressure in Atlantic City and the regional market continue to adversely affect the Atlantic City market. Based on market data, the Atlantic City market experienced period over period declines in gross casino win of 5.4% and 8.4% for the three and nine months ended September 30, 2015, respectively. In January 2014, the Atlantic Club Casino, one of our competitors, ceased operations and Tropicana AC purchased various gaming equipment and the casino's patron database for $9.1 million. In the third quarter of 2014, three additional competitors ceased operations in Atlantic City. A comparison of year over year revenues for the remaining eight operating casinos in Atlantic City reflects period over period increases in gross casino win of 3.9% and 4.1% for the three and nine months ended September 30, 2015, respectively.

•
Impairment losses. In the nine months ended September 30, 2014, we determined there was an indication of impairment related to goodwill tested at the Tropicana AC reporting unit and recognized a $9.1 million goodwill impairment due to Tropicana AC's carrying value exceeding its fair value.

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

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "New Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "New Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the New Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the New Term Loan Facility accrue interest at a floating rate which was 4.00% as of September 30, 2015. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the existing Term Loan Facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest.

Our interest expense was $9.1 million and $9.6 million for the nine months ended September 30, 2015 and 2014, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.8 million for each of the nine months ended September 30, 2015 and 2014, respectively.

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

Three months ended September 30, 2015 compared to three months ended September 30, 2014
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended September 30,
	2015	2014
Net revenues:
East	$96,256	$92,705
Central	72,594	74,441
West	27,817	28,530
South and other	22,281	21,423
Corporate	—	—
Total net revenues	$218,948	$217,099
Operating income (loss):
East	$21,193	$13,440
Central	10,026	8,471
West	3,708	4,606
South and other	394	(493)
Corporate	(4,224)	(4,226)
Total operating income	$31,097	$21,798
Operating income margin(a):
East	22.0%	14.5%
Central	13.8%	11.4%
West	13.3%	16.1%
South and other	1.8%	(2.3)%
Total operating income margin	14.2%	10.0%
(a)Operating income margin is operating income as a percentage of net revenues.
The following table presents detail of our net revenues (in thousands):

	Three months ended September 30,
	2015	2014
Revenues:
Casino	$168,977	$167,283
Room	37,238	37,299
Food and beverage	28,860	30,034
Other	7,646	7,626
Gross revenues	242,721	242,242
Less promotional allowances	(23,773)	(25,143)
Net revenues	$218,948	$217,099
Net Revenues
In the East region, net revenues were $96.3 million for the three months ended September 30, 2015, an increase of $3.6 million, or 3.8%, when compared to the three months ended September 30, 2014. Tropicana AC's net revenues comprise approximately 44% and 43% of the Company's total net revenues for the three months ended September 30, 2015 and 2014, respectively. Based on market data, the Atlantic City market experienced year-over-year declines in gross casino win of 5.4% for the three months ended September 30, 2015, due primarily to the closure of four casino properties in Atlantic City during 2014. A comparison of year-over year results for the remaining eight properties reflects a 3.9% increase in gross casino win in the Atlantic City market for the three months ended September 30, 2015. Tropicana AC's gross casino win also increased 3.9% in the three months ended September 30, 2015, as compared to the corresponding prior year period, in line with the market increase. Internet gaming revenues, which are included in gross casino win, increased approximately $1.9 million during the three months ended September 30, 2015 as compared to the same period of 2014. Slot promotional gaming credits redeemed at Tropicana AC were 2.7% lower in the third quarter of 2015 compared to the third quarter of 2014. However, although table games drop increased 14.7% in the three months ended September 30, 2015 over the comparable prior year period, primarily due to the reduction in the number of operators in the Atlantic City market, the table games hold percentage decreased 4.2 percentage points, resulting in a 12.2% decrease in table games revenue in the third quarter of 2015 as compared to the third quarter of 2014. As a result, total net casino revenue (after deducting promotional gaming credits) at Tropicana AC increased 4.2% in the three months ended September 30, 2015 as compared to the same period of 2014. Several renovation and construction projects at Tropicana AC were completed during the second quarter of 2015, including hotel room and casino floor renovations, boardwalk facade renovations and the opening of a new fitness center. Revenue from rooms increased 3.0% for the three months ended September 30, 2015 as compared to the corresponding prior year period, due to increases in both the number of occupied rooms and the average daily room rate. The occupancy and average daily room rate was 91% and $103, respectively, for the three months ended September 30, 2015, compared to 92% and $100, respectively, for the three months ended September 30, 2014.
In the Central region, net revenues were $72.6 million for the three months ended September 30, 2015, a decrease of $1.8 million from the three months ended September 30, 2014. Casino revenues at Lumiere Place for the three months ended September 30, 2015 decreased 6.6% compared to the prior year period primarily due to a 5.6% decrease in slot volumes and a 6.9% decrease in table games volumes, due in part to ongoing road construction in the region which impacts access to the property. This was partially offset by reductions in promotional gaming credits and promotional allowances as compared to the prior year period, when promotional spending was inflated as the Company was trying to establish itself in the St. Louis market. Casino revenues at Tropicana Evansville increased 0.9% during the three months ended September 30, 2015 as compared to the prior year period. The occupancy rate for the three months ended September 30, 2015 in the Central Region was 81%, a slight decrease from 82% occupancy in the three months ended September 30, 2014. The average daily room rate in the Central Region was $139 for the three months ended September 30, 2015, compared to $140 for the three months ended September 30, 2014.
In the West region, net revenues were $27.8 million for the three months ended September 30, 2015, a decrease of $0.7 million, or 2.5%, compared to the three months ended September 30, 2014. At Tropicana Laughlin, casino revenues increased 3.8% for the three months ended September 30, 2015 primarily due to a 10.6% increase in table games volumes compared to the prior year period, combined with a reduction in promotional gaming credits. At MontBleu, net revenues declined $1.4 million in the third quarter of 2015 compared to the same period of 2014, due to lower gaming, hotel and food and beverage revenue resulting from continuing disruption from public area renovations that has significantly impacted business. In addition, at the end of March 2014 a competitor across the street from MontBleu closed. The property was substantially renovated and reopened as a "Hard Rock" branded casino hotel in 2015, thereby increasing competition for MontBleu. The average daily room rate for the West region was $58 for the three months ended September 30, 2015, in line with the room rate for the comparable prior year period. The occupancy rate in the West region was 58% for the three months ended September 30, 2015, a decrease from the 62% occupancy for the three months ended September 30, 2014.
In the South and other region, net revenues were $22.3 million for the three months ended September 30, 2015, an increase of $0.9 million, or 4.0%, compared to the three months ended September 30, 2014. Casino revenues for the South and other region increased 4.5%. At the Belle of Baton Rouge, a favorable 6.7% increase in table games volume during the three months ended September 30, 2015, compared to the three months ended September 30, 2014 was offset by a decline in the table hold of 2.2 percentage points, resulting in 5.5% decline in table games revenue. Slot volumes at the Belle of Baton Rouge declined 10.6% during the third quarter of 2015 as compared to the third quarter of 2014, however the decline in volume was partially offset by an increase in the slot hold percentage and a 12.8% decrease in promotional gaming credits redeemed. Tropicana Greenville's casino revenues increased 21.5% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to 14.1% higher slot volumes and an 11.4% increase in table game volumes, together with an increase in the table games hold of 6.2 percentage points. The increase in casino revenue was partially due to the completion of Greenville's casino renovation project in the fourth quarter of 2014. Tropicana Aruba's casino revenue increased 12.5% during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to a 44.0% increase in table games volume combined with a 12.2 percentage point increase in the table games hold. The occupancy rate at our properties in the South and other region was 71% for the three months ended September 30, 2015 compared to 74% for the same period of 2014. The average daily room rate for the South and other region was $70 and $73 for the three months ended September 30, 2015 and 2014, respectively.
Operating Income
In the East region, the operating income for the three months ended September 30, 2015 was $21.2 million, a $7.8 million increase compared to the three months ended September 30, 2014. The operating income in the East region was higher than the prior year period primarily due to the increase in net revenue as discussed above, combined with a $5.4 million reduction in real estate tax expense in the three months ended September 30, 2015 compared to the same period of the prior year, resulting from a lower than expected tax rate increase.
In the Central region, the operating income for the three months ended September 30, 2015 was $10.0 million, a $1.6 million increase compared to the three months ended September 30, 2014. The increase was primarily driven by significant expense reductions at Lumière Place which offset the reductions in net revenue at the property, combined with the increased net revenues at Tropicana Evansville, as discussed previously, as well as lower operating expenses at Tropicana Evansville.
In the West region, the operating income for the three months ended September 30, 2015 was $3.7 million, a $0.9 million decrease compared to the three months ended September 30, 2014. The decrease is mainly attributable to the decreased revenues at MontBleu resulting from the ongoing renovation project, partially offset by improvement in operating income at Tropicana Laughlin, resulting from the increase in net revenues, as discussed above.
In the South and other region operating income for the three months ended September 30, 2015 was $0.4 million, a $0.9 million increase compared to the three months ended September 30, 2014. This increase is primarily due to the increased net revenue in the region, as previously discussed.
Corporate expenses were $4.2 million for the three months ended September 30, 2015, consistent with expenses during the three months ended September 30, 2014. Corporate expenses for the three months ended September 30, 2015 include expenses associated with the launch of TropWorld Games' social gaming website in July 2015.
Interest Expense
Interest expense for each of the three months ended September 30, 2015 and 2014 was $3.2 million. The interest expense on our New Term Loan Facility accrues at a floating rate, which was 4.0% per annum as of September 30, 2015. Cash paid for interest, net of interest capitalized, was $2.9 million for the three months ended September 30, 2015 compared to $2.9 million for the three months ended September 30, 2014.
Income Taxes
Income tax expense from continuing operations was $11.4 million for the three months ended September 30, 2015 and our effective income tax rate was 40.8%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended September 30, 2015 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the three months ended September 30, 2014, the income tax expense from continuing operations was $6.7 million and our effective tax rate was 35.5%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended September 30, 2014, was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Nine months ended September 30,
	2015	2014
Net revenues:
East	$247,046	$233,542
Central	216,406	177,711
West	79,461	78,636
South and other	72,408	69,341
Corporate	—	—
Total net revenues	$615,321	$559,230
Operating income (loss):
East	$29,114	$48,647
Central	31,776	21,803
West	9,171	11,305
South and other	6,489	9,510
Corporate	(12,391)	(22,501)
Total operating income	$64,159	$68,764
Operating income margin(a):
East	11.8%	20.8%
Central	14.7%	12.3%
West	11.5%	14.4%
South and other	9.0%	13.7%
Total operating income margin	10.4%	12.3%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Nine months ended September 30,
	2015	2014
Revenues:
Casino	$485,419	$443,351
Room	93,675	87,818
Food and beverage	80,783	76,773
Other	21,719	19,430
Gross revenues	681,596	627,372
Less promotional allowances	(66,275)	(68,142)
Net revenues	$615,321	$559,230
Net Revenues
In the East region, net revenues were $247.0 million for the nine months ended September 30, 2015, an increase of $13.5 million, or 5.8%, when compared to the nine months ended September 30, 2014. Based on market data, the Atlantic City market experienced year-over-year declines in gross casino win of 8.4% in the nine months ended September 30, 2015; however, a comparison of year-over-year results for the remaining eight properties reflects a 4.1% increase in gross casino win in the Atlantic City market. Tropicana AC gross casino win increased 4.8% in the nine months ended September 30, 2015 as compared to the corresponding prior year period. Net revenue increases for Tropicana AC are primarily due to a $10.8 million increase in casino revenues as a result of increased internet gaming revenues, together with increased customer volumes, offset partially by a 1.3 percentage point decrease in the year to date table games hold as compared to the prior year. The average daily room rate was $92 and $89 for the nine months ended September 30, 2015 and 2014, respectively. The occupancy rate increased to 81% for the nine months ended September 30, 2015 compared to 78% for the nine months ended September 30, 2014. Hotel revenues increased despite fewer rooms available for sale in the nine months ended September 30, 2015 due to room renovations, which were completed in the second quarter of 2015.

In the Central region, net revenues were $216.4 million for the nine months ended September 30, 2015, an increase of $38.7 million, compared to the nine months ended September 30, 2014. In April 2014, the Company completed its acquisition of Lumière Place which was the primary reason for the increase in net revenues for the nine months ended September 30, 2015. At Tropicana Evansville, lower table games volumes and table games hold were offset by reductions in free slot play, resulting in total casino revenues for the nine months ended September 30, 2015 that were in line with the comparable prior year period. In addition, efforts in Evansville to shift revenues from complimentary to cash resulted in a reduction in promotional allowances, which contributed to the increase in net revenues. The occupancy rate for each of the nine months ended September 30, 2015 and 2014 in the Central region was 79%. The average daily room rate in the Central region was $135 for both the nine months ended September 30, 2015, and the nine months ended September 30, 2014.
In the West region, net revenues were $79.5 million for the nine months ended September 30, 2015, an increase of $0.8 million, or 1.0%, compared to the nine months ended September 30, 2014. The increase was driven by increases in net revenues at Tropicana Laughlin, offset by lower net revenues at MontBleu. Slot revenues at Tropicana Laughlin increased 10.5% due to increased slot volumes, while table games revenues at the property were in line with the prior year. Net revenues at Tropicana Laughlin increased $5.2 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to increased customer visitation related to marketing incentives given to our casino patrons and lower gas prices. At MontBleu, net revenues declined $4.4 million in the nine months ended September 30, 2015 compared to the same period of the prior year due to decreased customer visitation related to the room renovation at our property and a new competitor opening during the period, as previously discussed. The average daily room rate for the West region was $50 for the nine months ended September 30, 2015 compared to $51 for the nine months ended September 30, 2014. The occupancy rate for the nine months ended September 30, 2015 and 2014 at our properties in the West region was 59% and 58%, respectively.
In the South and other region, net revenues were $72.4 million for the nine months ended September 30, 2015, an increase of $3.1 million, or 4.4%, compared to the nine months ended September 30, 2014. The increase was primarily due to a $2.5 million increase in casino revenues, as well as increases in food and beverage revenues for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Casino revenues in the South and other region increased due to a 2.4% increase in slot volumes combined with a 7.0% increase in table games volumes, partially offset by a 2.9 percentage point decline in the table games hold. Tropicana Greenville's net revenues increased $3.8 million due to 17.5% higher slot volumes and 38.5% higher table games volumes. Tropicana Greenville opened its new gaming operation expansion in October 2014, which includes new gaming options, a VIP Lounge, a casual dining restaurant, a live entertainment stage and covered casino parking. Net revenues at the Belle of Baton Rouge decreased 1.1% for the nine months ended September 30, 2015, primarily due to a decrease in the table game hold of 3.3 points, although table games volume increased 4.0%. At Tropicana Aruba decreased slot volumes and table games volumes due to the closure of the casino for renovations, partially offset by an increase in the table hold percentage, contributed to a 4.1% decrease in net revenues during the nine months ended September 30, 2015. The casino floor at Tropicana Aruba reopened mid-February 2015. The occupancy rate at our properties in the South and other region was 71% for each of the nine months ended September 30, 2015 and 2014. The average daily room rate for the South and other region was $78 and $79 for the nine months ended September 30, 2015 and 2014, respectively.
Operating Income
In the East region, the operating income for the nine months ended September 30, 2015 was $29.1 million, compared to an operating income of $48.6 million for the nine months ended September 30, 2014. The operating income in the East region for the nine months ended September 30, 2015 declined in comparison to the prior year primarily due to a real estate tax settlement in 2014 which resulted in a $31.7 million one-time cash payment received by Tropicana AC, which was partially offset by the improvements in net revenues during the 2015 period, as previously discussed.
In the Central region, the operating income for the nine months ended September 30, 2015 was $31.8 million, a $10.0 million increase compared to the nine months ended September 30, 2014. In April 2014, we completed the acquisition of Lumière Place which contributed $6.9 million of the increase in operating income for the nine months ended September 30, 2015. The additional increase in operating income is related to the increase in net revenues in Tropicana Evansville discussed above, combined with decreased operating expenses during the nine months ended September 30, 2015.
In the West region, the operating income for the nine months ended September 30, 2015 was $9.2 million, a $2.1 million decrease compared to the nine months ended September 30, 2014. Operating income at Tropicana Laughlin increased $2.3 million for the nine months ended September 30, 2015 compared to the same period of 2014, resulting from the increased net revenues, as previously discussed. However, this increase was offset by a decline in operating income at MontBleu, where although management focused on controlling operating costs and expenses during the disruption caused by the ongoing room renovation project, the reduction in expenses only partially offset the decreased revenues during the nine months ended September 30, 2015 at the property.

In the South and other region operating income for the nine months ended September 30, 2015 was $6.5 million, a $3.0 million decrease compared to the nine months ended September 30, 2014. This decrease is primarily due to a gain on insurance recoveries of $4.6 million, net of expenses and write-downs recorded in the nine months ended September 30, 2014. Expenses reductions at the Belle of Baton Rouge more than offset the decline in net revenues in the nine months ended September 30, 2015 as compared to the same period of the prior year, resulting in an increase in operating income at the propery of $0.5 million. Operating income, excluding the impact of the insurance recovery in 2014, at Tropicana Greenville increased $1.8 million, resulting from the increase in net revenues, as previously discussed. Operating income at Tropicana Aruba decreased $0.7 million, primarily resulting from lower net revenues at the property.
Corporate expenses were $12.4 million for the nine months ended September 30, 2015, a $10.1 million decrease from the nine months ended September 30, 2014, driven primarily by a $9.1 million goodwill impairment recognized during the nine months ended September 30, 2014 due to Tropicana AC's carrying value exceeding its fair value. Corporate expenses for the nine months ended September 30, 2015 include expenses associated with the launch of TropWorld Games' social gaming website in July 2015.
Interest Expense
Interest expense for the nine months ended September 30, 2015 and 2014 was $9.1 million and $9.6 million, respectively. The interest expense for the nine months ended September 30, 2015 decreased compared to the prior year period primarily due to a higher amount of interest capitalized in 2015 related to ongoing construction projects, together with a reduced principal balance on our New Term Loan Facility which accrues interest at a floating rate, which was 4.0% per annum as of September 30, 2015. Cash paid for interest, net of interest capitalized, decreased to $8.5 million from $8.8 million for the nine months ended September 30, 2015 and 2014, respectively, related to the higher capitalization of interest in 2015. Interest expense also includes approximately $0.8 million of amortization of debt issuance costs and discounts for each of the nine months ended September 30, 2015 and 2014, respectively.
Income Taxes
Income tax expense from continuing operations was $22.7 million for the nine months ended September 30, 2015 and our effective income tax rate was 40.9%. The difference between the federal statutory rate of 35% and the effective tax rate for the nine months ended September 30, 2015 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the nine months ended September 30, 2014, the income tax expense from continuing operations was $19.9 million and our effective tax rate was 32.7%. The difference between the federal statutory rate of 35% and the effective tax rate for the nine months ended September 30, 2014, was primarily due to the utilization of our deferred tax assets offset by disallowed foreign losses, the goodwill impairment, state income taxes (net of federal benefit), and other permanent differences.
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
Our material cash requirements for our existing properties for 2015 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $3.0 million and $12.0 million, respectively, (ii) maintenance capital expenditures expected to be between $30 million and $40 million, (iii) growth capital expenditures expected to be approximately $60 million, a portion of which will be reimbursed in 2015 through Approved CRDA Project Funds (defined below), and (iv) minimum lease payments under our operating leases of approximately $6.8 million. Except for $24 million of capital renovation at MontBleu required by its lease agreement, of which approximately $21.5 million has been expended to date, the majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above. We have been approved to use $18.8 million of our CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. In addition we have been approved for approximately $4.8 million in a grant through the New Jersey Economic Development Authority, ERG Grant Program ("ERG Grant").
The following table summarizes our cash flows, which includes cash flows generated from discontinued operations within operating and investing activities (in thousands):

	Nine months ended September 30,
	2015	2014
Cash Flow Information:
Net cash provided by operating activities	$99,099	$100,967
Net cash used in investing activities	(71,156)	(273,619)
Net cash used in financing activities	(554)	(2,270)
Net increase (decrease) in cash and cash equivalents	$27,389	$(174,922)
During the nine months ended September 30, 2015, our operating activities provided $99.1 million in cash. Cash paid for interest, net of interest capitalized, was $8.5 million and $8.8 million for the nine months ended September 30, 2015 and 2014, respectively. This decrease primarily relates to the decreased principal balance under our New Term Loan Facility and the capitalization of interest in 2015. Net cash provided by operating activities for the nine months ended September 30, 2015 decreased from the prior year period due to the $31.7 million cash gain on a property tax settlement. Operating cash used in discontinued operations was $1.7 million for the nine months ended September 30, 2014.
During the nine months ended September 30, 2015, our investing activities used $71.2 million in cash. Net cash used in investing activities primarily consisted of $77.4 million for capital expenditures, partially offset by $9.9 million of Approved CRDA Project Fund reimbursements received, which is included in Other investing activities. Other investing activities also includes $3.3 million of CRDA reinvestment obligations paid and the purchase of Ruby Seven Studios Inc. Series A-1 Preferred Stock for $1.5 million, offset by $2.6 million in sales and luxury tax rebates in the nine months ended September 30, 2015. Net cash used in investing activities during the nine months ended September 30, 2014 consisted of $237.3 million related to the Lumière Place Acquisition, net of cash acquired, $52.0 million for capital expenditures, offset by $5.2 million in insurance proceeds and $2.5 million in sales and luxury tax rebates included in other investing activities. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Investing cash used in discontinued operations for capital expenditures was $0.4 million for the nine months ended September 30, 2014.
During the nine months ended September 30, 2015, our financing activities used $0.6 million in cash. Net cash used in financing activities for the nine months ended September 30, 2015 primarily consisted of amounts previously classified as restricted cash offset by payments on the New Term Loan Facility. Net cash used by financing activities for the nine months ended September 30, 2014 primarily consisted of payments on the New Term Loan Facility.
New Credit Facilities
On November 27, 2013, we entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “New Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”). Commencing on December 31, 2013, the New Term Loan Facility is amortized in equal quarterly installments in an amount of $750,000, with any remaining balance payable on the final maturity date of the New Term Loan Facility, which is November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018.

Approximately $172.4 million of the net proceeds from the New Credit Facilities were used to repay in full the principal amounts outstanding under our then existing Credit Facilities. The Credit Facilities were terminated effective as of November 27, 2013. A portion of the proceeds from the New Credit Facilities was used to finance our acquisition of Lumière Place in April 2014.

The New Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of September 30, 2015, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Our interest expense for the nine months ended September 30, 2015 and 2014 was $9.1 million and $9.6 million, respectively, which includes $0.8 million of amortization of the related debt discounts and debt issuance costs for each of the nine months ended September 30, 2015 and 2014.

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
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the nine months ended September 30, 2015 compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our New Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of September 30, 2015, assuming a 1% increase over the 4.0% minimum interest rate specified in our New Term Loan Facility, our annual interest cost would increase by approximately $2.9 million.

ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of September 30, 2015. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS.
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 includes a discussion of our risk factors. Except as discussed in our Quarterly Report on Form 10-Q for the period ending June 30, 2015, there have been no material changes to our risk factors during the nine months ended September 30, 2015 as compared to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

TROPICANA ENTERTAINMENT INC.

Date:	November 3, 2015	By:	/s/ THERESA GLEBOCKI
		Name:	Theresa Glebocki
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)