Form 10-K
period 2015-12-31
Tropicana Entertainment Inc.
filed 2016-02-24
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2015
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
8345 W. Sunset Road, Suite 300, Las Vegas, Nevada 89113 (Address of principal executive offices, Zip Code)
Registrant's telephone number, including area code: 702-589-3900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of the common stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $135.6 million based on the closing sales price of $16.05 per share of such stock on the OTCQB Market on June 30, 2015. As of February 23, 2016, there were 26,312,500 shares of the Registrant's common stock, $0.01 par value per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our operating or other strategic plans, including our acquisition of Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumiére Place"), our competition (including online gaming), financing, revenues, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our New Credit Facilities (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months; our required capital expenditures pursuant to agreements we are party to, such as the recently announced landside construction project at Tropicana Evansville, and our anticipated capital expenditures, including our use of our CRDA project funds, estimated asset and liability values; risk of counterparty nonperformance; our legal strategies and the potential effect of pending legal claims on our business and financial condition; and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. In some situations, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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
The following chart summarizes certain features of our properties as of December 31, 2015:

Name	Location	Casino Square Footage	Slot Machines (a)	Table Games (b)	Hotel Rooms
East
Tropicana AC	Atlantic City, NJ	124,800	2,343	109	2,078
Central
Tropicana Evansville	Evansville, IN	38,400	969	30	339
Lumière Place (c)	St. Louis, MO	75,000	1,764	60	494
West
Tropicana Laughlin	Laughlin, NV	53,000	947	18	1,487
MontBleu	South Lake Tahoe, NV	45,000	516	25	438
South and other
Belle of Baton Rouge	Baton Rouge, LA	28,500	811	18	288
Tropicana Greenville	Greenville, MS	22,800	605	12	40
Tropicana Aruba	Palm Beach, Aruba	4,000	120	5	362
		391,500	8,075	277	5,526
______________________________________________________________________________

(a)	Includes slot machines, video poker machines and other electronic gaming devices.

(b)	Includes blackjack ("21"), craps, roulette and other table games; does not include poker tables.

(c)	On April 1, 2014, we acquired Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière Place").
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
Diversity in Geography and Product Offerings.    We operate both land-based and dockside gaming facilities in several of the largest commercial gaming states in the United States. In addition, we currently operate a small casino at our property on the Caribbean island of Aruba that was recently renovated. Because our facilities are geographically diversified, we are not subject to reliance on any single gaming market, which we believe mitigates the impact of potential market cycles. The majority of our gaming facilities offer multi-denominational, state-of-the-art slot machines as well as a full range of table games and betting minimums and limits, catering to a wide range of potential customers. Our casino properties include hotel rooms, which both diversifies our revenue base and helps extend the average length of our patrons' stays at our facilities. Additionally, our customers enjoy a strong breadth of product offerings at our facilities, including restaurants, nightclubs, bars, retail stores and entertainment venues, which further diversifies our sources of revenue and offers our customers attractive non-gaming entertainment options.
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
Pursue Appropriate Expansion Opportunities.    Our primary focus has been the stabilization of revenue degradation driven by gaming market declines, implementation of operational improvements, renovation of our existing properties and development of strategic business initiatives at our existing properties. We also consider expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically. For example, in 2015 we launched a social gaming website, TropWorld.com, utilizing a social gaming platform developed and operated by a third party.
Properties and Segments
The Company views each casino property as an operating segment which is aggregated by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. The following describes each of our properties by region. Financial information about our reportable segments for the years ended December 31, 2015, 2014, and 2013 is set forth in our notes to consolidated financial statements.
East
Tropicana AC
Tropicana Casino and Resort, Atlantic City ("Tropicana AC") is situated on a 14-acre site with approximately 660 feet of ocean frontage in Atlantic City, New Jersey. This market generated gaming revenues of approximately $2.4 billion in 2015. Located within driving distance from the densely populated New York-to-Washington D.C. corridor, the Atlantic City market attracts customers within a 300-mile radius, which includes approximately 48 million adults. Tropicana AC is one of the larger properties in Atlantic City featuring 2,078 hotel rooms in four towers and approximately 124,800 square feet of gaming space. In addition to the hotel rooms and gaming facilities, the property features The Quarter, a Havana-themed, Las Vegas-style, approximately 200,000 square-foot indoor entertainment and retail center, hosting several restaurants, nightclubs, shops and an IMAX theatre. Other amenities include a 2,000-seat showroom, an up-scale Disco themed nightclub, a full service spa and salon, a health club and indoor pool, a beach and pool bar and approximately 99,000 square feet of meeting and convention space. Tropicana AC completed an approximate $35 million renovation project which opened in May 2015, and included remodeling the North hotel tower guest rooms, renovation of the casino, restaurant renovations, a new health club operated by a third party operator, new retail outlets and exterior renovations including painting and new lighting. The renovations also included a multimedia light and sound show on the boardwalk. In November 2013, Tropicana received authorization from the New Jersey Division of Gaming Enforcement to commence continuous, 24-hour Internet gaming on its online gaming site, www.TropicanaCasino.com. Tropicana Atlantic City Online showcases a variety of slot game options and classic casino table games. Players have the opportunity to participate in community jackpots and to be rewarded with both on-property and online incentives and have the chance to participate in a variety of promotions. All participants must be 21 or older and physically located in New Jersey to play.
Central
Tropicana Evansville
Tropicana Evansville ("Tropicana Evansville") is a large casino hotel and entertainment complex, and a popular attraction in Evansville, the third largest city in the state of Indiana. The property serves customers in the tri-state region of southern Indiana, southeastern Illinois and northwestern Kentucky and is the only full service casino within an 85-mile radius, an area with approximately 1.2 million adults. Over 60% of Tropicana Evansville's revenues come from customers within a 50-mile radius. The property's casino operations are located dockside on the three-deck "City of Evansville" riverboat. Across the street from the casino and directly connected to it via pedestrian bridges, we own two distinctive hotels: the Tropicana Evansville Hotel, a 243-room hotel that underwent a significant room renovation in 2012 and offers guests a restaurant, conference rooms and banquet facilities; and Le Merigot Hotel, a luxurious 96-room boutique hotel with an upscale lounge. A 44,000-square-foot pavilion adjacent to the riverboat features a fine dining restaurant, two casual dining restaurants, an entertainment lounge, gift shop, coffee shop and players club. The District at Tropicana Evansville, a $33 million entertainment complex that opened in late 2006, includes two restaurants, a nightclub and the Le Merigot Hotel. Tropicana Evansville also includes a seven-story parking garage as well as surface parking.
In November 2015, the Company announced plans to develop a landside gaming facility at Tropicana Evansville. The Company anticipates the facility will encompass 70,000 square feet of enclosed space (including approximately 40,000 square feet of casino floor, additional food and beverage outlets and back of house space), at an estimated cost of $50 million. The Company anticipates groundbreaking to take place in the first quarter of 2016, subject to the receipt of all regulatory approvals and permits, with an expected 18 to 24 month construction period.
Lumière Place Casino
Lumière Place Casino ("Lumière Place") is located on approximately 20 acres, located in historic downtown St. Louis, Missouri near business and entertainment districts and overlooks the Mississippi River. Its location provides significant foot traffic from nearby venues, including the Edward Jones Dome and America's Center convention center, which are connected to Lumière Place via a pedestrian tunnel, the Gateway Arch and Busch Stadium. In addition to the casino, the Lumière Place complex includes the 294 all-suites HoteLumière, the 200-room luxury Four Seasons Hotel St. Louis, 3 full service restaurants, retail shops, indoor pool and fitness center, full service spa and 28,000 square feet of meeting and convention space.
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
MontBleu
MontBleu Casino Resort & Spa ("MontBleu") is situated on approximately 21 acres in South Lake Tahoe, Nevada surrounded by the Sierra Nevada Mountains. The property attracts both drive-in and destination patrons, primarily from the northern California and northern Nevada markets. The area also attracts people seeking outdoor recreational activities. In addition to the casino, the property offers guests 438 hotel rooms, a choice of three restaurants and various non-gaming amenities, including retail shops, two nightclubs, a 1,300-seat showroom, approximately 14,000 square feet of meeting and convention space, a parking garage, a full service health spa and workout area, an indoor heated lagoon-style pool with whirlpool and a 110-seat wedding chapel. In September 2014 we commenced an approximate $25 million property renovation project that was completed in December 2015. The renovations include remodeling of the guest rooms and most of the public areas of the property including the casino, lobby, theater, convention center, sports bar and sports book and exterior of the building.
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
Tropicana Aruba
Tropicana Aruba Resort & Casino ("Tropicana Aruba") is a casino resort in Palm Beach, Aruba, that consists of 362 timeshare and rental units as well as a 4,000-square-foot casino that was renovated in late 2014 and re-opened in February 2015, two pools, a fitness center and a beach tennis facility located on approximately 14 acres near Eagle Beach. We are currently completing a $5.3 million renovation project consisting of 74 fully remodeled rooms including a model room, a sales center and a new access road to the property improving our arrival process, and have recently begun to sell timeshare units at the property.
Our Equity Owners
As of December 31, 2015, Icahn Enterprises was the beneficial owner of approximately 67.9% of the Company's Common Stock. Icahn Enterprises is a diversified holding company that owns subsidiaries engaged in a variety of businesses including investment management, automotive, gaming, metals, real estate, home fashion, railcar, energy and food packaging. Icahn Enterprises is publicly listed on the NASDAQ Global Select Market (ticker: "IEP"). Carl C. Icahn, who is the chairman of our board of directors, is also the chairman of the board of directors of the general partner of Icahn Enterprises.

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
Our executive offices are located at 8345 W. Sunset Road, Suite 300, Las Vegas, Nevada 89113. Our telephone number is (702) 589-3900 and our website is www.tropicanacasinos.com.
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
East
Tropicana AC
The Atlantic City market primarily serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 48 million adults living within a 300-mile radius. Tropicana AC offers slot machines, table games and intrastate internet gaming and primarily competes with casino and gaming facilities located in Atlantic City and the north east region of the country. The following is a brief summary of competition in these markets.
Atlantic City.   Competition in Atlantic City is intense. In 2014, four casinos in Atlantic City (Atlantic Club, Trump Plaza, Revel and Showboat) closed for a variety of reasons including increased market competition, declining revenues and increased operating costs. To date, none of the closed properties have reopened. As a result of the closures, the Atlantic City market has continued to decline and, although Tropicana AC has increased market share as a result of the closings, the Atlantic City operating climate remains difficult. Currently, the eight remaining casino hotels located in Atlantic City, including Tropicana AC, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, Tropicana AC and its competitors have historically incurred substantial capital expenditures and marketing expenses to compete effectively. The current economic downturn and increased competition from neighboring jurisdictions, particularly Pennsylvania, New York, Delaware and Maryland (as discussed in more detail below), has further intensified the competition among the eight casino hotels currently operating in Atlantic City.
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
In addition, various legislative initiatives have been introduced to authorize casino gaming at various locations in northern New Jersey including the Meadowlands Racetrack. Most recently, in January 2016 legislation has been introduced that would, if passed, provide for a voter referendum in November 2016 to authorize up to two casinos in northern New Jersey. Should New Jersey casinos in the northern part of the state be authorized in the future, Atlantic City casinos including Tropicana could lose customers and significant business.
Pennsylvania.    Atlantic City casinos, including Tropicana AC, primarily compete against the Pennsylvania gaming facilities located in the eastern part of the state that offer slot machines, table games and a variety of non-gaming amenities. These include four Philadelphia metropolitan area casinos and three casinos located north of the Philadelphia metropolitan area. In addition, in 2014 following a competitive bidding process, a second Philadelphia Category 2 casino license was awarded to Live! Hotel & Casino who have announced plans to construct a $400 million 200,000 square foot casino project in south Philadelphia to include 2,000 slot machines, 125 table games, a 240 room hotel and 2,500 parking spaces. The casino license award is still pending an appeal filed by unsuccessful bidders and other competing casinos. Should such casino be constructed it will further impact Atlantic City gaming revenues. In addition, during 2015, the Pennsylvania legislature considered legislative initiatives to authorize intrastate internet gaming and expanded casino gaming, including the introduction of slot machines in bars and taverns. Any expansion of gaming in Pennsylvania could further erode Atlantic City market share.
New York.    In New York, there are currently two large scale video lottery terminal (“VLT”) facilities operating in the New York City metropolitan area, Empire City Casino at Yonker’s Raceway and Resort World at Aqueduct Racetrack. In addition, current New York law authorizes up to an additional seven casinos (three of which were approved in late 2014 and licensed in 2015) as well as two additional New York metropolitan VLT facilities to be built in coming years.
Competition from the VLT facilities at Aqueduct and Yonkers have impacted Atlantic City casinos, and future competition from the additional approved commercial casinos and VLT facilities authorized to be constructed in the future in and around the New York City metropolitan area could further adversely impact Atlantic City casinos, including Tropicana AC.
Maryland.    There are currently five casino gaming facilities open in Maryland and, in the second half of 2016, MGM Resorts International expects to complete construction of its National Harbor Casino on the Potomac River in Prince George’s

County. We believe these facilities in Maryland, particularly the Baltimore area casinos, have adversely impacted Atlantic City casinos, including Tropicana AC.
Delaware.    Tropicana AC competes with Delaware primarily for gaming customers from the southern New Jersey, southern Pennsylvania and Delaware regions. Three racetrack casinos are currently operating in Delaware: Delaware Park, Dover Downs and Harrington offering slot machines, table games, intra-state internet gaming and limited parlay sports wagering on national football games.
Connecticut.    Connecticut features two mature resort style Native American casinos, Mohegan Sun and Foxwoods Resort and Casino. In addition, Connecticut has considered adding an additional commercial casino in the Hartford region to counter potential lost revenues expected with the opening of the MGM casino in Springfield, Massachusetts. These casinos draw customers from the New York metropolitan area and southern New England that had traditionally gambled in Atlantic City. Atlantic City casinos, including Tropicana AC, continue to market against and compete with these facilities for customers in these geographic areas.
Massachusetts. Massachusetts law allows for three resort casinos to be constructed in the central, southeastern and western parts of the state, and for one slot parlor with a maximum of 1,250 slot machines and no table games. In 2014 an MGM Resorts International proposed casino in Springfield and a Wynn Resorts proposed casino outside of Boston were approved and are currently under development, as well as a slot parlor in south-eastern Massachusetts developed by Penn National Gaming, which opened in June 2015. A decision to award a third casino license outside of Boston is pending. These facilities will increase north-east gambling competition which had traditionally been monopolized by Atlantic City casinos.
Central
Tropicana Evansville
As the only full service casino within an 85-mile radius of Evansville, Indiana, we believe Tropicana Evansville enjoys a prime location. Its nearest direct competitor, French Lick Casino, is located 85 miles to the northeast. Other casino competitors include: Horseshoe Southern Indiana located 115 miles east; Harrah's Metropolis, Illinois, located 140 miles southwest; and four casinos in the St. Louis, Missouri area located approximately 165 miles northwest. Indiana racino competitors include Indiana Live located 205 miles northeast; and Hoosier Park located 225 miles northeast. Illinois has introduced video lottery terminals into taverns and convenience stores, which are beginning to impact the overall market with just under 2,000 units within 100 miles of the property.
Legislation to bring casino gambling to neighboring Kentucky has been intermittently introduced dating back to 1988. Now that Kentucky is bordered by five states with legalized gaming it may put additional pressure on the Kentucky legislature to legalize gaming. State leaders have debated for years whether Kentucky, a state with a long tradition of betting on horse races, can offer casino-style gambling at racetracks and new legislative initiatives have been announced from time to time. Although legislation to allow slot machines and table games at the racetracks has thus far been unsuccessful, in July 2010 the Kentucky Horse Racing Commission (the "KHRC") approved regulations permitting Instant Racing to be operated by Kentucky's racetracks. Instant Racing, a game currently in use in Arkansas, allows players to bet on historical races that are chosen at random and shown on a video screen. Subsequently, the KHRC sought a ruling upholding its legal authority to adopt the regulations. In February 2014 the Kentucky Supreme Court ruled that pari-mutual wagering on historic horse races is legal, but remanded the case to the Kentucky lower court for a determination as to whether wagering on historic horse races utilizing Instant Racing machines is in fact pari-mutual wagering. Trial is scheduled for the fall of 2016. In 2012, Ellis Park, a thoroughbred racetrack in Henderson, Kentucky located approximately eight driving miles south of Tropicana Evansville, installed approximately 200 Instant Racing machines at its racetrack. The financial results of Tropicana Evansville could be adversely affected if Instant Racing at Ellis Park continues or is expanded, or if commercial gaming is legalized in Kentucky.
Lumière Place
Lumière Place competes with five other casinos in the St. Louis region. The state of Missouri offers favorable competitive dynamics for current operators as the number of gaming licenses in the state is limited to 13, all of which have been awarded and are currently operating.

West
Tropicana Laughlin
Tropicana Laughlin is located in southern Nevada on the Colorado River which forms the boundary between Nevada and Arizona. Tropicana Laughlin competes primarily with other Laughlin hotels and casinos located along the Colorado River based on a mix of casino games, personal service, payout ratios, price of hotel rooms, restaurant value and promotions. The Laughlin market is a value-oriented destination for travelers seeking an alternative to the fast-paced Las Vegas experience.
Tropicana Laughlin also competes with casinos in nearby locations, including the Mojave tribe's casino situated eight miles south of Laughlin, Native American casinos in Arizona and California, and numerous casinos in Las Vegas.
MontBleu
The South Lake Tahoe area consists of five casino properties including MontBleu. In 2015, one of our competitors, across the street from our MontBleu property, significantly renovated its property including the inclusion of additional gaming positions and rebranded the property under the "Hard Rock" brand. There are also three other casinos on the north shore of Lake Tahoe, which are approximately 25 miles from the South Lake Tahoe market, numerous casinos located in Reno, Nevada and several casinos located in Carson City and Carson Valley, Nevada. Gaming revenues in the South Lake Tahoe area are also adversely affected by the ongoing proliferation of Native American gaming in northern California.
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
Tropicana Aruba
There are currently twelve operating casinos in Aruba including our casino. In 2012 the La Cabana Timeshare Resort immediately adjacent to our resort constructed an approximately 8,500 square-foot casino containing approximately 180 slot machines and eight table games. This casino competes directly against our casino. In addition, it is expected that a new casino will open in the next five years as part of the Ritz Carlton project currently under construction. Other than these two projects, we do not expect that the Aruban casino market will experience any additional significant growth as casino licenses in Aruba are only granted to hotels with an average of 350 rooms and no additional projects of the requisite size have been announced. The casino properties in Aruba can be categorized as amenities to resort operations.
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
Employees
As of December 31, 2015, we had approximately 7,100 employees and had collective bargaining agreements with several unions covering approximately 2,700 of those employees, substantially all of whom are employed at Tropicana AC, Lumière Place, Belle of Baton Rouge and Tropicana Evansville. We periodically experience challenges in negotiating collective bargaining agreements with certain unions. In September 2014, a collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,100 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union.
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
Copies of our annual, quarterly and current reports and amendments to those reports are available on our web site at www.tropicanacasinos.com or free of charge by contacting our Investors Relations Department at Tropicana Entertainment Inc., 8345 West Sunset Road, Suite 300, Las Vegas, Nevada 89113.
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
Our business strategy includes the consideration of expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically. For example, in April 2014 we acquired Lumiére Place for $261.3 million in cash, which includes an adjustment for working capital as of the acquisition date, as discussed in Note 3 of the “Notes to Consolidated Financial Statements.” We may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, joint venture or other strategic transaction on acceptable terms. Our identification of suitable acquisition candidates and other strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing acquisitions or other strategic opportunities, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or other strategic opportunities, or that we will realize any anticipated benefits from acquisitions or other strategic opportunities. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Our failure to identify suitable acquisition or other strategic opportunities may restrict our ability to grow our business.
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
In recent years, competition in existing markets has intensified. For example, competition with the Atlantic City market has increased with Pennsylvania and Delaware commencing live table game operations in fiscal 2010; the opening of a new casino in a Philadelphia suburb in 2012 and the award of the second Philadelphia Category 2 license in 2014; five casinos currently operating in Maryland with plans for an additional casino to open in the second half of 2016, and the addition of table games; two VLT casinos operating in the New York metropolitan area, three commercial gaming facilities approved in New York State during 2015 with up to an additional four commercial gaming facilities provided for by New York law in future years and two additional VLT facilities planned for the eastern parts of New York in the coming years. In September 2012, competition in our Baton Rouge market increased with the opening of a new casino. In addition, legislation has been introduced in New Jersey to expand casino gaming outside of Atlantic City. Our ability to make capital investments in our properties going forward may be constrained due to market conditions, and we may not be able to compete effectively with casinos that have been modernized or recently expanded.
This expansion of existing casino entertainment properties, the increase in the number of gaming opportunities, the potential emergence of legal internet gaming outside of New Jersey and the aggressive marketing strategies of many of our competitors has also increased competition in many markets in which we compete, and we expect this intense competition to continue.
If our competitors operate more successfully than we do, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if additional hotels and casinos are established in and around the locations in which we conduct business, or if on-line gaming is permitted and conducted in any of our markets, we may lose market share or the ability to attract or retain employees or customers. In particular, the expansion of casino gaming in or near any geographic area, including but not limited to the State of New Jersey, from which we attract or expect to attract a significant number of our customers could materially adversely affect our business, financial condition and results of operations.
We expect that competition from internet gaming will continue to grow and intensify.
We expect that we will face increased competition from internet gaming as the potential for legalized internet gaming continues to grow. There are current proposals to legalize internet gaming under federal law. Additionally, several states are currently considering legislation that would legalize internet gaming at the state level. As a result of the Justice Department's December 2011 opinion concerning the applicability of the Wire Act to internet gaming, certain states including Nevada, Delaware and New Jersey have moved forward with legislation to authorize various forms of intrastate internet gaming. Notably, in February 2013 Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow the state to enter into agreements with other states to create multi-state poker wagering, and in November 2013 New Jersey commenced intrastate internet gaming through Atlantic City casinos. The New Jersey law provides that licensed Atlantic City casinos including Tropicana AC may offer internet gambling games subject to regulations to be adopted by the NJDGE. The law provides for a 15% tax on internet gaming gross revenues and permits New Jersey to enter into agreements with other states to engage in multi-state internet wagering pools. The law has a 10 year sunset provision. A number of New Jersey casinos including Tropicana Atlantic City participate in intrastate Internet gaming. Our ability to compete in a marketplace containing multiple virtual casino platforms will depend on our ability to effectively market our internet gaming products to our customers in the face of stiff competition as well as the availability of internet gaming in jurisdictions in which we operate casinos. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of recently announced U.S. Department of Justice positions related to the application of federal laws to intrastate internet gaming and initiatives in some states to consider legislation to legalize intrastate internet wagering. There are also proposals that would specifically legalize internet gaming under federal law.

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
Renovation projects may cause us to temporarily close all or a portion of our facilities to customers and disrupt service and room availability, causing reduced demand, occupancy and rates. For example, in 2014 and 2015 MontBleu and Tropicana AC underwent major renovation projects that impacted operating results. Any future capital improvements projects may increase our expenses and reduce our cash flows and our revenues and, accordingly, may have a material adverse effect on our business, financial condition and results of operations.
Similarly, the Company intends to construct a new landside gaming facility in Evansville, Indiana, which is anticipated to encompass 70,000 square feet of enclosed space (including approximately 40,000 square feet of casino floor, additional food and beverage outlets and back of house space). The Company estimates that the development costs for the facility will be at least $50 million. The Company anticipates commencement of construction during the second quarter of 2016 (subject to receipt of approvals and permits) and completion within 18 to 24 months thereafter. There can be no assurances that we will receive all the required approvals and permits to commence construction of the new landside gaming facility, or that we will finish construction of such facility in a timely manner or within our anticipated budget. We may encounter delays or other disruptions during construction of this facility, which may have a material adverse effect on our business, financial condition and results of operations.
Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.
We are party to 10 collective bargaining agreements with different unions. In September 2014, a collective bargaining agreement with UNITE HERE Local 54 covering approximately 1,100 employees at Tropicana AC expired and Tropicana AC is presently operating without an agreement with this union. We cannot assure that we will be able to enter into a new collective bargaining agreement with UNITE HERE Local 54 or renegotiate the other collective bargaining agreements with other unions currently in effect. The addition of new or changes to the existing collective bargaining agreements could cause significant increases in labor costs, which could have a material adverse effect on our businesses, financial condition and results of operations.
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
The housing crisis and recession in the United States that began in 2008 resulted in a significant decline in tourism and consumer spending. Economic conditions like the most recent downturn (and slowdowns or recessions less severe) could cause fewer consumers to spend money or cause consumers to spend less money at our properties and could materially adversely affect our business, financial condition and results of operations. While general economic conditions have improved, we cannot assure that they will continue to improve or will not worsen in the future.
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
In the past, we have experienced management changes in several key areas including marketing, finance and human resources. For example, in 2014 and 2015 we experienced senior management changes at several of our operating properties. We intend to continue to focus on strengthening our management team. However, we cannot assure that we will be successful. In addition, turnover in our management team could have a negative impact on our performance and results of operations.
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
We currently operate a small casino at our property on the Caribbean island of Aruba. International operations are subject to inherent risks including variation in local economies, currency fluctuation, greater difficulty in accounts receivable collection, trade barriers, burden of complying with a variety of international laws, and political and economic instability. Each of these risks could impair our ability to execute our business strategy and adversely affect our business.
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
Construction projects like the development, construction, renovation and refurbishment of Tropicana AC, MontBleu, Evansville and Tropicana Aruba are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

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

In addition, certain permits, licenses, grants and approvals necessary for development, construction and operation may not be obtained. The scope of the approvals required for projects vary. Unexpected changes or concessions required by regulatory authorities could involve significant additional costs and could result in a delay in the schedule. We may not receive the necessary licenses, grants and approvals or obtain them within our anticipated time frame. For example, the Tropicana AC capital renovation project that was completed in 2015 required grant and other financing approvals from various state agencies as well as approval of our plans by various federal, state and local regulatory agencies in order for us to proceed with construction. In addition, even if we complete any development, construction, renovation and refurbishment projects, we cannot assure you that we will achieve all of, or any of, the anticipated benefits of such projects.
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
We are subject to cybersecurity risks and other cyber incidents resulting in disruption.
Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems. In addition, we collect, process and retain sensitive and confidential customer information in the normal course of business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations.

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

Atlantic City property tax valuations and market declines have created stress on the City of Atlantic City’s ability to manage its finances and have created uncertainty about Atlantic City’s fiscal solvency.
In recent years real property tax valuations and assessments of Atlantic City casinos have been significantly reduced as a result of various N.J. Tax Court proceedings involving casino properties. As a result, in 2014 the City of Atlantic City was required to significantly increase its tax rate in order to meet its municipal budget requirements, and in 2015, although the tax rate did not increase, Atlantic City is operating with a serious ongoing municipal budget deficit, that if not rectified could result in the City's inability to meet its operating costs and other financial obligations during its current fiscal year. Atlantic City casino property tax assessments are anticipated to continue to decline in future years as casinos continue to appeal excessive property valuations. In addition, in 2014 four Atlantic City casinos closed and two were sold at reduced values further eroding the municipal tax base. As a result, in late 2014 Atlantic City and the State of New Jersey began to explore various initiatives designed to stabilize casino tax payments and reduce the municipal budget in future years. In 2015 the New Jersey State Legislature passed legislation that would have created a payment in lieu of taxes (“PILOT”) program for Atlantic City casinos designed to stabilize the casino real estate tax base as well as a series of other bills that would divert funds from other state programs (the CRDA and ACA) to assist Atlantic City with its municipal budget shortfalls in coming years, but the legislative package was vetoed by the Governor in January 2016. In addition, in January 2016, the emergency manager appointed by the State of New Jersey to oversee Atlantic City's government and address its financial problems issued a report, in part, criticizing the Atlantic City government for its failure to implement several key economic stabilization measures including the sale of certain city assets. As a result, legislation providing for enhanced State control of City of Atlantic City finances was introduced in the Legislature in February 2016. In addition, revised PILOT legislation is being considered that would include a diversion of certain CRDA and ACA funds to assist Atlantic City with its municipal budget deficits. If a pending legislative package is not enacted and Atlantic City is unable to maintain fiscal stability it could have an adverse impact on the Atlantic City casino industry including our Tropicana AC property.

Risks Related to Our Indebtedness
Circumstances may arise whereby the Company may become overleveraged, which could have significant negative consequences.
As of December 31, 2015, we had total indebtedness of approximately $293.3 million, which represents the outstanding balance under our New Term Loan Facility. Circumstances may arise that could cause us to become overleveraged, which could have significant negative consequences, including:

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
Our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of December 31, 2015, approximately $293.3 million of our indebtedness, which represents the outstanding balance under our New Term Loan Facility, was subject to floating interest rates. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.
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
Mr. Carl C. Icahn, the chairman of our board of directors, controlled approximately 67.9% of the outstanding shares of our common stock as of December 31, 2015. Mr. Icahn is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board and stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financings. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire, a majority of our outstanding common stock, which may decrease the value of shares held by other stockholders. Entities affiliated with Mr. Icahn hold financial interests that may be competitive to us. For example, entities affiliated with Mr. Icahn are lenders to Trump Entertainment Resorts, Inc.
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
Our Stock Repurchase Program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock
On July 31, 2015, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. Repurchases pursuant to our Stock Repurchase Program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. We cannot assure you that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase shares of common stock. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness. As of the date of this report, we have not yet repurchased any shares of our common stock under the Stock Repurchase Program.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.    PROPERTIES.
See "Item 1.—Business—Properties and Segments" for a brief description of the location and general character of each of our properties.
East
Tropicana AC is situated along the Boardwalk in Atlantic City, New Jersey, on approximately 14 acres, which we own.
Central
Tropicana Evansville is a riverboat casino, hotel and entertainment complex situated on approximately 20 acres along the Ohio River in Evansville, Indiana. We own the riverboat along with 10 acres and the remaining 10 acres are leased from the City of Evansville. On January 6, 2016, the Company and the City of Evansville entered into a sixth amendment to the lease agreement (the "Sixth Amendment"). The Sixth Amendment is subject to Indiana Gaming Commission approval. Under the terms of the Sixth Amendment, in exchange for the Company's commitment to expend at least $50 million to develop a landside gaming facility (the "Tropicana Development Project"), along with a pre-payment of of lease rent in the amount of $25 million (the "Rental Pre-Payments"), the City of Evansville has granted the Company a $20 million redevelopment credit (the "Redevelopment Credit"). On December 31, 2015 the Company paid $12.5 million of the Rental Pre-Payments. Both the Rental Pre-Payment and the Redevelopment Credits will be applied against future rent in equal monthly amounts over a period of one hundred and twenty (120) months commencing upon the opening of the Tropicana Development to the public. Under the terms of the lease, as amended by the Sixth Amendment, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent is equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million, plus 10% of the AGR in excess of $100 million.
Pursuant to the terms of the Sixth Amendment, the Company intends to construct a new landside gaming facility, which the Company anticipates will encompass 70,000 square feet of enclosed space (including approximately 40,000 square feet of casino floor, additional food and beverage outlets and back of house space). In addition, pursuant to the Sixth Amendment, the Company intends to remove its riverboat casino from its current location, so that the Evansville LTS 325 Maritime vessel, a historic warship, can be docked in its place. In addition, the Company anticipates making available to the City of Evansville and other parties, space within the existing pavilion building for a ticket counter, museum and/or gift shop.
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
Belle of Baton Rouge is a dockside riverboat situated on approximately 23 acres on the Mississippi River in Baton Rouge, Louisiana. We lease certain land and buildings under separate leases, with annual payments of $0.2 million. In addition, we lease a parking lot with annual base rent of $0.4 million, plus 0.94% of annual Adjusted Gross Revenue in excess of $45.0 million but not to exceed $80.0 million through August 2017.
Tropicana Aruba, a casino resort located in Palm Beach, Aruba on approximately 14 acres of land which are leased through July 30, 2051. Under the terms of the land lease, the required annual payments are approximately $93,000.
Corporate
We also lease office space for our corporate headquarters in Las Vegas, Nevada. In addition to the property described above, we own or lease certain facilities that are not material to our operations.

ITEM 3.    LEGAL PROCEEDINGS.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying consolidated balance sheets as of December 31, 2015 and December 31, 2014. In its objection to Wimar and CSC's motions for summary judgment, the Company disputed the administrative expense and/or priority status of certain amounts claimed and also contended that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established by the bankruptcy reorganization plan against CSC and Wimar.
In October 2015, the Bankruptcy Court issued an opinion and entered an order (1) denying Wimar's and CSC's Motions for Summary Judgment seeking allowance and payment of administrative expense claims and (2) granting, in part, CSC's Motion for Summary Judgment to allow priority status under Bankruptcy Code Section 507(a)(5) for certain contributions made to employee benefit plans and denying, in part, CSC's request in the motion for payment of the priority claims. The Company and Tropicana Las Vegas have filed a joint motion with the Bankruptcy Court seeking clarification of certain aspects of the Bankruptcy Court's opinion and order, which motion is pending. The Company continues to dispute any payment obligation to Wimar or CSC.
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

	High	Low
2015
First Quarter	$17.25	$15.00
Second Quarter	$17.25	$15.52
Third Quarter	$17.00	$14.80
Fourth Quarter	$17.50	$15.08
2014
First Quarter	$18.70	$17.45
Second Quarter	$18.62	$17.01
Third Quarter	$19.00	$16.60
Fourth Quarter	$17.15	$13.58
Holders
As of February 23, 2016, there were 24 holders of record of our common stock.
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

Stock Performance Graph
The graph below compares the cumulative total return on our common stock to the cumulative total return of the Dow Jones US Casino Index and the Russell 2000 Index for the period from November 15, 2010, the date our common stock began trading on the OTCQB Market, through December 31, 2015. The performance graph assumes that $100 was invested on November 15, 2010 in each of the Company's common stock, the Dow Jones US Casino Index and the Russell 2000 Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

Total Return Performance
200
180
160
140
120
100
80
Index Value
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
Period Ending
Tropicana Entertainment Inc.
Dow Jones US Casino Index
Russell 2000 Index

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Tropicana Entertainment Inc.	$117.79	$95.71	$125.00	$120.36	$123.21
Dow Jones US Casino Index	$93.11	$101.40	$171.02	$135.44	$100.34
Russell 2000 Index	$102.91	$117.98	$161.63	$167.33	$157.78

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.    SELECTED FINANCIAL DATA
The selected financial data presented below has been derived from the data of the Company as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The selected financial data of the Company presented below has been derived from the audited financial statements of the Company as of December 31, 2015, 2014 and 2013 included elsewhere in the Annual Report on Form 10-K. The selected financial data of the Company for the year ended December 31, 2012 and 2011 has been derived from the audited financial statements of the Company not included in this Annual Report on Form 10-K. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The historical results set forth below do not indicate results expected for any future periods. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.
Selected Financial Data—Tropicana Entertainment Inc.

	Year ended December 31, (a)
	2015	2014	2013	2012	2011 (b)
(in thousands, except per share data)
Income Statement Data:
Net revenues	$811,477	$746,661	$557,667	$593,358	$600,034
Operating income (c)	76,224	71,123	42,763	53,005	39,447
Income from continuing operations (d)	37,400	252,896	21,847	20,910	1,319
Basic and Diluted Earnings Per Share:
Income from continuing operations per share	$1.42	$9.61	$0.83	$0.79	$0.05
Balance Sheet Data (as of period end):
Total assets	$1,312,613	$1,289,690	$1,043,621	$900,900	$821,554
Total debt	292,210	294,992	297,771	170,754	94,087
Total shareholders' equity	902,792	865,392	614,125	596,022	582,565
_______________________________________________________________________________

(a)
During 2014, the Company sold River Palms. Accordingly, the results of operations for River Palms are presented as discontinued operations for the years ended December 31, 2014, 2013, 2012 and 2011. This reclassification had no impact on previously reported net income.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. As of April 1, 2014, we acquired an additional casino resort in Missouri. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of December 31, 2015, our properties collectively included approximately 392,000 square feet of gaming space with 8,100 slot machines, 300 table games and 5,500 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. Our operations by region include the following:

•	East—Tropicana AC located in Atlantic City, New Jersey;

•	Central—Tropicana Evansville located in Evansville, Indiana; and Lumière Place located in St. Louis, Missouri;

•	West—Tropicana Laughlin located in Laughlin, Nevada; and MontBleu located in South Lake Tahoe, Nevada; and

•	South and other—Belle of Baton Rouge located in Baton Rouge, Louisiana; Tropicana Greenville located in Greenville, Mississippi; and Tropicana Aruba located in Palm Beach, Aruba.

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

•
Tropicana AC.  In addition to its traditional guests, one of Tropicana AC's marketing strategies prior to 2014 was to target high end table game players to counter the increased competition from Pennsylvania and other surrounding markets. Casino revenues can vary because of table game hold percentage and differences in the odds for different table games. High end play may lead to greater fluctuations in our table game hold percentage and, as a result, we may have experienced greater revenue fluctuation between reporting periods due to this marketing strategy. For the year ended December 31, 2014, the table game hold increased 4.3 percentage points at Tropicana AC when compared to the same period in the prior year. The table game hold for the year ended December 31, 2015 decreased 1.1 percentage points compared to 2014. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•
Atlantic City Market. Competitive pressure in Atlantic City and the regional market continues to adversely affect Tropicana AC. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 6.5% and 8.5% for the years ended December 31, 2015 and 2014, respectively. In January 2014, the Atlantic Club Casino, one of our competitors, ceased operations and Tropicana AC purchased various gaming equipment and the casino's patron database for $9.1 million. Tropicana AC has experienced increased slot customer volumes during 2014 due, in part, to the closure of this competitor and the purchase of their patron database. In the third quarter of 2014, three additional competitors ceased operations in Atlantic City. The eight remaining casino hotels located in Atlantic City, including Tropicana AC, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers.

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "New Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "New Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the New Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the New Term Loan Facility accrue interest at a floating rate which was 4.00% as of December 31, 2015. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the existing term loan facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest. We also recognized a $4.9 million loss on debt retirement which included the write-off of unamortized debt issuance costs and discounts during the year ended December 31, 2013.

Our interest expense was $12.3 million, $12.9 million and $14.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, which includes amortization of the related debt discount and debt issuance costs of $1.0 million, $1.0 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

•
Insurance and other recoveries. In 2013, we filed claims with our insurance carriers related to damages sustained to the Jubilee barge from a high-wind storm, recognized a $0.4 million impairment charge and received $0.7 million in insurance proceeds. In 2014, we settled the filed claims related to the Jubilee barge for $5.9 million and received the remaining $5.2 million in proceeds related to this claim, resulting in a gain of $4.4 million.

Our 2013 results were adversely affected due to the business interruption encountered as a result of Superstorm Sandy. We filed a claim with our insurance carriers relating to business interruption as a result of Superstorm Sandy and received a cash settlement of $1.3 million during 2014.

•
Impairment Losses.  In 2014, we determined there was an indication of impairment related to goodwill tested at the Tropicana AC reporting unit and recognized a $9.1 million goodwill impairment due to Tropicana AC's goodwill carrying value exceeding its fair value.

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

Year ended December 31, 2015 compared to year ended December 31, 2014
The following table presents detail of our net revenues (in thousands):

	Year ended December 31,
	2015	2014
Revenues:
Casino	$640,793	$592,467
Room	121,666	113,890
Food and beverage	107,174	103,319
Other	29,350	26,594
Gross revenues	898,983	836,270
Less promotional allowances	(87,506)	(89,609)
Net revenues	$811,477	$746,661

The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Year ended December 31,
	2015	2014
Net revenues:
East	$322,309	$303,079
Central	288,882	247,784
West	104,610	103,147
South and other	95,676	92,651
Corporate	—	—
Total net revenues	$811,477	$746,661
Operating income:
East	$30,932	$44,121
Central	42,529	30,119
West	11,405	13,564
South and other	7,801	10,337
Corporate	(16,443)	(27,018)
Total operating income	$76,224	$71,123
Operating income margin(a):
East	9.6%	14.6%
Central	14.7%	12.2%
West	10.9%	13.2%
South and other	8.2%	11.2%
Total operating income margin	9.4%	9.5%
_______________________________________________________________________________

(a)	Operating income margin is operating income as a percentage of net revenues.
Net Revenues
During 2014, four casino properties in the Atlantic City market ceased operating. Based on reported data, the Atlantic City casino market experienced year over year declines in casino revenue of 6.5% in the year ended December 31, 2015 from the prior year; however, a comparison of year-over-year results for the remaining eight properties shows a 3.1% increase in total casino revenue in 2015 compared to 2014. At Tropicana AC, total net revenues were $322.3 million for the year ended December 31, 2015, an increase of $19.2 million, or 6.3%, compared to the year ended December 31, 2014. The increased net revenues for Tropicana AC were primarily driven by a $15.2 million increase in casino revenues, resulting from increased customer volumes due, in part, to the competitor closings, but also attributable to other factors, including a $5.3 million increase in revenue from internet gaming. In addition to the increase in internet gaming revenues, Tropicana AC casino revenues were positively impacted by a 3.6% increase in slot volumes, a 7.7% increase in table games volumes and a 9.4% reduction in the amount of promotional slot play redeemed, partially offset by a 1.1 percentage point decrease in the table hold percentage for the year ended December 31, 2015 as compared to 2014. Hotel revenues at Tropicana AC also increased due to higher occupancy rates and average room rates in the year ended December 31, 2015. The average daily room rate increased to $89 from $87 for the years ended December 31, 2015 and 2014, respectively. The occupancy rate for the year ended December 31, 2015 was 79%, up from 77% for the prior year period. A capital renovation project completed at Tropicana AC in 2015, which included hotel room and casino floor renovations, boardwalk facade renovations and the opening of a new fitness center contributed to the increased customer volumes and revenues.
In the Central region, net revenues were $288.9 million for the year ended December 31, 2015, an increase of $41.1 million, or 16.6%, compared to the year ended December 31, 2014. The results for 2015 include a full year of operations (compared to only nine months in 2014) from Lumière Place, which the Company acquired in April 2014, which contributed to the majority of the increase. In addition, net revenues at Tropicana Evansville improved in 2015 over the prior year due to changes to our reinvestment strategy with targeted reductions to our complimentary and free play programs in an effort to maximize casino profitability, and to increase cash revenue in the hotel through the use of online travel agencies. Casino revenues at Tropicana Evansville increased slightly compared to the prior year period primarily due to a 3.4% increase in table games volumes combined with an 8.4% reduction in promotional slot play redeemed, despite a 1.8 percentage point decrease in the table games hold percentage for the year ended December 31, 2015 compared to the prior year. The occupancy rate for the year ended December 31, 2015 in the Central region was 78%, an increase over the 77% in the year ended December 31, 2014. The average daily room rate in the Central region was $134 for the each of the years ended December 31, 2015 and 2014.

In the West region, net revenues were $104.6 million for the year ended December 31, 2015, an increase of $1.5 million, or 1.4%, compared to the year ended December 31, 2014. The increase was primarily driven by increases in casino revenues at Tropicana Laughlin, partially offset by lower casino revenues at MontBleu. Casino revenues at Tropicana Laughlin increased due to a 3.6% increase in slot volumes and a 4.1% increase in table game volumes partially offset by a 6.4% increase in promotional slot play redeemed. Net revenues at Tropicana Laughlin increased $4.9 million for the year ended December 31, 2015 compared to the prior year primarily due to the increase in casino revenues, partially offset by marketing incentives given to our casino patrons which are recorded as a reduction in revenues. At MontBleu, net revenues decreased $3.4 million due to decreased customer visitation as a result of disruption from a hotel room and public area renovation project that was completed in 2015, in addition to increased competition from a nearby competing property that was purchased in early 2014, later renovated and reopened as a "Hard Rock" branded casino hotel in 2015. The average daily room rate for the West region was $51 for each of the years ended December 31, 2015 and 2014. The occupancy rate for the each of the years ended December 31, 2015 and 2014 at our properties in the West region was 56%.
In the South and other region, net revenues were $95.7 million for the year ended December 31, 2015, an increase of $3.0 million, or 3.3%, compared to the year ended December 31, 2014. Casino revenues for the South and other region increased $2.4 million, driven by a 12.4% increase in casino revenue at Tropicana Greenville, which completed its land-side gaming expansion in the fourth quarter of 2014. Slot volumes at Tropicana Greenville increased 11.0%, combined with a 19.3% increase in table games drop, partially offset by a 1.3 percentage point decline in the table games hold for the year ended December 31, 2015 as compared to the prior year. Net revenues at the Belle of Baton Rouge decreased $0.5 million for the year ended December 31, 2015, primarily due to a 4.2% decrease in slot volumes and a 1.7% decrease in table games volumes, combined with a 2.3 percentage point decline in the table games hold, offset by a reduction in promotional slot play in 2015 as compared to 2014. Casino revenues at Tropicana Aruba also increased in 2015 over 2014, primarily as a result of a renovation project in the prior year, which resulted in the closure of the casino from October 2014 through February 2015. Timeshare sales at the Tropicana Aruba property commenced in late 2015, resulting in approximately $0.4 million of timeshare sales for the year. However, hotel revenues in 2015 at Tropicana Aruba have been lower than in 2014, primarily due to decreased visitation from the Venezuelan market, which has impacted the number of room nights generated from that market. The occupancy rate at our properties in the South and other region was 70% and 71% for the years ended December 31, 2015 and 2014, respectively. The average daily room rate for the South and other region was $79 and $80 for the years ended December 31, 2015 and 2014, respectively.
Operating Income
In the East region, the operating income for the year ended December 31, 2015 was $30.9 million, a $13.2 million decrease compared to the year ended December 31, 2014. In 2014, we received a $31.7 million cash payment to satisfy a property tax settlement in Atlantic City, which is recorded as a gain in Property tax settlement during 2014. Absent this gain, operating income for the year ended December 31, 2015 would have increased $18.5 million over the year ended December 31, 2014.
In the Central region, the operating income for the year ended December 31, 2015 was $42.5 million, a $12.4 million increase compared to the year ended December 31, 2014. The increase in operating income in the Central region in 2015 was due to the acquisition of Lumière Place in April 2014, combined with the increase in net revenues at Tropicana Evansville discussed above, combined with a decrease in operating expenses at Tropicana Evansville during the year ended December 31, 2015.
In the West region, the operating income for the year ended December 31, 2015 was $11.4 million, a $2.2 million decrease compared to the year ended December 31, 2014. Although operating income at Tropicana Laughlin improved by $2.1 million, driven by the increase in net revenues as previously discussed, this increase was offset by the reduction in net revenue at MontBleu caused by the renovation disruption and increased competition, as discussed previously. The decrease in net revenue at MontBleu was offset partially by lower operating expenses during the year ended December 31, 2015 as compared to the prior year.
In the South and other region operating income for the year ended December 31, 2015 was $7.8 million, a $2.5 million decrease compared to the year ended December 31, 2014. This decrease is primarily due to a gain on insurance recoveries of $4.4 million, net of expenses and write-downs, in the year ended December 31, 2014. Absent the gain on insurance recoveries, operating income in the South and other region for the year ended December 31, 2015 would have increased $1.9 million over 2014, due to the increased net revenues at Tropicana Greenville, as previously discussed, combined with an increase in operating income at the Belle of Baton Rouge resulting from lower operating expenses which offset the decrease in net revenue at the property; these improvements were offset by a decline in operating income at Tropicana Aruba due to the decrease in revenues, combined with an increase in operating expenses at the property.

Corporate expenses were $16.4 million for the year ended December 31, 2015, a $10.6 million decrease from the year ended December 31, 2014. The difference between years was driven primarily by a $9.1 million goodwill impairment recognized during the year ended December 31, 2014. The impairment related to Tropicana AC's goodwill carrying value exceeding its fair value.
Interest Expense
Interest expense for the years ended December 31, 2015 and 2014 was $12.3 million and $12.9 million, respectively. The interest expense for the year ended December 31, 2015 decreased compared to the year ended December 31, 2014 primarily due the decrease in the outstanding principal on the New Term Loan Facility combined with higher capitalization of interest in 2015 related to ongoing construction projects. The New Term Loan Facility, which was funded in November 2013, accrues interest at a floating rate, which was 4.0% per annum at each of December 31, 2015 and 2014. Cash paid for interest was $11.5 million and $11.8 million for the years ended December 31, 2015 and 2014, respectively. The decrease in cash paid for interest was attributable to the decrease in outstanding principal on the New Term Loan Facility. Interest expense also includes $1.0 million of amortization of debt issuance costs and discounts for the each of the years ended December 31, 2015 and 2014.
Predecessor Claim Settlements
During 2014, we recognized one-time gains totaling $52.7 million related to the settlement of certain predecessor claims.
Income Taxes
Income tax expense was $27.1 million for the year ended December 31, 2015 and our effective income tax rate was 42.0%. The difference between the federal statutory rate of 35% and the effective tax rate for the year ended December 31, 2015 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit) and other permanent differences. For the year ended December 31, 2014, the income tax benefit was $140.0 million and our effective tax rate was a benefit of 124.0%. The difference between the federal statutory rate of 35% and the effective tax rate for the year ended December 31, 2014 was primarily due to the release of the valuation allowance related to our net deferred tax assets, utilization of the Company's deferred tax assets offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.
We recognized a deferred tax benefit in 2014, as compared to income tax expense in 2015 primarily due to the reversal of $188.2 million of the valuation allowance on deferred tax assets. The reduction in the valuation allowance is a result of analyzing all positive and negative evidence associated with our deferred tax assets, primarily as a result of the change in estimated future earnings, and concluding that it is more likely than not that we will generate future taxable income to utilize this portion of net deferred tax assets. The benefit from this reduction in the valuation allowance was recorded as an income tax benefit for 2014.
Discontinued Operations
On July 1, 2014, we entered into and closed an asset purchase agreement to sell substantially all of the assets associated with the operation of River Palms for $6.8 million in cash and the assumption of certain liabilities. Concurrently with the execution and closing of the asset purchase agreement, we leased back River Palms. We terminated the lease and discontinued operations at River Palms in September 2014. The sale resulted in a loss of $0.2 million which is included in the loss from discontinued operations for the year ended December 31, 2014. The results of operations of River Palms are presented as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2014 and 2013.

Year ended December 31, 2014 compared to year ended December 31, 2013
The following table presents detail of our net revenues (in thousands):

	Year ended December 31,
	2014	2013
Revenues:
Casino	$592,467	$439,929
Rooms	113,890	88,277
Food and beverage	103,319	75,847
Other	26,594	22,058
Gross revenues	836,270	626,111
Less promotional allowances	(89,609)	(68,444)
Net revenues	$746,661	$557,667
The following table sets forth certain information concerning our results of operations by region (dollars in thousands):

	Year ended December 31,
	2014	2013
Net revenues:
East	$303,079	$244,471
Central	247,784	120,459
West	103,147	101,769
South and other	92,651	90,968
Corporate	—	—
Total net revenues	$746,661	$557,667
Operating income:
East	$44,121	$11,188
Central	30,119	27,977
West	13,564	11,467
South and other	10,337	4,748
Corporate	(27,018)	(12,617)
Total operating income	$71,123	$42,763
Operating income margin (a):
East	14.6%	4.6%
Central	12.2%	23.2%
West	13.2%	11.3%
South and other	11.2%	5.2%
Total operating income margin	9.5%	7.7%
__________________________________________________________________________
(a)    Operating income margin is operating income as a percentage of net revenues.
Net Revenues
In the East region, net revenues were $303.1 million for the year ended December 31, 2014, an increase of $58.6 million, or 24.0%, compared to the year ended December 31, 2013. Net revenue increases for Tropicana AC are primarily due to a $55.2 million increase in casino revenues as a result of increased customer volumes due, in part, to the January 2014 closure of one of our competitors in Atlantic City. In the third quarter of 2014, three additional competitors ceased operations in Atlantic City. Based on market data, the Atlantic City market experienced year over year declines in casino revenue of 8.5% in the year ended December 31, 2014. In addition, Tropicana AC casino revenues increased due to a $13.5 million increase in revenues from internet gaming which commenced in November 2013, coupled with 17.9% higher slot volumes and 4.3 percentage point increase in the table hold percentage, partially offset by 16.0% lower table game volumes, including lower volumes of high-end play for the year ended December 31, 2014. Net revenues for our hotel also increased due to higher occupancy rates in the year ended December 31, 2014. The average daily room rate increased to $87 from $86 for the years ended December 31, 2014 and 2013, respectively. The occupancy rate for the year ended December 31, 2014 was 77%, up from 72% for the prior year period.

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
Operating Income
In the East region, the operating income for the year ended December 31, 2014 was $44.1 million, a $32.9 million increase compared to the year ended December 31, 2013. The operating income in the East region increased from the prior year primarily due to the increase in net revenues discussed above and a favorable real estate tax settlement which resulted in a $31.7 million one-time cash payment received at Tropicana AC during the year ended December 31, 2014. This refund was partially offset by an increase in real estate taxes assessed in 2014 and the favorable effects in the prior period related to the original real estate tax settlement. Under the terms of the original settlement in January 2013, Tropicana AC applied $16.0 million of credits to the 2013 real estate tax bills during the year ended December 31, 2013 and expensed $4.1 million in professional fees related to this settlement in the year ended December 31, 2013. During the year ended December 31, 2014, Tropicana AC also recorded higher payroll and benefits expense as well as increased costs related to Internet gaming which commenced in November 2013. Additionally, Tropicana AC recorded a $1.9 million increase in depreciation and amortization expense related to new capital projects placed in service after the comparable period in the prior year.
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
Interest Expense
Interest expense for the years ended December 31, 2014 and 2013 was $12.9 million and $14.3 million, respectively. The interest expense for the year ended December 31, 2014 decreased compared to the year ended December 31, 2013 primarily due to our New Term Loan Facility which was funded in November 2013 and accrues interest at a floating rate, which was 4.0% per annum as of December 31, 2014. Under our Term Loan Facility, which was outstanding prior to November 2013, and which we repaid using a portion of the net proceeds of our New Term Loan Facility, interest accrued at 7.5% per annum. Cash paid for interest was $11.8 million and $11.9 million for the years ended December 31, 2014 and 2013, respectively. The decrease in cash paid for interest was primarily attributable to the lower interest rate under the New Term Loan Facility. Interest expense also includes $1.0 million and $1.3 million of amortization of debt issuance costs and discounts for the year ended December 31, 2014 and 2013, respectively. Unamortized debt issuance costs and discounts related to the Term Loan Facility were written off in November 2013 in connection with the repayment of the Term Loan Facility.
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

Discontinued Operations
On July 1, 2014, we entered into and closed an asset purchase agreement to sell substantially all of the assets associated with the operation of River Palms for $6.8 million in cash and the assumption of certain liabilities. Concurrently with the execution and closing of the asset purchase agreement, we leased back River Palms. We terminated the lease and discontinued operations at River Palms in September 2014. The sale resulted in a loss of $0.2 million which is included in the loss from discontinued operations for the year ended December 31, 2014. The results of operations of River Palms are presented as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2014 and 2013.

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
Our material cash requirements for 2016 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $3.0 million and $11.9 million, respectively, (ii) capital maintenance expenditures expected to be approximately $46 million, (iii) growth capital expenditures expected to be approximately $35 million, (iv) expenditures related to the Company's $50 million commitment to develop a landside gaming facility at Tropicana Evansville, estimated to be approximately $25 million in 2016, and (v) minimum lease payments under our operating leases of $9.9 million. Except for the commitment to spend $50 million of capital renovation at Tropicana Evansville required by the Sixth Amendment, the majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.
The following table summarizes our historical cash flows (in thousands):

	Year ended December 31,
	2015	2014
Cash Flow Information:
Net cash provided by operating activities	$105,727	$141,134
Net cash used in investing activities	(82,857)	(301,399)
Net cash used in financing activities	(1,305)	(2,893)
Net increase (decrease) in cash and cash equivalents	$21,565	$(163,158)
Net cash provided by operating activities for the year ended December 31, 2015 consisted primarily of cash generated from operating results. Cash paid for interest, net of amounts capitalized, was $11.5 million for the year ended December 31, 2015 compared to $11.8 million for the year ended December 31, 2014. Net cash provided by operating activities for the year ended December 31, 2014 included amounts generated from operating results, as well as a $52.7 million one-time gain related to certain Predecessor claims.
Net cash used in investing activities in the year ended December 31, 2015 consisted primarily of $94.1 million used for capital expenditures, partially offset by $15.2 million of proceeds from Approved CRDA Project Funds. Net cash used in investing activities in the year ended December 31, 2014 consisted primarily of $237.3 million used for the Lumière Place acquisition, net of cash acquired, and $80.6 million used for capital expenditures, partially offset by proceeds from insurance settlements. Capital expenditures primarily relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.
Net cash used in financing activities in the year ended December 31, 2015 consisted primarily of $3.0 million repayments on the New Term Loan Facility, offset by proceeds of amounts previously classified as restricted cash. Net cash used in financing activities in the year ended December 31, 2014 consisted primarily of $3.0 million repayments on the New Term Loan Facility.
New Credit Facilities
In November 2013, we entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “New Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”). Commencing on December 31, 2013, the New Term Loan Facility requires quarterly principal payments of $750,000, with any remaining balance payable on the final maturity date of the New term Loan Facility, which is November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018.

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

The New Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of December 31, 2015, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Our interest expense for the years ended December 31, 2015 and 2014 was $12.3 million and $12.9 million, respectively, which includes $1.0 million and $1.0 million, respectively, of amortization of the related debt discount and debt issuance costs for the year ended December 31, 2015 and 2014. The decrease in interest expense in 2015 compared to 2014 is primarily attributable to the decrease in outstanding principal on the New Term Loan Facility combined with higher capitalization of interest in 2015 related to ongoing construction projects.
Stock Repurchase Program
On July 31, 2015 our Board of Directors authorized the repurchase of up to $50 million of our outstanding stock with no set expiration date. The Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by the Board of Directors or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. As of the date of this report, we have not yet repurchased any shares of our common stock under the Stock Repurchase Program.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations
The following table summarizes our material future contractual obligations as of December 31, 2015 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt (a)	$3,000	$6,000	$284,250	$—	$293,250
Estimated interest payment on debt (b)	11,879	23,328	21,787	—	56,994
Operating leases	9,904	27,662	11,147	40,657	89,370
Purchase obligations (c)	49,172	25,596	84	42	74,894
Total	$73,955	$82,586	$317,268	$40,699	$514,508
_______________________________________________________________________________

(a)	The New Term Loan Facility provides for a stated maturity date of November 2020.

(b)	Estimated interest payment on debt is based on principal amounts outstanding and the interest rate at December 31, 2015 and required principal payments through the maturity of the debt.

(c)
Includes commitments for capital expenditures related required under the Sixth Amendment, related to the development of a landside gaming facility at Tropicana Evansville, as well as various contracts, including advertising, maintenance contracts and service agreements.

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
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations or under fresh-start reporting. In accordance with accounting guidance related to goodwill and other intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets at the reporting unit level in the fourth quarter of each year and in certain situations between those annual dates if events occur or circumstances change indicating potential impairment. We have the option to begin with a qualitative assessment, commonly referred to as Step 0, to determine whether it is more likely than not that the reporting units fair value is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If we determine the reporting units are not at risk of failing the qualitative assessment, no impairment testing is required.
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
Revenue Recognition and Promotional Allowances
Casino revenue represents the difference between wins and losses from gaming activities. Room, food and beverage and other operating revenues are recognized at the time the goods or services are provided. The Company collects taxes from customers at the point of sale on transactions subject to sales and other taxes. Revenues are recorded net of any taxes collected. The majority of the Company's casino revenue is counted in the form of cash and chips and, therefore, is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. Promotional allowances also include incentives earned in our slot bonus program such as cash, complimentary play, and the estimated retail value of goods and services (such as complimentary rooms and food and beverages). The Company rewards customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time, principally for complimentary play, and to a lessor extent for goods or services, depending on the property.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary market risk exposure is in the area of interest rate risk. We incur interest expense on borrowings outstanding under the New Credit Facilities. Our debt under the New Credit Facilities consists primarily of the New Term Loan Facility and the Revolving Facility. The obligations under the New Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the LIBO Rate (as defined in the New Term Loan Facility) (subject to a 1.00% floor); plus (b) a margin of 3.00%; or (ii) the sum of: (a) the alternate base rate (as defined in the New Term Loan Facility) (subject to a 2.00% floor); plus (b) a margin of 2.00%; such that, in either case, the applicable interest rate shall not be less than 4.00%. The Revolving Facility, which has no amounts outstanding at December 31, 2015, accrues interest at a per annum rate equal to either, at the Company’s option (with limited restrictions), the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). An additional 2% default rate also applies in certain instances described in the New Term Loan Facility. As of December 31, 2015, the interest rate was 4.0%. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.
Based on our borrowings at December 31, 2015, assuming a 1% increase over the 4.0% floor specified in our New Term Loan Facility, our annual interest cost would increase $2.9 million.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is contained in the financial statements listed in Item 15(a) of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of December 31, 2015. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported in the time periods specific in the Securities and Exchange Commission's rules and forms.

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
Our management has performed an assessment according to the 2013 Internal Control-Integrated Framework established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2015, is effective.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Tropicana Entertainment Inc.

We have audited the internal control over financial reporting of Tropicana Entertainment Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Reno, Nevada
February 24, 2016

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2016 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2016 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2016 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2016 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2016 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

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
10.2
Second Amended and Restated Lease Agreement, entered into and made on October 27, 2010, between Greenville Marine Corporation and Lighthouse Point, LLC. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

10.2(A)
First Amendment to Second Amended and Restated Lease Agreement, entered November 19, 2013, between Greenville Marine Corporation and Lighthouse Point, LLC. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.3
Restated and Amended Lease Agreement, entered into April 18, 1997, between The Board of Levee Commissioners and JMBS Casino LLC., successor in interest to Alpha Greenville Hotel, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.4
Assignment of Restated and Amended Lease Agreement, entered into November 23, 2013, between JMBS Casino LLC. and Lighthouse Point, LLC. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.5
Lease Agreement, entered into October 1, 2013, between the City of Greenville and Lighthouse Point, LLC. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.6
Evansville Riverboat Landing Lease, dated as of May 2, 1995, by and among the City of Evansville, Indiana and Aztar Indiana Gaming Company, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.6(A)
Amendment to Evansville Riverboat Landing Lease, effective as of December 1, 2001, by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC and Aztar Corporation. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.6(B)
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
Fifth Amendment to Lease Agreement dated September 1, 2011 by and among the City of Evansville, Indiana, Aztar Indiana Gaming Company, LLC, and New Tropicana OpCo, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.6(J)
Sixth Amendment to Lease Agreement dated January 5, 2016, among the City of Evansville, Indiana, acting by and through the Redevelopment Commission of the City of Evansville, Indiana, organized and operating under IC 36-7-14, Aztar Indiana Gaming Company, LLC, as tenant and New Tropicana Opco, Inc., as guarantor. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 6, 2016)

10.7
Amended and Restated Net Lease Agreement by and between Park Cattle Co. and Desert Palace, Inc. dated January 1, 2000. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.7(A)
Amendment and Reservation of Rights Regarding MontBleu dated April 2, 2008 by and between Park Cattle Co. and Columbia Properties Tahoe, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.7(B)
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

TROPICANA ENTERTAINMENT INC.

Date:	February 24, 2016	By:	/s/ THERESA GLEBOCKI
		Name:	Theresa Glebocki
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY P. RODIO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2016
Anthony P. Rodio

/s/ THERESA GLEBOCKI	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2016
Theresa Glebocki

/s/ KEITH COZZA	Director	February 24, 2016
Keith Cozza

/s/ DANIEL A. CASSELLA	Director	February 24, 2016
Daniel A. Cassella

/s/ HUNTER C. GARY	Director	February 24, 2016
Hunter C. Gary

/s/ WILLIAM A. LEIDESDORF	Director	February 24, 2016
William A. Leidesdorf

/s/ DANIEL H. SCOTT	Director	February 24, 2016
Daniel H. Scott

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Tropicana Entertainment Inc.

We have audited the accompanying consolidated balance sheets of Tropicana Entertainment Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tropicana Entertainment Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 related to the presentation of deferred income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Reno, Nevada
February 24, 2016

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$217,300	$195,735
Restricted cash	14,045	15,740
Receivables, net	22,068	22,713
Inventories	6,726	7,482
Prepaid expenses and other assets	11,893	13,671
Deferred tax assets, net	—	9,078
Total current assets	272,032	264,419
Property and equipment, net	760,820	740,752
Goodwill	15,857	15,857
Intangible assets, net	74,295	75,010
Investments	26,323	32,825
Deferred tax assets, net	141,218	150,023
Long term prepaid rent and other assets	22,068	10,804
Total assets	$1,312,613	$1,289,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Accounts payable	33,568	43,612
Accrued expenses and other current liabilities	77,836	78,937
Total current liabilities	114,404	125,549
Long-term debt, net	289,210	291,992
Other long-term liabilities	6,207	6,757
Total liabilities	409,821	424,298
Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,312,500 shares issued and outstanding at December 31, 2015 and 2014	263	263
Additional paid-in capital	600,359	600,359
Retained earnings	302,170	264,770
Total shareholders' equity	902,792	865,392
Total liabilities and shareholders' equity	$1,312,613	$1,289,690

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenues:
Casino	$640,793	$592,467	$439,929
Room	121,666	113,890	88,277
Food and beverage	107,174	103,319	75,847
Other	29,350	26,594	22,058
Gross revenues	898,983	836,270	626,111
Less promotional allowances	(87,506)	(89,609)	(68,444)
Net revenues	811,477	746,661	557,667
Operating costs and expenses:
Casino	278,532	271,857	198,219
Room	43,625	41,159	32,160
Food and beverage	54,594	50,283	37,660
Other	18,941	16,845	15,700
Marketing, advertising and promotions	61,357	57,819	39,844
General and administrative	142,942	143,744	99,584
Maintenance and utilities	71,320	70,512	56,699
Depreciation and amortization	63,036	50,457	34,551
Impairment charges, other write-downs and recoveries	906	(4,484)	487
Goodwill impairment	—	9,071	—
Property tax settlement	—	(31,725)	—
Total operating costs and expenses	735,253	675,538	514,904
Operating income	76,224	71,123	42,763
Other income (expense):
Interest expense	(12,348)	(12,873)	(14,331)
Interest income	616	1,957	846
Predecessor claim settlements	—	52,680	—
Loss on debt retirement	—	—	(4,897)
Total other income (expense)	(11,732)	41,764	(18,382)
Income from continuing operations before income taxes	64,492	112,887	24,381
Income tax benefit (expense)	(27,092)	140,009	(2,534)
Income from continuing operations	37,400	252,896	21,847
Loss from discontinued operations, net	—	(1,629)	(3,744)
Net income	$37,400	$251,267	$18,103

Basic and diluted income per common share:
Income from continuing operations	$1.42	$9.61	$0.83
Loss from discontinued operations, net	—	(0.06)	(0.14)
Net income per common share	$1.42	$9.55	$0.69

Weighted-average common shares outstanding:
Basic and diluted	26,313	26,313	26,313

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Shareholders' Equity
Balances, December 31, 2012	263	600,359	(4,600)	596,022
Net income	—	—	18,103	18,103
Balances, December 31, 2013	263	600,359	13,503	614,125
Net income	—	—	251,267	251,267
Balances, December 31, 2014	263	600,359	264,770	865,392
Net income	—	—	37,400	37,400
Balances, December 31, 2015	$263	$600,359	$302,170	$902,792

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$37,400	$251,267	$18,103
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operations	—	233	—
Loss on debt retirement	—	—	4,897
Gain on insurance recoveries	—	(5,610)	—
Depreciation and amortization (including discontinued operations)	63,036	50,457	34,668
Amortization of debt discount and debt issuance costs	1,011	1,025	1,255
Impairment charges, (gain) loss on disposition of assets and other write-downs (including discontinued operations)	906	1,082	3,098
Goodwill impairment	—	9,071	—
Insurance proceeds from business interruption	—	1,250	—
Deferred income tax	17,883	(178,760)	91
Changes in operating assets and liabilities:
Receivables, net	645	1,655	(500)
Inventories, prepaids and other assets	2,533	(1,613)	(945)
Accrued interest	(137)	1,182	1,164
Accounts payable, accrued expenses and other liabilities	(5,579)	4,846	(740)
Long term prepaid rent and other noncurrent assets and liabilities, net	(11,971)	5,049	2,674
Net cash provided by operating activities	105,727	141,134	63,765
Cash flows from investing activities:
Additions of property and equipment	(94,059)	(80,554)	(57,274)
Approved CRDA Project Funds received	15,248	—	—
Restricted cash for acquisition	—	—	(15,008)
Insurance proceeds	—	5,200	700
Proceeds from sale of discontinued operations	—	6,750	—
Lumière Place acquisition, net of $11,015 cash acquired	—	(237,317)	—
Other	(4,046)	4,522	4,980
Net cash used in investing activities	(82,857)	(301,399)	(66,602)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	298,500
Payments on debt	(3,000)	(3,000)	(174,527)
Restricted cash	1,695	107	(526)
Payment of financing costs	—	—	(4,377)
Net cash provided by (used in) financing activities	(1,305)	(2,893)	119,070
Net increase (decrease) in cash and cash equivalents	21,565	(163,158)	116,233
Decrease in cash and cash equivalents related to assets held for sale	—	2,138	141
Cash and cash equivalents, beginning of period	195,735	356,755	240,381
Cash and cash equivalents, end of period	$217,300	$195,735	$356,755
Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest, net of interest capitalized	$11,468	$11,830	$11,947
Cash paid for income taxes	16,607	32,178	3,702
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	2,784	8,213	1,631

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

•
South and other—Belle of Baton Rouge ("Belle of Baton Rouge") located in Baton Rouge, Louisiana; Trop Casino Greenville ("Tropicana Greenville") located in Greenville, Mississippi and Tropicana Aruba Resort & Casino ("Tropicana Aruba") located in Palm Beach, Aruba.

In addition, in July 2014 the Company sold and concurrently leased back River Palms located in Laughlin, Nevada and by September 2014 had terminated the lease and discontinued its operations at the property. River Palms is presented as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2014 and 2013 (see Note 18 - Discontinued Operations for further discussion).
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Restricted Cash
Restricted cash consisted primarily of funds invested in money market funds. At December 31, 2015 and 2014, $7.6 million and $9.6 million, respectively, was restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions, and $6.5 million and $6.2 million, respectively, was restricted to collateralize letters of credit.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Self-Insurance Reserves
The Company is self-insured up to certain stop loss amounts for employee health coverage, workers' compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as estimated by management with the assistance of a third party claims administrator. In estimating these accruals, historical loss experience is considered and judgments are made about the expected levels of costs per claim. The Company believes its estimates of future liability are reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimates for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points. The Company had

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

total self-insurance accruals of $10.1 million reflected in its balance sheet for both of the years ended December 31, 2015 and December 31, 2014.
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
Customer Loyalty Program
The Company provides certain customer loyalty programs (the "Programs") at its casinos, which allow customers to redeem points earned from their gaming activity for cash, food, beverage, rooms or merchandise. Under the Programs, customers are able to accumulate points that may be redeemed in the future, subject to certain limitations and the terms of the Programs. The Company records a liability for the estimated cost of the outstanding points under the Programs that it believes will ultimately be redeemed. The estimated cost of the outstanding points under the Programs is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, the Company accrues this cost (after consideration of estimated redemption rates) as they are earned from gaming play, which is included in promotional allowances. For points that may only be redeemed for goods or services but cannot be redeemed for cash, the Company estimates the cost and accrues for this expense as the points are earned from gaming play, which is recorded as casino operating costs and expenses. At December 31, 2015 and 2014, the Company had $5.6 million and $6.3 million, respectively, accrued for the estimated cost of anticipated redemptions under the Programs.
Revenue Recognition and Promotional Allowances
Casino revenue represents the difference between wins and losses from gaming activities. Room, food and beverage and other operating revenues are recognized at the time the goods or services are provided. The Company collects taxes from customers at the point of sale on transactions subject to sales and other taxes. Revenues are recorded net of any taxes collected. The majority of the Company's casino revenue is counted in the form of cash and chips and, therefore, is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. Promotional allowances also include incentives earned in our slot bonus program such as cash, complimentary play, and the estimated retail value of goods and services (such as complimentary rooms and food and beverages). The Company rewards customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time, principally for complimentary play, and to a lesser extent for goods or services, depending upon the property.
The amounts included in promotional allowances consist of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Room	$35,118	$33,693	$26,126
Food and beverage	45,525	46,914	35,234
Other	6,863	9,002	7,084
Total	$87,506	$89,609	$68,444
The estimated departmental costs and expenses of providing these promotional allowances, for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Room	$18,988	$18,843	$15,153
Food and beverage	40,167	43,201	33,470
Other	2,649	3,598	2,410
Total	$61,804	$65,642	$51,033

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gaming Taxes
The Company is subject to taxes based on gross gaming revenues, the number of gaming devices and/or the number of admissions in the jurisdictions in which the Company operates, subject to applicable jurisdictional adjustments. These gaming taxes are recognized in casino operating costs and expenses in the accompanying consolidated statements of income. Gaming taxes included in continuing operations totaled $112.9 million, $104.4 million and $67.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Advertising
The Company expenses advertising costs as incurred or the first time the advertising takes place. Advertising expense, included in continuing operations, which is generally recognized in marketing, advertising and promotions in the accompanying consolidated statements of income, was $17.6 million, $20.0 million and $10.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, requiring entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability. This new guidance is similar to existing presentation requirements for debt discounts and aligns with the presentation of debt issuance costs under International Financial Reporting Standards ("IFRS"). The new guidance does not affect entities' recognition and measurement of debt issuance costs. Previously, entities were required to present debt issuance costs as deferred charges in the asset section of the statement of financial position. The guidance in the ASU is effective for all entities in the fiscal years beginning after December 15, 2015. Public business entities must apply the guidance in interim periods within the fiscal year of adoption, while all other entities must apply the guidance in interim periods within fiscal periods beginning after December 31, 2016. All entities must apply the guidance retrospectively and provide the required disclosures for a change in accounting principle in the period of adoption. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statement presentation.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reporting period. The Company does not anticipate the adoption of this ASU to have a material impact on the Company's financial position or results of operations.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends FASB ASU Topic 805, Business Combinations. This ASU eliminates the requirement to retrospectively adjust provisional amounts recognized at the acquisition dates of business combinations. Rather, this ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in the ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate the adoption of this ASU to have a material impact on the Company's financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The new guidance has been adopted on a prospective basis by the Company for the fiscal year ended December 31, 2015.
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

NOTE 3—LUMIÈRE PLACE ACQUISITION
Overview

As discussed in Note 1 - Basis of Presentation and Organization, on April 1, 2014, the Company completed its acquisition of all of the outstanding stock of Casino One Corporation (the “Target”) and all of the outstanding membership interests of PNK (ES), LLC (“ES”), PNK (ST. LOUIS RE), LLC (“RE”), and PNK (STLH), LLC (“STLH” and together with ES, RE and the Target, the “Companies”), pursuant to the terms of an Equity Interest Purchase Agreement (the “Purchase Agreement”), dated as of August 16, 2013, by and among Tropicana St. Louis LLC (the “Buyer”), a wholly owned subsidiary of the Company, and Pinnacle Entertainment, Inc. (“Pinnacle”), Casino Magic, LLC (“Casino Magic” and together with Pinnacle, the “Sellers”) and the Companies. Upon consummation of the acquisition, the Buyer acquired the Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri.

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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Supplemental Unaudited Consolidated Pro Forma Information

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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents a summary of fair value measurements by level for certain assets measured at fair value on a recurring basis included in the accompanying consolidated balance sheets at December 31, 2015 and 2014 (in thousands):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets:
CRDA deposits, net	$—	$—	$16,405	$16,405

December 31, 2014
Assets:
CRDA deposits, net	$—	$—	$24,384	$24,384
Funds on deposit with the CRDA are held in interest bearing accounts by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value. The fair value of the CRDA deposits, classified in the fair value hierarchy as Level 3, are estimated using valuation allowances calculated based on market rates for similar assets and other information received from the CRDA. See Note 9 - Investments for more detail related to the CRDA deposits.
The following table summarizes the changes in fair value of the Company's Level 3 CRDA deposits (in thousands):

	Year Ended December 31,
	2015	2014
Balance at January 1	$24,384	$22,337
Realized or unrealized losses	3,095	(705)
Additional CRDA deposits	4,321	3,998
CRDA Project Funds received	(14,194)	—
Purchases of CRDA investments	(1,201)	(1,246)
Balance at December 31	$16,405	$24,384
Losses are recognized in general and administrative expense included in the accompanying consolidated statements of income. There were no transfers between fair value levels for 2015 or 2014.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes assets measured at fair value on a recurring basis during the years ended December 31, 2015 and 2014 included in the accompanying consolidated balance sheets (in thousands):

	December 31, 2015		December 31, 2014
Category	Level 3 Asset	Recognized Loss	Level 3 Asset	Recognized Loss

Goodwill	$15,857	$—	$15,857	$9,071
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
Long-term Debt
The Company's long-term debt is carried at amortized cost in the accompanying consolidated balance sheets. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices for similar issues. The estimated fair value of long-term debt as of December 31, 2015 and 2014 is approximately $287.4 million and $288.3 million, respectively.
CRDA Bonds
The Company's CRDA bonds are classified as held-to-maturity since the Company has the ability and intent to hold these bonds to maturity under the CRDA, the Company is not permitted to do otherwise. The CRDA Bonds are initially recorded at a discount to approximate fair value. After the initial determination of fair value, the company will analyze the CRDA bonds quarterly for recoverability based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional valuation allowances will be recorded. The fair value of the Company's CRDA bonds are considered a Level 3 fair value measurement. The CRDA bonds carrying value at each of December 31, 2015 and 2014, net of the unamortized discount and valuation allowance, was $8.4 million, which approximates fair value. See Note 9 - Investments for more detail related to the CRDA bonds.
NOTE 5—RECEIVABLES
Receivables consist of the following (in thousands):

	December 31,
	2015	2014
Casino	$14,573	$15,472
Hotel	5,330	4,897
Other	12,574	13,596
	32,477	33,965
Allowance for doubtful accounts	(10,409)	(11,252)
Receivables, net	$22,068	$22,713
During the years ended December 31, 2015, 2014 and 2013, the Company recognized bad debt expense of $1.3 million, $2.2 million and $2.1 million, respectively, and had write-offs, net of recoveries, related to uncollectable account receivables of $1.8 million, $3.5 million and $2.4 million, respectively, the majority of which was related to Tropicana AC.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	December 31,
		2015	2014
Land	—	$116,190	$115,947
Buildings and improvements	10 - 40	605,582	549,929
Furniture, fixtures and equipment	3 - 7	228,548	182,948
Riverboats and barges	5 - 15	17,429	16,908
Construction in progress	—	24,900	46,058
		992,649	911,790
Accumulated depreciation		(231,829)	(171,038)
Property and equipment, net		$760,820	$740,752
Depreciation expense for property and equipment totaled $63.0 million, $50.4 million and $34.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Interest capitalized during the years ended December 31, 2015 and 2014 was $0.7 million and $0.3 million, respectively.
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill and other indefinite-life intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.
Goodwill
Changes in the carrying amount of Goodwill by segment are as follows (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South and other	1,731	(1,731)	—	1,731	(1,731)	—
Corporate	10,704	(9,071)	1,633	10,704	(9,071)	1,633
Total	$26,659	$(10,802)	$15,857	$26,659	$(10,802)	$15,857
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
Intangible Assets
Intangible assets consist of the following (in thousands):

	Estimated life (years)	December 31,
		2015	2014

Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	37,387
Customer lists	3	160	3,021
Favorable lease	5 - 42	13,260	15,374
Total intangible assets		76,307	81,282
Less accumulated amortization:
Customer lists		(93)	(2,901)
Favorable lease		(1,919)	(3,371)
Total accumulated amortization		(2,012)	(6,272)
Intangible assets, net		$74,295	$75,010

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. In April 2014, indefinite life gaming licenses increased related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). At December 31, 2015 and 2014 the indefinite life gaming licenses consists of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively.

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
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. The customer lists valued upon adoption of fresh-start reporting and in connection with the Tropicana AC acquisition were fully amortized as of February 2013. In April 2014, customer lists increased related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). Amortization expense related to customer lists, which is amortized to depreciation and amortization expense, for each of the years ended December 31, 2015 and December 31, 2014 was less than $0.1 million. The amortization expense for the year ended December 31, 2013 was $0.2 million. Estimated annual amortization related to the Lumière Place customer list is anticipated to be $0.1 million in 2016 and less than $0.1 million in 2017.
The customer list associated with Lumière Place is valued based on a market approach which considers the price that would be negotiated between a hypothetical buyer and seller. The price was calculated by using market rates for leased customer lists and multiplying it by a value multiple to convert the lease rates into purchase rates.

Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the years ended December 31, 2015, 2014 and 2013, was $0.6 million, $0.8 million and $0.8 million, respectively. Estimated annual amortization related to the Company's favorable lease arrangements is anticipated to be $0.4 million in each of the years ending December 31, 2016, 2017, 2018, 2019 and 2020.
Impairment of Intangible Assets
Annually management reviews the Trop AC tenant leases associated with the favorable lease arrangements for impairment. In the first quarter of 2015, management determined that there was an impairment of $26,000, net of accumulated amortization, due to a tenant lease being terminated early. The remaining balance will continue to be amortized over the remaining useful life.
NOTE 8—IMPAIRMENT CHARGES, OTHER WRITE-DOWNS AND RECOVERIES
Impairment charges and other write-downs included in continuing operations consist of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Impairment of barge	$—	$—	$439
Impairment of intangible assets	26	44	—
Loss on disposal of assets	880	1,082	48
Gain on insurance recoveries	—	(5,610)	—
Total impairment charges, other write-downs and recoveries	$906	$(4,484)	$487

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 9—INVESTMENTS
CRDA
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of Internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues and 5.0% on Internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. According to the Casino Control Act, funds on deposit with the CRDA are invested by the CRDA and the resulting income is shared two-thirds to the casino licensee and one-third to the CRDA. Further, the Casino Control Act requires that CRDA bonds be issued at statutory rates established at two-thirds of market value.
CRDA Investments consist of the following (in thousands):

	December 31,
	2015	2014
CRDA investment in bonds	$16,551	$16,409
Less unamortized discount	(4,271)	(4,306)
Less valuation allowance	(3,862)	(3,662)
CRDA deposits	21,183	32,257
Less valuation allowance	(4,778)	(7,873)
CRDA direct investments	1,352	1,292
Less valuation allowance	(1,352)	(1,292)
Total CRDA investments	$24,823	$32,825
The CRDA bonds have various contractual maturities that range from 2 to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights.
During the year ended December 31, 2015, the Company recorded a $2.0 million reduction to general and administrative expense on the accompanying consolidated statements of income related to a reduction in the CRDA valuation allowance. For the years ended December 31, 2014 and 2013, the Company recorded charges of $1.6 million and $1.0 million, respectively, to general and administrative expenses on the accompanying consolidated statements of income related to increases in the CRDA valuation allowances. In addition, the Company recognized interest income of $0.4 million, $1.7 million and $0.6 million, respectively, related to the CRDA investments for the years ended December 31, 2015, 2014 and 2013.
The Company was approved to use $18.8 million of CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. Approximately $14.2 million of the Approved CRDA Project Funds were reimbursed to Tropicana AC during the year ended December 31, 2015.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Ruby Seven Studios, Inc.
In March 2015, the Company, through its wholly-owned subsidiary, TropWorld Games LLC ("TWG") enterted into an agreement with Ruby Seven Studios, Inc. ("Ruby Seven") to develop an online social gaming site. In accordance with that agreement, in July 2015, TEI R7, a wholly-owned subsidiary of the Company, exercised an option to acquire 1,827,932 shares of Ruby Seven's Series A-1 Preferred Stock for $1.5 million, representing approximately 13.7% of the equity ownership of Ruby Seven. The investment in Ruby Seven is presented at cost on the accompanying consolidated balance sheet as of December 31, 2015. The fair value of the investment in Ruby Seven is not estimated as there have been no identified events or changes in circumstances that may have a significant adverse effect on the carrying value.
NOTE 10—LONG TERM PREPAID RENT AND OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2015	2014
Debt issuance costs	$3,264	$3,931
Tropicana Evansville prepaid rent	12,500	—
Deposits	3,431	3,951
Other	2,873	2,922
Long term prepaid rent and other assets	$22,068	$10,804
NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accrued payroll and benefits	$35,131	$29,709
Accrued gaming and related	15,620	16,687
Accrued taxes	11,327	16,963
Other accrued expenses and current liabilities	15,758	15,578
Total accrued expenses and other current liabilities	$77,836	$78,937

NOTE 12—DEBT
Debt consists of the following (in thousands):

	December 31,
	2015	2014
New Term Loan Facility, due 2020, interest at 4.0% at December 31, 2015 and 2014, net of unamortized discount of $1.0 million and $1.3 million at December 31, 2015 and 2014, respectively	$292,210	$294,992
Less current portion of debt	(3,000)	(3,000)
Total long-term debt, net	$289,210	$291,992
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The New Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of December 31, 2015, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at December 31, 2015.
Scheduled maturities of the Company's long-term debt at December 31, 2015 are as follows (in thousands):

Years ending December 31,
2016	$3,000
2017	3,000
2018	3,000
2019	3,000
2020	281,250
Thereafter	—
Total scheduled maturities	293,250
Unamortized debt discount	(1,040)
Total long-term debt	$292,210

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—RELATED PARTY TRANSACTIONS
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
Effective January 1, 2013, Icahn Sourcing restructured its ownership and changed its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. The Company paid Insight Portfolio Group $0.3 million in each of the years ended December 31, 2015, 2014 and 2013.
NOTE 14—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. The unfavorable lease liability balance was $6.7 million and $7.2 million as of December 31, 2015 and 2014, respectively, of which $6.1 million and $6.7 million is included in other long-term liabilities on the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively.
In October 2014, Columbia Properties Tahoe, LLC (“CPT”), the Company’s subsidiary that owns MontBleu, entered into a lease amendment with Edgewood Companies (“Landlord”) pursuant to which CPT agreed to expend $24.0 million by March 31, 2016 on capital renovation projects in exchange for certain lease modifications including future capital expenditure requirements and a Landlord acknowledgment that upon completion of the capital renovation project the property will satisfy the “first class” facility requirements of the lease. As of December 31, 2015, the Company has substantially completed the $24 million capital renovation project.
Tropicana Evansville Land Lease
The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated. On January 6, 2016 the Company and the City of Evansville entered into a Sixth Amendment to the Lease Agreement (the "Sixth Amendment"). Under the Sixth Amendment, in exchange for the Company's commitment to expend $50 million to develop a landside gaming facility (the "Tropicana Development Project") along with a pre-payment of lease rent in the amount of $25 million (the "Rental Pre-Payments"), the City of Evansville has granted the Company a $20 million redevelopment credit (the "Redevelopment Credit"). The Rental Pre-Payments are to be made in two payments of $12.5 million each. The Company has made the first $12.5 million Rental Pre-Payment, and the second $12.5 million Rental Pre-Payment is due upon the opening of the Tropicana Development Project to the public. Both the Rental Pre-Payments and the Redevelopment Credits will be applied against future rent in equal monthly amounts over a period of one hundred and twenty (120) months commencing upon the opening of the Tropicana Development Project to the public. Under the terms of the lease, as amended by the Sixth Amendment, the Company may extend the lease term through November 30, 2055 by exercising renewal options. The current term commenced December 1, 2015 and expires November 30, 2027 under the terms of the Sixth Amendment. Thereafter, the Company may extend the lease for a three (3) year term through November 30,

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2030, followed by five (5) five-year renewal options through November 30, 2055. Under the terms of the Sixth Amendment, in the event the Company decides not to exercise its renewal option(s) and continues to conduct gaming operations in the City of Evansville, the lease may not be terminated and will continue through November 30, 2055, unless the Company and the City of Evansville enter into a replacement agreement that includes payments to the City of Evansville in the amount equal to rent payments under the lease. Under the terms of the lease, as amended by the Sixth Amendment, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2.0 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 10% of the AGR in excess of $100 million. In accordance with a prior lease amendment in March 2010, during 2010 the Company paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015.
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
Operating Leases
In addition to the above land and building leases, the Company leases various land parcels, buildings and equipment used in its operations including the office space for its corporate office in Las Vegas, Nevada. Future minimum rental payments, including the prepayment of rent to the City of Evansville, that have initial or remaining non-cancelable lease terms (excluding renewable periods) in excess of one year as of December 31, 2015 are as follows (in thousands):

Years ending December 31,
2016	$9,904
2017	8,735
2018	18,927
2019	5,892
2020	5,255
Thereafter	40,657
Total	$89,370
Rent expense included in continuing operations totaled approximately $14.7 million, $15.1 million and $14.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Commitments and Contingencies
2011 New Jersey Legislation
On February 1, 2011, New Jersey enacted legislation (the "Tourism District Bill") that delegated redevelopment authority and creation of a master plan to the CRDA and allowed the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. The law obligated the Atlantic City casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for the Tourism District Bill in the aggregate amount of $30.0 million annually through 2016. Each Atlantic City casino's proportionate share of the assessment is based on the gross revenue generated in the preceding fiscal year. The Company paid $3.5 million, $3.2 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company estimates its portions of these industry obligations to be approximately 12.0% in 2016.
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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying consolidated balance sheets as of December 31, 2015 and 2014. In its objection to Wimar and CSC's motions for summary judgment, the Company disputed the administrative expense and/or priority status of certain amounts claimed and also contended that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established by the bankruptcy reorganization plan, against CSC and Wimar.
In October 2015, the Bankruptcy Court issued an opinion and entered an order (1) denying Wimar's and CSC's Motions for Summary Judgment seeking allowance and payment of administrative expense claims and (2) granting, in part, CSC's Motion for Summary Judgment to allow priority status under Bankruptcy Code Section 507(a)(5) for certain contributions made to employee benefit plans and denying, in part, CSC's request in the motion for prepayment of the priority claims. The Company and Tropicana Las Vegas have filed a joint motion with the Bankruptcy Court seeking clarification of certain aspects of the Bankruptcy Court's opinion and order, which motion is pending. The Company continues to dispute any payment obligation to Wimar or CSC.
Tropicana AC Tax Appeal Settlement
In January 2013 we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involves the tax years 2008 through 2012 and also covers negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC was to receive a $49.5 million refund in the form of credits against annual real estate tax bills beginning in 2013 and ending in 2017. The credits were to be front-loaded in 2013 and 2014 so that after the credits are applied, Tropicana paid $1.8 million in taxes in 2013. The Company utilized $16.0 million of credits as a reduction to operating expenses in the year ended December 31, 2013. In addition, the Company expensed $4.1 million in professional fees related to this settlement in the year ended December 31, 2013. In January 2014, the Company received $31.7 million in cash as payment to satisfy future credits which amount is included in the line item called Property tax settlement in the accompanying consolidated statements of income for the year ended December 31, 2014.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Indiana Gross Income Tax Appeals
In September 2014 we settled gross income tax litigation pending with the State of Indiana related to our Predecessors, Aztar Missouri Gaming Corporation ("AMO") and Aztar Indiana Gaming Corporation and its successor, Aztar Indiana Gaming, LLC (collectively, "AIN") pursuant to which we paid the State of Indiana a settlement in the amount of $0.6 million and withdrew gross income tax refund claims related to AIN and AMO for the tax years 2004 through 2008 in exchange for a dismissal of tax assessments against AIN for the tax year 2008, and an exchange of mutual releases between the parties related to Indiana gross income tax assessments and refund claims for the tax years 2004 through 2008. As a result, the Company recorded adjustments to both its Predecessors' administrative tax claim receivable and accrual in the amount of $8.3 million.
Predecessor Claim Settlements
In December 2014, the Company settled certain claims related to the Predecessors which resulted in a one time gain of $52.7 million included in the accompanying consolidated statements of income during the year ended December 31, 2014.
Litigation in General
The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.
NOTE 15—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 26,312,500 shares were issued and outstanding as of December 31, 2015. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of December 31, 2015. The Board of Directors, without further action by the holders of Common Stock, may

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Warrants
In accordance with the Plan, holders of the Predecessors' $960 million of 95/8% Senior Subordinated Notes and general unsecured claims received warrants to purchase 3,750,000 shares of Common Stock ("Ordinary Warrants"). The Ordinary Warrants had a four year, six month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying consolidated balance sheets. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as a reorganization item of the Predecessors statements of operations. As of September 2014, the term on the Ordinary Warrants had expired and the value of the warrants are included in additional paid in capital.
Significant Ownership
At December 31, 2015, Mr. Icahn indirectly controlled approximately 67.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
Excluded from the calculation of diluted EPS for 2013 are the Ordinary Warrants to purchase 3,750,000 shares of our common stock as they were anti-dilutive. The Ordinary Warrants expired in 2014.
NOTE 17—EMPLOYEE BENEFIT PLANS
Retirement Plans
The Company does not sponsor a defined benefit plan. The Company offers a defined contribution 401(k) plan, which covers substantially all employees who are not covered by a collective bargaining agreement and who reach certain age and length of service requirements. Plan participants can elect to defer before tax compensation through payroll deductions. Such deferrals are regulated under Section 401(k) of the Internal Revenue Code. The plan allows for the Company to make an employer contribution on the employee's behalf at the Company's discretion. The Company commenced employer contributions at Lumière Place upon acquisition of the property on April 1, 2014. The Lumière Place contributions were funded from forfeited amounts included in our 401(k) plan. The Company expensed no matching contributions in 2015, 2014 or 2013.

Multiemployer Pension Plans
At December 31, 2015 and 2014 we had collective bargaining agreements with unions covering certain employees. Since February 2012, the Company has not participated in any union-sponsored, collectively bargained, multiemployer defined

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benefit pension plans. The risks of participating in multiemployer pension plans are different from single-employer pension plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (iii) if the Company stops participating in some of its multiemployer pension plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company made no contributions to these multiemployer plans for the years ended December 31, 2015, 2014 and 2013. The Company's participation in the individually significant plan is outlined in the table below:

Pension Fund	EIN/Pension Plan number	Pension Protection Act Status	Contributions (in thousands)			Funding Improvement Plan/ Rehabilitation Plan Status	Surcharge Paid
			2015	2014	2013
UNITE HERE National Retirement Fund	13-6130178 / 001	Red (a)	$—	$—	$—	Implemented	No
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

In April 2012, the International Union of Operating Engineers Local 68 Pension Fund (the “Local 68 Pension Fund”) asserted that Tropicana AC withdrew from the International Union of Operating Engineers Local 68 Pension Fund on March 7, 2010 and therefore owed approximately $4.2 million in withdrawal liability to the Local 68 Pension Fund for periods predating March 7, 2010. Tropicana AC did not become a participating employer in the Local 68 Pension Fund until March 8, 2010 and continued its participation through June 30, 2010 at which time it withdrew and was assessed an approximate $0.3 million withdrawal liability which it paid in 2011. Tropicana AC paid $35,000 to the Local 68 Pension Fund in September 2015 to settle the dispute.

NOTE 18—DISCONTINUED OPERATIONS
As discussed in Note 1- Basis of Presentation and Organization, in April 2013, the Company entered into an agreement to sell substantially all of the assets and certain liabilities of River Palms. In accordance with accounting guidance for assets held for sale, the results of operations for River Palms are presented as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2014 and 2013. The cash flows of the discontinued operations are included with the cash flows of continuing operations in the accompanying consolidated statements of cash flows for the years ended December 31, 2014 and 2013. In October 2013, the Company notified the buyers that it had elected to terminate the agreement to sell River Palms, pursuant to the terms of the agreement.
The Company continued to actively market the property and on July 1, 2014, sold River Palms to Nevada Restaurant Services, Inc. and its affiliate, Laughlin Hotel, LLC. Pursuant to the terms of the asset purchase agreement substantially all of the assets associated with the operation of River Palms were sold for approximately $6.8 million in cash and the assumption of certain liabilities. Concurrently with the sale, River Palms was leased back until September 2014 when the Company terminated the lease and discontinued its operations. The sale resulted in a loss of $0.2 million which is included in the loss from discontinued operations for the year ended December 31, 2014.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

	Year ended December 31,
	2014	2013
Net revenues	$11,964	$17,484
Operating costs and expenses	(12,954)	(18,721)
Impairment of discontinued operations	—	(2,611)
Loss from operations	(990)	(3,848)
Income (loss) from disposal of discontinued operations, net	(233)	—
Income tax benefit (expense)	(406)	104
Loss from discontinued operations, net	$(1,629)	$(3,744)
Loss Related to Sale
The Company compared its carrying value of River Palms to the sale price less costs to complete the sale and recorded a loss on the sale of River Palms of $2.6 million which is included in the loss from discontinued operations for the year ended December 31, 2013.
NOTE 19—INCOME TAXES
The Company files a consolidated federal income tax return and for the years ended December 31, 2015, 2014 and 2013 is the common parent for income tax purposes.
The income tax expense (benefit) attributable to net income from continuing operations before income taxes is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$6,289	$33,348	$—
State	2,920	5,403	2,443
Total current	9,209	38,751	2,443
Deferred:
Federal	17,297	(176,140)	84
State	586	(2,620)	7
Total deferred	17,883	(178,760)	91
Expense (benefit) from income taxes	$27,092	$(140,009)	$2,534

A reconciliation of the federal income tax statutory rate and the effective tax rate is as follows:

	Year ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Employment credits	(0.5)	(0.1)	(2.0)
Permanent differences	0.5	2.8	1.3
Disallowed foreign activity	0.5	0.2	1.2
State tax	5.2	1.3	7.4
Prior year true-up	0.8	—	—
Valuation allowance	0.5	(163.2)	(32.5)
Effective tax rate	42.0%	(124.0)%	10.4%

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The major tax-effected components of the net deferred tax asset (liability) are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Receivables	$4,205	$4,550
Accrued compensation	7,698	6,519
Reserves/accrued liabilities	3,732	3,392
Net operating loss carryforward	61,233	61,756
Property and equipment	114,219	131,405
Credits/carryforwards	—	132
Other assets	2,550	2,727
Gross deferred tax assets	193,637	210,481
Valuation allowance	(26,747)	(26,409)
Total deferred tax assets	$166,890	$184,072

Deferred tax liabilities:
Deductible prepaid expenses	$(4,670)	$(4,256)
Intangible assets	(21,002)	(20,715)
Total deferred tax liabilities	(25,672)	(24,971)
Net deferred tax assets (liabilities)	$141,218	$159,101

As of March 8, 2010, the Company had various net deferred tax assets made up primarily of the expected future tax benefit of net operating loss carryforwards and excess tax basis not yet deductible for tax purposes. A valuation allowance was provided in full against these net deferred tax assets upon the Company’s emergence from bankruptcy. During 2014, the Company reduced the valuation allowance related to the remaining net tax assets by $188.2 million. The reduction in the valuation allowance was a result of the Company analyzing all positive and negative evidence and concluding that it was more likely than not that it will generate future taxable income to utilize this portion of net deferred tax assets. The benefit from this reduction in the valuation allowance was recorded as an income tax benefit for 2014.
The Company has federal net operating loss carryforwards pursuant to the acquisition of Adamar. Internal Revenue Code Section 382 ("Section 382") places certain limitations on the annual amount of net operating loss carryforwards that can be utilized when a change of ownership occurs. The Company believes its acquisition of Adamar was a change in ownership pursuant to Section 382. As a result of the annual limitation, the net operating loss carryforward amount available to be used in future periods is approximately $155.9 million and will begin to expire in 2028 and forward.
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
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

December 31,
	2015	2014	2013
Unrecognized tax benefits, beginning of period	$—	$—	$—
Reductions based on tax positions related to the prior year	—	—	—
Reductions due to lapse of statute of limitations	—	—	—
Unrecognized tax benefits, end of period	$—	$—	$—
The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. In the next twelve months, the Company does not expect the liability for the unrecognized tax benefits to change significantly.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. Generally, the statute of limitations for examination of TEI's United States federal and state income tax returns is open for the years ended December 31, 2012. Management believes that adequate provision for income taxes and interest has been recorded in the accompanying financial statements.
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
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Year ended December 31,
	2015	2014	2013
Net revenues:
East	$322,309	$303,079	$244,471
Central	288,882	247,784	120,459
West	104,610	103,147	101,769
South and other	95,676	92,651	90,968
Corporate	—	—	—
Total net revenues	$811,477	$746,661	$557,667
Operating income:
East	$30,932	$44,121	$11,188
Central	42,529	30,119	27,977
West	11,405	13,564	11,467
South and other	7,801	10,337	4,748
Corporate	(16,443)	(27,018)	(12,617)
Total operating income	$76,224	$71,123	$42,763
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$76,224	$71,123	$42,763
Interest expense	(12,348)	(12,873)	(14,331)
Interest income	616	1,957	846
Predecessor claim settlements	—	52,680	—
Loss on debt retirement	—	—	(4,897)
Income from continuing operations before income taxes	$64,492	$112,887	$24,381

	December 31,
	2015	2014
Assets by segment:
East	$551,507	$510,033
Central	399,054	409,976
West	136,843	121,889
South and other	126,075	127,791
Corporate	99,134	120,001
Total assets	$1,312,613	$1,289,690

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(amounts in thousands, except per share data)
Net revenues	$193,381	$202,992	$218,948	$196,156
Operating income	13,946	19,116	31,097	12,065
Net income	$6,615	$9,574	$16,591	$4,620
Basic and diluted income per common share:
Net income	$0.25	$0.36	$0.63	$0.18

	Year ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(amounts in thousands, except per share data)
Net revenues	$144,623	$197,508	$217,099	$187,431
Operating income	35,509	11,457	21,798	2,359
Income from continuing operations	24,001	4,936	12,072	211,887
Income (loss) from discontinued operations, net	216	(113)	1,605	(3,337)
Net income	$24,217	$4,823	$13,677	$208,550
Basic and diluted income per common share:
Income from continuing operations	$0.91	$0.19	$0.46	$8.05
Net income	$0.92	$0.18	$0.52	$7.93