Form 10-Q
period 2016-03-31
Tropicana Entertainment Inc.
filed 2016-05-03
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 2, 2016, there were 26,090,922 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226,290	$217,300
Restricted cash	11,112	14,045
Receivables, net	19,387	22,068
Inventories	6,215	6,726
Prepaid expenses and other assets	15,304	11,893
Total current assets	278,308	272,032
Property and equipment, net	760,040	760,820
Goodwill	15,857	15,857
Intangible assets, net	74,194	74,295
Investments	23,249	26,323
Deferred tax assets	141,218	141,218
Long-term prepaid rent and other assets	19,568	18,804
Total assets	$1,312,434	$1,309,349

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Accounts payable	31,066	33,568
Accrued expenses and other current liabilities	78,321	77,836
Total current liabilities	112,387	114,404
Long-term debt, net	285,446	285,946
Other long-term liabilities	6,069	6,207
Total liabilities	403,902	406,557

Commitments and contingencies

Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,090,922 and 26,312,500 shares issued and outstanding at March 31, 2016 and December 31, 2015 respectively	261	263
Additional paid-in capital	596,816	600,359
Retained earnings	311,455	302,170
Total shareholders' equity	908,532	902,792
Total liabilities and shareholders' equity	$1,312,434	$1,309,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2016	2015
Revenues:
Casino	$165,055	$156,617
Room	28,540	25,732
Food and beverage	25,886	25,101
Other	7,217	6,696
Gross revenues	226,698	214,146
Less promotional allowances	(21,545)	(20,765)
Net revenues	205,153	193,381
Operating costs and expenses:
Casino	71,290	69,287
Room	9,909	9,399
Food and beverage	12,857	12,535
Other	4,567	4,356
Marketing, advertising and promotions	15,888	13,923
General and administrative	38,070	37,531
Maintenance and utilities	17,020	17,168
Depreciation and amortization	16,947	14,556
Impairment charges, other write-downs and recoveries	40	680
Total operating costs and expenses	186,588	179,435
Operating income	18,565	13,946

Other income (expense):
Interest expense	(3,220)	(2,903)
Interest income	128	143
Total other expense	(3,092)	(2,760)
Income before income taxes	15,473	11,186
Income tax expense	(6,188)	(4,571)
Net income	$9,285	$6,615

Basic and diluted income per common share:
Net income	$0.35	$0.25

Weighted-average common shares outstanding:
Basic and diluted	26,242	26,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$9,285	$6,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,947	14,556
Amortization of debt discount and debt issuance costs	250	249
Impairment charges	12	26
Loss on disposition of asset	28	654
Changes in operating assets and liabilities:
Receivables, net	2,681	(1,999)
Inventories, prepaids and other assets	(2,900)	(1,991)
Accrued interest	(13)	(99)
Accounts payable, accrued expenses and other liabilities	(3,077)	(2,447)
Other noncurrent assets and liabilities, net	(112)	339
Net cash provided by operating activities	23,101	15,903
Cash flows from investing activities:
Additions of property and equipment	(15,993)	(25,960)
Restricted cash funded	(4,632)	—
Approved CRDA Project Funds received	1,867	—
Proceeds from sale of investment	798	—
Other	578	(688)
Net cash used in investing activities	(17,382)	(26,648)
Cash flows from financing activities:
Payments on debt	(750)	(750)
Repurchase of TEI common stock	(3,545)	—
Restricted cash released	7,566	1,698
Net cash provided by financing activities	3,271	948
Net increase (decrease) in cash and cash equivalents	8,990	(9,797)
Cash and cash equivalents, beginning of period	217,300	195,735
Cash and cash equivalents, end of period	$226,290	$185,938

Supplemental cash flow disclosure:
Cash paid for interest, net of interest capitalized	$2,995	$2,752
Cash paid for income taxes	—	3,400
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	3,857	4,444

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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles in the United States ("GAAP") are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, from which the accompanying condensed consolidated balance sheet information as of that date was derived.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Restricted Cash
Restricted cash consisted primarily of funds invested in money market funds and cash held in a separate bank account designated for specific purposes. At December 31, 2015, $7.6 million was restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions; this restricted cash was released to the Company in March 2016 upon order of the Bankruptcy Court when it was determined that all professional services had been paid in full. In addition, for both of the periods ending March 31, 2016 and December 31, 2015, $6.5 million was restricted to collateralize letters of credit. Also at March 31, 2016, $4.6 million was held in a separate bank account to be used for purchases of replacement furniture, fixtures and equipment at the Four Seasons Hotel St. Louis, as required by contract.
Fair Value of Financial Instruments
As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange. See Note 3 - Fair Value for further detail related to the fair value of financial instruments.
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
The amounts included in promotional allowances consist of the following (in thousands):

	Three months ended March 31,
	2016	2015
Room	$8,621	$7,957
Food and beverage	11,032	10,935
Other	1,892	1,873
Total	$21,545	$20,765

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The estimated departmental costs and expenses of providing these promotional allowances are included in casino operating costs and expenses and consist of the following (in thousands):

	Three months ended March 31,
	2016	2015
Room	$5,218	$4,903
Food and beverage	9,699	9,630
Other	683	554
Total	$15,600	$15,087
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
Adoption of New Accounting Pronouncement
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
The Company adopted this ASU during the three months ended March 31, 2016. The Company has reclassified debt issuance costs from other assets, net to a reduction in long-term debt, net on the Company's condensed consolidated balance sheets. As of March 31, 2016 and December 31, 2015, the amount of debt issuance costs included as a reduction to long-term debt totaled $3.0 million and $3.3 million, respectively.
Recently Issued Accounting Standards
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. Early application is permitted. The Company is currently evaluating the impact of this guidance on the Company's financial position or results of operations.
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
NOTE 3—FAIR VALUE
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table presents a summary of fair value measurements by level for certain assets measured at fair value on a recurring basis included in the accompanying condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 (in thousands):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2016
Assets:
CRDA deposits, net	$—	$—	$14,831	$14,831

December 31, 2015
Assets:
CRDA deposits, net	$—	$—	$16,405	$16,405
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposits at fair value. The fair value of the CRDA deposits, classified in the fair value hierarchy as Level 3, are estimated using valuation allowances calculated based on market rates for similar assets and other information received from the CRDA. See Note 7 - Investments for more detail related to the CRDA deposits.
The following table summarizes the changes in fair value of the Company's Level 3 CRDA deposits (in thousands):

	Three months ended March 31,
	2016	2015
Beginning Balance	$16,405	$24,384
Realized or unrealized gains/(losses)	(190)	1,119
Additional CRDA deposits	1,048	962
CRDA Project Funds received	(1,867)	—
Purchases of CRDA investments	(565)	(237)
Ending Balance	$14,831	$26,228
Realized or unrealized gains/(losses) related to the Level 3 investments held at the end of the reporting period are included in general and administrative expense during the three months ended March 31, 2016 and 2015. There were no transfers between fair value levels during the periods ended March 31, 2016 and 2015.
Long-term Debt
The Company's long-term debt is carried at amortized cost in the accompanying consolidated balance sheets. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices for similar issues. The estimated fair value of long-term debt as of March 31, 2016 and December 31, 2015 is approximately $284.8 million and $287.4 million, respectively.
CRDA Bonds
The Company's CRDA bonds are classified as held-to-maturity since the Company has the ability and intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. The CRDA bonds are initially recorded at a discount to approximate fair value. After the initial determination of fair value, the Company will analyze the CRDA bonds quarterly for recoverability based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional valuation allowances will be recorded. The fair value of the Company's CRDA bonds are considered a Level 3 fair value measurement. The CRDA bonds carrying value as of both March 31, 2016 and December 31, 2015 net of the unamortized discount and valuation allowance is $8.4 million, which approximates fair value. See Note 7 - Investments for more detail related to the CRDA bonds.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 4—RECEIVABLES
Receivables consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Casino	$12,451	$14,573
Hotel	4,574	5,330
Other	11,170	12,574
Receivables, gross	28,195	32,477
Allowance for doubtful accounts	(8,808)	(10,409)
Receivables, net	$19,387	$22,068
NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	March 31, 2016	December 31, 2015
Land	—	$116,597	$116,190
Buildings and improvements	10 - 40	606,065	605,582
Furniture, fixtures and equipment	3 - 7	233,279	228,548
Riverboats and barges	5 - 15	17,429	17,429
Construction in progress	—	35,380	24,900
Property and equipment, gross		1,008,750	992,649
Accumulated depreciation		(248,710)	(231,829)
Property and equipment, net		$760,040	$760,820
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations or under fresh-start reporting. Goodwill and other indefinite-life intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year and in certain situations between those annual dates. See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for more detail related to the goodwill impairment analysis.
The carrying amount of Goodwill by segment are as follows (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South and other	1,731	(1,731)	—	1,731	(1,731)	—
Corporate	10,704	(9,071)	1,633	10,704	(9,071)	1,633
Total	$26,659	$(10,802)	$15,857	$26,659	$(10,802)	$15,857

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Intangible assets consist of the following (in thousands):

	Estimated life (years)	March 31, 2016	December 31, 2015
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	37,387
Customer lists	3	160	160
Favorable lease	5 - 42	13,260	13,260
Total intangible assets		76,307	76,307
Less accumulated amortization:
Customer lists		(106)	(93)
Favorable lease		(2,007)	(1,919)
Total accumulated amortization		(2,113)	(2,012)
Intangible assets, net		$74,194	$74,295
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. At March 31, 2016 and December 31, 2015 the indefinite life gaming licenses consists of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively.
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. Amortization expense related to customer lists, which was amortized to depreciation and amortization expense, for each of the three months ended March 31, 2016 and 2015 was less than $0.1 million. Estimated annual amortization related to the Lumière Place customer list is anticipated to be $0.1 million in 2016 and less than $0.1 million in 2017.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for each of the three months ended March 31, 2016 and 2015 was $0.1 million and $0.2 million, respectively.
NOTE 7—INVESTMENTS
CRDA
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of Internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues and 5% on Internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at March 31, 2016 and December 31, 2015 approximates their fair value.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

CRDA investments consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Investment in bonds—CRDA	$16,551	$16,551
Less unamortized discount	(4,271)	(4,271)
Less valuation allowance	(3,862)	(3,862)
Deposits—CRDA	19,798	21,183
Less valuation allowance	(4,967)	(4,778)
Direct investment—CRDA	1,610	1,352
Less valuation allowance	(1,610)	(1,352)
Total CRDA investments	$23,249	$24,823
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended March 31, 2016 and 2015, the Company included a charge of $0.4 million and a reduction of $1.0 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income.
The Company was approved to use up to $18.8 million of CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. Approximately $15.2 million of the Approved CRDA Project Funds were reimbursed to Tropicana AC during the year ended December 31, 2015, of which approximately $14.2 million was from Tropicana AC's CRDA deposits. An additional $1.9 million of Approved CRDA Project Funds were reimbursed to Tropicana AC during the three months ended March 31, 2016.
On April 19, 2016 the CRDA approved an application by the Company to increase the scope of the approved Tropicana AC project to include additional project elements and amend the CRDA grant agreement related to the Tropicana AC project to permit (i) an $8 million increase in the CRDA fund reservation and corresponding increase in the Approved CRDA Project Funds from $18.8 million to $26.8 million, and (ii) a rescheduled substantial completion date for the Tropicana AC project to not later than June 30, 2017. In exchange for the approval, the Company agreed to donate the balance of its CRDA deposits in the amount of approximately $7.1 million to the CRDA pursuant to NJSA 5:12-177. The CRDA action is effective immediately but no action authorized pursuant to the approval shall have force and effect under New Jersey law until the earlier of (a) the Governor's approval or (b) ten business days following the date thereof.
Ruby Seven Studios, Inc.
In March 2015, the Company, through its wholly-owned subsidiary, TropWorld Games LLC ("TWG") entered into an agreement with Ruby Seven Studios, Inc. ("Ruby Seven") to develop an online social gaming site. In accordance with that agreement, in July 2015, TEI R7, a wholly-owned subsidiary of the Company, exercised an option to acquire 1,827,932 shares of Ruby Seven's Series A-1 Preferred Stock for $1.5 million, representing approximately 13.7% of the equity ownership of Ruby Seven. The investment in Ruby Seven is presented at cost on the accompanying condensed consolidated balance sheet as of December 31, 2015.
Ruby Seven entered into a merger agreement with a third party pursuant to which Ruby Seven merged into the third party in a transaction that closed on February 29, 2016. TEI R7 approved the agreement.   As a result of the merger transaction, all of Ruby Seven’s outstanding shares (including the shares held by TEI R7) were canceled and the Ruby Seven shareholders received merger consideration in exchange for their shares.  At closing, TEI R7 received cash in the approximate amount of $0.8 million, plus an earn-out consideration over three years following the closing, with a minimum earn-out of approximately $0.7 million, which is included in long-term assets on the accompanying condensed consolidated balance sheet as of March 31, 2016.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 8—LONG-TERM PREPAID RENT AND OTHER ASSETS
Other assets consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Tropicana Evansville prepaid rent	$12,500	$12,500
Deposits	3,463	3,431
Other	3,605	2,873
Other assets	$19,568	$18,804
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued payroll and benefits	$30,962	$35,131
Accrued gaming and related	15,064	15,620
Accrued taxes	17,165	11,327
Other accrued expenses and current liabilities	15,130	15,758
Total accrued expenses and other current liabilities	$78,321	$77,836
NOTE 10—DEBT
Debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
New Term Loan Facility, due 2020, interest at 4.0% at March 31, 2016 and December 31, 2015, net of unamortized discount of $1.0 million at both March 31, 2016 and December 31, 2015, and debt issuance costs of $3.0 million and $3.3 million at March 31, 2016 and December 31, 2015, respectively	$288,446	$288,946
Less current portion of debt	(3,000)	(3,000)
Total long-term debt, net	$285,446	$285,946
New Credit Facilities
On November 27, 2013, the Company entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “New Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”). Commencing on December 31, 2013, the New Term Loan Facility is amortized in equal quarterly installments of $750,000, with any remaining balance payable on the final maturity date of the New Term Loan Facility, which is November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018.

Approximately $172.4 million of the net proceeds from the New Credit Facilities were used to repay in full the principal amounts outstanding under the Company's existing credit facilities which consisted of a $175 million senior secured first lien term loan facility and $15 million cash collateralized letter of credit facility (the "Credit Facilities"). The Credit Facilities were terminated effective as of November 27, 2013. A portion of the proceeds from the New Credit Facilities was used to finance the Company's acquisition of Lumière Place in April 2014.

The New Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

certain defaults. As of March 31, 2016, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at March 31, 2016.

NOTE 11—IMPAIRMENT CHARGES, OTHER WRITE DOWNS AND RECOVERIES
Impairment charges, other write-downs and recoveries consist of the following (in thousands):

	Three months ended March 31,
	2016	2015
Impairment of goodwill and intangibles (Note 6)	—	26
Loss on disposal of assets	40	654
Total impairment charges, other write-downs and recoveries	$40	$680
NOTE 12—RELATED PARTY TRANSACTIONS
Insight Portfolio Group LLC
Effective January 1, 2013, the Company acquired a minority equity interest in Insight Portfolio Group LLC (“Insight Portfolio Group”) and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. During each of the three months ended March 31, 2016 and 2015, the Company paid $0.1 million to Insight Portfolio Group.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Trump Taj Mahal Associates, LLC
On March 1, 2016, TEI Management Services LLC, a wholly owned subsidiary of the Company, entered into a management agreement with Trump Taj Mahal Associates, LLC (“TTMA”) and IEH Investments LLC (“IEH Investments”) pursuant to which TEI Management Services LLC will manage the Trump Taj Mahal Casino Hotel in Atlantic City, New Jersey, owned by TTMA, and provide consulting services relating to the former Plaza Hotel and Casino in Atlantic City, New Jersey, owned by Trump Plaza Associates LLC (“Plaza Associates”). The management agreement commenced upon receipt of required New Jersey regulatory approvals, which occurred on April 13, 2016. TTMA, IEH Investments and Plaza Associates are indirect wholly owned subsidiaries of Icahn Enterprises, which is indirectly controlled by Mr. Icahn.
NOTE 13—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that will be amortized on a straight-line basis to rental expense over the remaining term of the lease. As of March 31, 2016 and December 31, 2015, the unfavorable lease liability balance was $6.5 million and $6.7 million, respectively, of which $6.0 million and $6.1 million, respectively, is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
In October 2014, Columbia Properties Tahoe, LLC (“CPT”), the Company’s subsidiary that owns MontBleu, entered into a lease amendment with Edgewood Companies (“Landlord”) pursuant to which CPT agreed to expend $24.0 million during the next 18 months on a capital renovation project in exchange for certain lease modifications including future capital expenditure requirements and a Landlord acknowledgment that upon completion of the capital renovation project the property will satisfy the “first class” facility requirements of the lease. As of December 31, 2015, the Company had completed the $24 million capital renovation project.
Tropicana Evansville Land Lease
The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated. On January 6, 2016 the Company and the City of Evansville entered into a Sixth Amendment to the Lease Agreement (the "Sixth Amendment"), which amendment was approved by the Indiana Gaming Commission on February 24, 2016 along with the Company's application to move its casino operations from its current dockside gaming vessel to a future developed landside gaming facility. Under the Sixth Amendment, in exchange for the Company's commitment to expend $50 million to develop a landside gaming facility (the "Tropicana Development Project") along with a pre-payment of lease rent in the amount of $25 million (the "Rental Pre-Payments"), the City of Evansville has granted the Company a $20 million redevelopment credit (the "Redevelopment Credit"). The Rental Pre-Payments are to be made in two payments of $12.5 million each. The Company has made the first $12.5 million Rental Pre-Payment, and the second $12.5 million Rental Pre-Payment is due upon the opening of the Tropicana Development Project to the public. Both the Rental Pre-Payments and the Redevelopment Credits will be applied against future rent in equal monthly amounts over a period of one hundred and twenty (120) months commencing upon the opening of the Tropicana Development Project to the public. Under the terms of the lease, as amended by the Sixth Amendment, the Company may extend the lease term through November 30, 2055 by exercising renewal options. The current term commenced December 1, 2015 and expires November 30, 2027 under the terms of the Sixth Amendment. Thereafter, the Company may extend the lease for a three (3) year term through November 30, 2030, followed by five (5) five-year renewal options through November 30, 2055. Under the terms of the Sixth Amendment, in the event the Company decides not to exercise its renewal option(s) and continues to conduct gaming operations in the City of Evansville, the lease may not be terminated and will continue through November 30, 2055, unless the Company and the City of Evansville enter into a replacement agreement that includes payments to the City of Evansville in the

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

amount equal to rent payments under the lease. Under the terms of the lease, as amended by the Sixth Amendment, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2.0 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 10% of the AGR in excess of $100 million. In accordance with a prior lease amendment in March 2010, during 2010 the Company paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015.
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
Other Commitments and Contingencies
2011 New Jersey Legislation
On February 1, 2011, New Jersey enacted legislation (the "Tourism District Bill") that delegates redevelopment authority and creation of a master plan to the CRDA and allowed the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. The law obligates the Atlantic City casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for marketing under the Tourism District Bill in the aggregate amount of $30.0 million annually through 2016. Presently, ACA funds for 2015 and 2016 are being held by the ACA pending clarification as to whether the funds will be diverted by the State of New Jersey for other purposes pursuant to pending legislation. Each Atlantic City casino's proportionate share of the assessment is based on the gross revenue generated in the preceding fiscal year. The Company currently estimates its portion of this industry obligation to be approximately 12.0% for 2016.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015. In its objection to Wimar and CSC's motions for summary judgment, the Company disputed the administrative expense and/or priority status of certain amounts claimed and also contended that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established by the bankruptcy reorganization plan, against CSC and Wimar.
In October 2015, the Bankruptcy Court issued an opinion order and entered an order (1) denying Wimar's and CSC's Motions for Summary Judgment seeking allowance and payment of administrative expense claims, and (2) granting, in part, CSC's Motion for Summary Judgment to allow priority status under Bankruptcy Code Section 507(a)(5) for certain contributions made to employee benefit plans and denying, in part, CSC's request in the motion for payment of the priority claims. The Company and Tropicana Las Vegas have filed a joint motion with the Bankruptcy Court seeking clarification of certain aspects of the Bankruptcy Court's opinion and order, which motion is pending. The Company continues to dispute any payment obligation to Wimar or CSC.
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
NOTE 14—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 26,090,922 and 26,312,500 shares were issued and outstanding as of March 31, 2016 and December 31, 2015, respectively. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.

Stock Repurchase Program
On July 31, 2015, our Board of Directors authorized the repurchase of up to $50 million of our outstanding stock with no set expiration date. The Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by the Board of Directors or when all authorized repurchases are completed. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program.
During March 2016, we repurchased 221,578 shares of our stock under the Stock Repurchase Program. The repurchased shares were subsequently retired.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of March 31, 2016 and December 31, 2015. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Significant Ownership
At March 31, 2016, Mr. Icahn indirectly controlled approximately 68.46% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
NOTE 16—INCOME TAXES
Effective Tax Rate
The Company's effective income tax rates for the three months ended March 31, 2016 and 2015 were 40.0% and 40.9%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rates for the three months ended March 31, 2016 and 2015 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

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

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the three months ended March 31, 2016 and 2015 (in thousands, unaudited):

	Three months ended March 31,
	2016	2015
Net revenues:
East	$74,915	$68,451
Central	75,365	71,939
West	28,208	26,548
South and other	26,665	26,443
Corporate	—	—
Total net revenues	$205,153	$193,381
Operating income (loss):
East	$1,491	$(279)
Central	13,912	10,306
West	4,137	3,451
South and other	3,931	4,438
Corporate	(4,906)	(3,970)
Total operating income	$18,565	$13,946
Reconciliation of operating income to income before income taxes:
Operating income	$18,565	$13,946
Interest expense	(3,220)	(2,903)
Interest income	128	143
Income before income taxes	$15,473	$11,186

Assets by segment:	March 31, 2016	December 31, 2015
East	$556,536	$550,622
Central	396,997	397,309
West	131,249	136,508
South and other	127,422	125,776
Corporate	100,230	99,134
Total assets	$1,312,434	$1,309,349

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some situations, you may be able to identify forward-looking statements by terms such as "may," "will," "might," "expect," "plan," "believe," "anticipate," "intend," "should," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or other strategic plans, including the integration of Lumière Place into our business, our management of the Taj Mahal, our competition (including online gaming), financing, revenues, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our New Credit Facilities (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects, our required capital expenditures pursuant to agreements we are party to such as the recently announced landside construction project at Tropicana Evansville, and our anticipated capital expenditures, including our use of our CRDA project funds, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition, and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. All forward-looking statements are qualified in their entirety by reference to the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We operate in a continually changing business environment and new risks emerge from time to time. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of March 31, 2016, our properties collectively included approximately 391,500 square feet of gaming space with 7,909 slot machines, 272 table games and 5,526 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. As of March 31, 2016, our operations by region include the following:

•	East—Tropicana Casino and Resort, Atlantic City ("Tropicana AC") located in Atlantic City, New Jersey;

•
Central— Tropicana Evansville ("Tropicana Evansville") located in Evansville, Indiana; and Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis (collectively, "Lumière Place") located in Saint Louis, Missouri;

•	West—Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") located in Laughlin, Nevada; and MontBleu Casino Resort & Spa ("MontBleu") located in South Lake Tahoe, Nevada;

•
South and other—Belle of Baton Rouge Casino and Hotel ("Belle of Baton Rouge") located in Baton Rouge, Louisiana; Trop Casino Greenville ("Tropicana Greenville") located in Greenville, Mississippi; and Tropicana Aruba Resort and Casino ("Tropicana Aruba") located in Palm Beach, Aruba.

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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Atlantic City Market. Although competitive pressures in Atlantic City have stabilized somewhat with the closure of four casino properties in 2014, competition from the regional markets continues to adversely affect the Atlantic City market. In addition, continuing uncertainty about the City of Atlantic City's ability to fund ongoing operating costs and maintain existing operations through the balance of its fiscal year ending June 30, 2016 may affect the Atlantic City casino market and Tropicana AC in the coming months. Based on market data, the Atlantic City market experienced period over period increases in gross casino win (including internet gaming revenue) of 3.1% for the three months ended March 31, 2016 as compared to the same period of 2015.

•
Table games hold percentages. Casino revenues can vary because of table games hold percentages and differences in the odds for different table games. A variety of factors may impact table games hold, including variances in the amount of high end play. For the three months ended March 31, 2016, the Company's total table games hold increased 1.6 percentage points, to 19.1%, compared to the prior year of 17.5%, which contributed to increased table game revenues. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "New Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "New Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the New Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the New Term Loan Facility accrue interest at a floating rate which was 4.00% as of March 31, 2016. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the existing Term Loan Facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest.

Our interest expense was $3.2 million and $2.9 million for the three months ended March 31, 2016 and 2015, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.3 million for each of the three months ended March 31, 2016 and 2015, respectively, offset by approximately $0.3 million of capitalized interest in the three months ended March 31, 2015.

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

Three months ended March 31, 2016 compared to three months ended March 31, 2015
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended March 31,
	2016	2015
Net revenues:
East	$74,915	$68,451
Central	75,365	71,939
West	28,208	26,548
South and other	26,665	26,443
Corporate	—	—
Total net revenues	$205,153	$193,381
Operating income (loss):
East	$1,491	$(279)
Central	13,912	10,306
West	4,137	3,451
South and other	3,931	4,438
Corporate	(4,906)	(3,970)
Total operating income	$18,565	$13,946
Operating income margin(a):
East	2.0%	(0.4)%
Central	18.5%	14.3%
West	14.7%	13.0%
South and other	14.7%	16.8%
Total operating income margin	9.0%	7.2%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Three months ended March 31,
	2016	2015
Revenues:
Casino	$165,055	$156,617
Room	28,540	25,732
Food and beverage	25,886	25,101
Other	7,217	6,696
Gross revenues	226,698	214,146
Less promotional allowances	(21,545)	(20,765)
Net revenues	$205,153	$193,381
Net Revenues
In the East region, net revenues were $74.9 million for the three months ended March 31, 2016, an increase of $6.5 million, or 9.4%, when compared to the three months ended March 31, 2015. Based on published market data, the Atlantic City market experienced year-over-year increases in gross casino win (excluding internet gaming win) of 1.5% in the three months ended March 31, 2016. Customer volumes in the market were boosted by unusually mild weather in the region during the first three months of 2016 as compared to the same period of 2015. Revenues at Tropicana AC, which showed improvement in all categories, increased 8.8% over the first quarter of 2015 impacted by a capital renovation project completed in mid-2015, including hotel room and casino floor renovations, boardwalk facade renovations and the opening of a new fitness center. Casino revenues increased 9.6% in the three months ended March 31, 2016 as compared to the corresponding prior year period. Slot revenues increased 7.5%, driven by a 3.5% increase in slot handle combined with a 0.4 percentage point increase in the slot hold during the first quarter of 2016 as compared to the first quarter of 2015. Table game revenues increased 12.7% in the first quarter of 2016, due to a 10.5% increase in table game drop, combined with an increase in table game hold, to 16.5% in the three months ended March 31, 2016, compared to 16.2% in the same period of 2015. Internet gaming revenue increased 13.3% in the first quarter of 2016 compared to the first quarter of 2015. The average daily room rate was $80 and $81 for the three months ended March 31, 2016 and 2015, respectively. The occupancy rate increased to 74% for the three months ended March 31, 2016 compared to 70% for the three months ended March 31, 2015. Other non-gaming revenues, including food and beverage, entertainment, retail and other, all posted increases in the three months ended March 31, 2016 over the same period of the prior year due to increased customer volumes throughout the property.
In the Central region, net revenues were $75.4 million for the three months ended March 31, 2016, an increase of $3.4 million, compared to the three months ended March 31, 2015. As in the East region, mild weather in the Central region, combined with relatively low fuel prices may have contributed to higher customer visitation levels during the first quarter of 2016 as compared to the first quarter of 2015. In the downtown St. Louis region, where Lumiere Place is located, results in the first quarter of 2015 were impacted by civil unrest in the region. At Lumiere Place, aggressive marketing efforts in the first quarter of 2016 aimed at increasing customer volumes contributed to a 9.7% increase in table games drop over the first quarter of 2015; when combined with a more favorable table games hold and increased slot volumes, this resulted in a 3.0% year over year increase in casino revenues. At Tropicana Evansville, casino revenues increased 8.4% in the first quarter of 2016 over the first quarter of 2015, driven by a 20.6% increase in table games drop combined with a 4.3 percentage point increase in table games hold. In addition, slot volumes increased 4.4% in Evansville, leading to increased slot revenue for the three months ended March 31, 2016 over the same period of 2015. The occupancy rate for each of the three months ended March 31, 2016 and 2015 in the Central region was 75%. The average daily room rate in the Central region was $126 for both the three months ended March 31, 2016, and the three months ended March 31, 2015.
In the West region, net revenues were $28.2 million for the three months ended March 31, 2016, an increase of 6.3%, compared to the three months ended March 31, 2015. The increase was driven by significantly improved results at MontBleu, where a hotel room and public area renovation project was completed in late 2015, partially offset by lower net revenues at Tropicana Laughlin. At MontBleu, total casino revenues for the first quarter of 2016 increased 16.7% over the same period of 2015, driven by a 7.5% increase in table volume combined with a 6.0 percentage point increase in table hold, which resulted in a 44.6% increase in table revenue. In addition, slot revenue at MontBleu increased 7.2% over the first quarter of 2015, and hotel revenue increased significantly as a result of the completion of the room renovation project; total net revenue at MontBleu increased 26.7% in the first quarter of 2016 compared to the same period of 2015. At Tropicana Laughlin, table game revenues for the first three months of 2016 increased 14.0% over the prior year period as a result of a 2.6 percentage point increase in table game hold, while table game volumes were relatively flat in comparison. However, slot revenues at Tropicana Laughlin declined 6.2% in the first three months of 2016 compared to the same period of 2015 due to lower slot volumes. As a result of the decline in casino revenues, net revenues at Tropicana Laughlin decreased 3.5% for the three months ended March 31, 2016 compared to the same period of the prior year. The average daily room rate for the West region was $51 for the three months ended March 31, 2016 compared to $42 for the three months ended March 31, 2015. The occupancy rate for the three months ended March 31, 2016 and 2015 at our properties in the West region was 56% and 58%, respectively.
In the South and other region, net revenues were $26.7 million for the three months ended March 31, 2016, a slight increase over the three months ended March 31, 2015. Although casino revenues at Tropicana Aruba in the first quarter of 2016 increased $0.3 million over the same period of 2015 as a result of the casino renovation project that was completed in mid-February 2015, total casino revenues in the South and other region declined 1.9% due to lower slot volumes at both the Belle of Baton Rouge and Tropicana Greenville. At the Belle of Baton Rouge, where the local economy has been impacted by lower oil and gas prices which has resulted in layoffs in that industry in southern Louisiana, slot volumes declined 4.0% from the first quarter of 2015 and table game volumes decreased 10.7%. An increase in the table games hold percentage, to 19.2% in the first three months of 2016, compared to 16.7% in the same period of 2015, offset the decline in table volumes at the property, resulting in a 2.7% increase in table game revenues for the first quarter of 2016. At Tropicana Greenville, casino revenues declined 1.6%, due to lower table and slot volumes as compared to the first quarter of 2015. In addition to the improvement in casino revenues at Tropicana Aruba, non-gaming revenues at the property also increased, driven primarily by $0.8 million in timeshare sales. The hotel occupancy rate at our properties in the South and other region was 72% and 75% for the three months ended March 31, 2016 and 2015, respectively, while the average daily room rate for the South and other region was $92 and $91 for the three months ended March 31, 2016 and 2015, respectively.

Operating Income
In the East region, the operating income for the three months ended March 31, 2016 was $1.5 million, compared to an operating loss of $0.3 million for the three months ended March 31, 2015. The increase in operating income at Tropicana AC for the three months ended March 31, 2016 over the prior year period was driven by the improvement in net revenues, partially offset by higher operating expenses, primarily advertising and promotional expenses associated with the increased revenue, and higher depreciation expense resulting from the capital improvements that were completed in 2015.
In the Central region, the operating income for the three months ended March 31, 2016 was $13.9 million, a $3.6 million increase compared to the three months ended March 31, 2015, driven primarily by the increase in net revenues at both Lumiere Place and Tropicana Evansville, as previously discussed. In addition, depreciation expense in the Central region for the first quarter of 2016 declined $0.3 million from the same period of 2015, contributing to the improvement in operating income.
In the West region, the operating income for the three months ended March 31, 2016 was $4.1 million, a $0.7 million increase compared to the three months ended March 31, 2015. The improvement in operating income in the West region was driven by the increase in net revenues, as discussed previously, partially offset by increased depreciation expense resulting from the capital improvements at MontBleu in 2015.
In the South and other region operating income for the three months ended March 31, 2016 was $3.9 million, a $0.5 million decrease compared to the three months ended March 31, 2015. This decrease resulted from increased promotional expenses at the Belle of Baton Rouge in an effort to drive customer visits, combined with higher operating expenses at Tropicana Aruba to support the higher levels of revenue.
Corporate expenses were $4.9 million for the three months ended March 31, 2016, a $0.9 million increase from the three months ended March 31, 2015, driven in part by increased legal and consulting fees for various matters, including the formation of TEI Management Services and the resolution of certain bankruptcy-related matters.
Interest Expense
Interest expense for the three months ended March 31, 2016 and 2015 was $3.2 million and $2.9 million, respectively. The interest expense for the three months ended March 31, 2016 increased compared to the prior year period primarily due to a higher amount of interest capitalized in 2015 related to ongoing construction projects. Interest on our New Term Loan Facility accrues at a floating rate, which was 4.0% per annum as of March 31, 2016. Cash paid for interest, net of interest capitalized, was $3.0 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively, reflecting a variance related to the higher capitalization of interest in 2015. Interest expense also includes approximately $0.3 million of amortization of debt issuance costs and discounts for each of the three months ended March 31, 2016 and 2015, respectively.
Income Taxes
Income tax expense was $6.2 million and $4.6 million for the three months ended March 31, 2016 and 2015, respectively, and the Company's effective income tax rates were 40.0% and 40.9%, respectively. The difference between the federal statutory rate of 35% and the effective tax rates for the three months ended March 31, 2016 and March 31, 2015 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.
Liquidity and Capital Resources
Our cash flows are and will continue to be affected by a variety of factors, many of which are outside of our control, including regulatory restrictions, competition, financial markets and other general business conditions. We believe that we will have sufficient liquidity through available cash, credit facilities and cash flow from our properties to fund our cash requirements and capital expenditures for our normal operating activities for at least twelve months. However, we cannot provide assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations as our results for future periods are subject to numerous uncertainties that may result in liquidity problems that could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions. In addition, we continually evaluate our financing needs and we may refinance all or a portion of our indebtedness on or before maturity. Liquidity may be impacted if additional stock repurchases are made under the stock repurchase program noted below (the "Stock Repurchase Program").
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

Our material cash requirements for our existing properties for 2016 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $3.0 million and $11.9 million, respectively, (ii) maintenance capital expenditures expected to be approximately $46 million, (iii) growth capital expenditures expected to be approximately $35 million, (iv) expenditures related to the Company's $50 million commitment to develop a landside gaming facility at Tropicana Evansville, estimated to be approximately $25 million in 2016, and (iv) minimum lease payments under our operating leases of approximately $9.9 million. Except for the commitment to spend $50 million of capital renovation at Tropicana Evansville required by the Sixth Amendment, the majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.
The following table summarizes our cash flows (in thousands):

	Three months ended March 31,
	2016	2015
Cash Flow Information:
Net cash provided by operating activities	$23,101	$15,903
Net cash used in investing activities	(17,382)	(26,648)
Net cash provided by financing activities	3,271	948
Net increase (decrease) in cash and cash equivalents	$8,990	$(9,797)
During the three months ended March 31, 2016, our operating activities provided $23.1 million in cash. Cash paid for interest, net of interest capitalized, was $3.0 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively. This variance primarily relates to the capitalization of interest in 2015. Net cash provided by operating activities for the three months ended March 31, 2016 increased over the prior year period due to increased revenues and operating income.
During the three months ended March 31, 2016, our investing activities used $17.4 million in cash. Net cash used in investing activities primarily consisted of $16.0 million for capital expenditures, partially offset by $1.9 million of Approved CRDA Project Fund reimbursements received and proceeds from the cancellation of the Ruby Seven preferred stock. Net cash used in investing activities during the three months ended March 31, 2015 consisted primarily of $26.0 million for capital expenditures. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.
During the three months ended March 31, 2016, our financing activities provided $3.3 million in cash. Net cash provided by financing activities for the three months ended March 31, 2016 primarily consisted of the proceeds of amounts previously classified as restricted cash for certain bankruptcy-related professional fee liabilities, offset by principal payments on the New Term Loan Facility and the buy back of the Company's common stock under the Stock Repurchase Program, as further described below. Net cash provided by financing activities for the three months ended March 31, 2015 primarily consisted of amounts previously classified as restricted cash offset by principal payments on the New Term Loan Facility.
New Credit Facilities
On November 27, 2013, we entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “New Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”). Commencing on December 31, 2013, the New Term Loan Facility is amortized in equal quarterly installments of $750,000, with any remaining balance payable on the final maturity date of the New Term Loan Facility, which is November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018.

Approximately $172.4 million of the net proceeds from the New Credit Facilities were used to repay in full the principal amounts outstanding under our then existing Credit Facilities. The Credit Facilities were terminated effective as of November 27, 2013. A portion of the proceeds from the New Credit Facilities was used to finance our acquisition of Lumière Place in April 2014.

The New Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of March 31, 2016, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Our interest expense for the three months ended March 31, 2016 and 2015 was $3.2 million and $2.9 million, respectively, which includes $0.3 million of amortization of the related debt discounts and debt issuance costs for each of the three months ended March 31, 2016 and 2015.

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

During March 2016, we repurchased 221,578 shares of our stock under the Stock Repurchase Program. The repurchased shares were subsequently retired.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the three months ended March 31, 2016 compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our New Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of March 31, 2016, assuming a 1% increase over the 4.0% minimum interest rate specified in our New Term Loan Facility, our annual interest cost would increase by approximately $2.9 million.

ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of March 31, 2016. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
For a description of our previously reported legal proceedings, refer to "Item 3-Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material developments with respect to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2015, except as discussed in Note 13 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS.
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 includes a discussion of our risk factors. There have been no material changes to our risk factors during the three months ended March 31, 2016 as compared to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. PURCHASE OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended March 31, 2016:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
January 1, 2016 through January 31, 2016	—	—	—	—
February 1, 2016 through February 29, 2016	—	—	—	—
March 1, 2016 through March 31, 2016	221,578	$16.00	221,578	$46,455

(1) On July 31, 2015 our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock with no set expiration date. The Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by the Board of Directors or when all authorized repurchases are completed.

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

4.2	Form of Stock Purchase Warrant issued to general unsecured creditors of the Predecessors. (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)

4.3	Form of Stock Purchase Warrant issued to lenders under the Exit Facility. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.1*	Management Services Agreement dated as of March 1, 2016 by and between TEI Management Services LLC, IEH Investments I, LLC and Trump Taj Mahal Associates, LLC †

10.2*	Tropicana Entertainment Inc. Severance Pay Plan, effective as of January 1, 2016

31.1*	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.IN*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition

†	Confidential Treatment has been requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

*	Filed herewith

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

TROPICANA ENTERTAINMENT INC.

Date:	May 3, 2016	By:	/s/ THERESA GLEBOCKI
		Name:	Theresa Glebocki
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)