Form 10-Q
period 2016-06-30
Tropicana Entertainment Inc.
filed 2016-08-02
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of August 1, 2016, there were 26,090,922 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$231,722	$217,300
Restricted cash	12,457	14,045
Receivables, net	21,915	22,068
Inventories	6,607	6,726
Prepaid expenses and other assets	14,810	11,893
Total current assets	287,511	272,032
Property and equipment, net	766,141	760,820
Goodwill	15,857	15,857
Intangible assets, net	74,093	74,295
Investments	18,194	26,323
Deferred tax assets	141,218	141,218
Long-term prepaid rent and other assets	21,543	18,804
Total assets	$1,324,557	$1,309,349

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Accounts payable	36,412	33,568
Accrued expenses and other current liabilities	80,311	77,836
Total current liabilities	119,723	114,404
Long-term debt, net	284,946	285,946
Other long-term liabilities	5,932	6,207
Total liabilities	410,601	406,557

Commitments and contingencies

Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 26,090,922 and 26,312,500 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively	261	263
Additional paid-in capital	596,816	600,359
Retained earnings	316,879	302,170
Total shareholders' equity	913,956	902,792
Total liabilities and shareholders' equity	$1,324,557	$1,309,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Casino	$162,011	$159,825	$327,066	$316,442
Room	32,051	30,705	60,591	56,437
Food and beverage	27,570	26,822	53,456	51,923
Other	8,450	7,377	15,667	14,073
Gross revenues	230,082	224,729	456,780	438,875
Less promotional allowances	(22,543)	(21,737)	(44,088)	(42,502)
Net revenues	207,539	202,992	412,692	396,373
Operating costs and expenses:
Casino	70,441	68,003	141,731	137,290
Room	11,368	11,154	21,277	20,553
Food and beverage	13,649	14,145	26,506	26,680
Other	4,761	4,499	9,328	8,855
Marketing, advertising and promotions	17,231	15,728	33,119	29,651
General and administrative	44,280	37,540	82,350	75,071
Maintenance and utilities	17,373	17,677	34,393	34,845
Depreciation and amortization	16,289	14,953	33,236	29,509
Impairment charges, other write-downs and recoveries	57	177	97	857
Total operating costs and expenses	195,449	183,876	382,037	363,311
Operating income	12,090	19,116	30,655	33,062

Other income (expense):
Interest expense	(3,229)	(3,025)	(6,449)	(5,928)
Interest income	223	167	351	310
Total other expense	(3,006)	(2,858)	(6,098)	(5,618)
Income before income taxes	9,084	16,258	24,557	27,444
Income tax expense	(3,660)	(6,684)	(9,848)	(11,255)
Net income	$5,424	$9,574	$14,709	$16,189

Basic and diluted income per common share:
Net income	$0.21	$0.36	$0.56	$0.62

Weighted-average common shares outstanding:
Basic and diluted	26,091	26,313	26,166	26,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$14,709	$16,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,236	29,509
Amortization of debt discount and debt issuance costs	500	502
Change in investment reserves	6,423	(1,794)
Restricted cash funded	(1,200)	—
Impairment charges	12	153
Loss on disposition of asset	85	704
Changes in operating assets and liabilities:
Receivables, net	154	1,726
Inventories, prepaids and other assets	(2,798)	90
Accrued interest	(43)	(101)
Accounts payable, accrued expenses and other liabilities	4,918	3,459
Other noncurrent assets and liabilities, net	(1,137)	342
Net cash provided by operating activities	54,859	50,779
Cash flows from investing activities:
Additions of property and equipment	(39,056)	(61,463)
Restricted cash funded	(4,775)	—
Approved CRDA Project Funds received	1,867	—
Proceeds from sale of investment	798	—
Other	(1,789)	187
Net cash used in investing activities	(42,955)	(61,276)
Cash flows from financing activities:
Payments on debt	(1,500)	(1,500)
Repurchase of TEI common stock	(3,545)	—
Restricted cash released	7,563	1,697
Net cash provided by financing activities	2,518	197
Net increase (decrease) in cash and cash equivalents	14,422	(10,300)
Cash and cash equivalents, beginning of period	217,300	195,735
Cash and cash equivalents, end of period	$231,722	$185,435

Supplemental cash flow disclosure:
Cash paid for interest, net of interest capitalized	$5,998	$5,527
Cash paid for income taxes	7,554	9,841
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	3,228	1,727

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

The Company, through its wholly-owned subsidiary, TEI Management Services LLC, also manages the Trump Taj Mahal Casino Hotel ("Taj Mahal") in Atlantic City, and through an agreement with its wholly-owned subsidiary, TropWorld Games LLC operates an online social gaming site. The operating results of all other subsidiaries of the Company are reported under the heading of "Corporate" as they have been determined to not meet the aggregation criteria as separately reportable segments.
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
Restricted Cash
Restricted cash consists primarily of cash held in separate bank accounts designated for specific purposes. At December 31, 2015, $7.6 million was restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions; this restricted cash was released to the Company in March 2016 upon order of the Bankruptcy Court when it was determined that all professional services had been paid in full. In addition, for both of the periods ending June 30, 2016 and December 31, 2015, $6.5 million was restricted to collateralize letters of credit. Also at June 30, 2016, $4.8 million was held in a separate bank account to be used for purchases of replacement furniture, fixtures and equipment at the Four Seasons Hotel St. Louis, as required by contract. In addition, $1.2 million at June 30, 2016 was held as restricted cash as required by the Nevada Gaming Control Board's bankroll requirements for MontBleu.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The amounts included in promotional allowances consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Room	$9,171	$8,746	$17,792	$16,703
Food and beverage	11,602	11,045	22,634	21,980
Other	1,770	1,946	3,662	3,819
Total	$22,543	$21,737	$44,088	$42,502
The estimated departmental costs and expenses of providing these promotional allowances are included in casino operating costs and expenses and consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Room	$4,953	$4,639	$10,171	$9,542
Food and beverage	10,124	9,680	19,823	19,310
Other	793	619	1,476	1,173
Total	$15,870	$14,938	$31,470	$30,025
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
The Company adopted this ASU during the three months ended March 31, 2016. The Company has reclassified debt issuance costs from other assets, net to a reduction in long-term debt, net on the Company's condensed consolidated balance sheets. As of June 30, 2016 and December 31, 2015, the amount of debt issuance costs included as a reduction to long-term debt totaled $2.9 million and $3.3 million, respectively.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to FASB ASC Topic 606, Revenue from Contracts with Customers, that include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact, if any, the adoption of ASU No. 2014-09 will have on the Company's financial position or results of operations.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table presents a summary of fair value measurements by level for certain assets measured at fair value on a recurring basis included in the accompanying condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 (in thousands):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2016
Assets:
CRDA deposits, net	$—	$—	$9,896	$9,896

December 31, 2015
Assets:
CRDA deposits, net	$—	$—	$16,405	$16,405
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
The following table summarizes the changes in fair value of the Company's Level 3 CRDA deposits (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning Balance	$14,831	$26,228	$16,405	$24,384
Realized or unrealized gains/(losses)	(5,530)	993	(5,720)	2,112
Additional CRDA deposits	858	1,098	1,906	2,060
CRDA Project Funds received	—	—	(1,867)	—
Purchases of CRDA investments	(263)	(240)	(828)	(477)
Ending Balance	$9,896	$28,079	$9,896	$28,079
Realized or unrealized gains/(losses) related to the Level 3 investments held at the end of the reporting period are included in general and administrative expense during the six months ended June 30, 2016 and 2015. There were no transfers between fair value levels during the periods ended June 30, 2016 and 2015.
Long-term Debt
The Company's long-term debt is carried at amortized cost in the accompanying consolidated balance sheets. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices for similar issues. The estimated fair value of long-term debt as of June 30, 2016 and December 31, 2015 is approximately $283.9 million and $287.4 million, respectively.
CRDA Bonds
The Company's CRDA bonds are classified as held-to-maturity since the Company has the ability and intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. The CRDA bonds are initially recorded at a discount to approximate fair value. After the initial determination of fair value, the Company will analyze the CRDA bonds quarterly for recoverability based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional valuation allowances will be recorded. The fair value of the Company's CRDA bonds are considered a Level 3 fair value measurement. The CRDA bonds carrying value as of June 30, 2016 and December 31, 2015 net of the unamortized discount and valuation allowance is $8.3 million and $8.4 million, respectively, which approximates fair value. See Note 7 - Investments for more detail related to the CRDA bonds.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 4—RECEIVABLES
Receivables consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Casino	$11,930	$14,573
Hotel	5,880	5,330
Other	12,528	12,574
Receivables, gross	30,338	32,477
Allowance for doubtful accounts	(8,423)	(10,409)
Receivables, net	$21,915	$22,068
NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	June 30, 2016	December 31, 2015
Land	—	$116,597	$116,190
Buildings and improvements	10 - 40	625,135	605,582
Furniture, fixtures and equipment	3 - 7	248,901	228,548
Riverboats and barges	5 - 15	17,398	17,429
Construction in progress	—	22,734	24,900
Property and equipment, gross		1,030,765	992,649
Accumulated depreciation		(264,624)	(231,829)
Property and equipment, net		$766,141	$760,820
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
The carrying amounts of Goodwill by segment are as follows (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South and other	1,731	(1,731)	—	1,731	(1,731)	—
Corporate	10,704	(9,071)	1,633	10,704	(9,071)	1,633
Total	$26,659	$(10,802)	$15,857	$26,659	$(10,802)	$15,857

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Intangible assets consist of the following (in thousands):

	Estimated life (years)	June 30, 2016	December 31, 2015
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	37,387
Customer lists	3	160	160
Favorable lease	5 - 42	13,260	13,260
Total intangible assets		76,307	76,307
Less accumulated amortization:
Customer lists		(120)	(93)
Favorable lease		(2,094)	(1,919)
Total accumulated amortization		(2,214)	(2,012)
Intangible assets, net		$74,093	$74,295
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. At both June 30, 2016 and December 31, 2015 the indefinite life gaming licenses consists of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively.
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. Amortization expense related to customer lists, which was amortized to depreciation and amortization expense, for each of the three and six months ended June 30, 2016 and 2015 was less than $0.1 million. Estimated annual amortization related to the Lumière Place customer list is anticipated to be $0.1 million in 2016 and less than $0.1 million in 2017.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the three months ended June 30, 2016 and 2015 was $0.1 million and $0.2 million, respectively. Amortization expense related to favorable lease arrangements for the six months ended June 30, 2016 and 2015 was $0.2 million and $0.3 million, respectively.
NOTE 7—INVESTMENTS
CRDA
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of Internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues and 5% on Internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at June 30, 2016 and December 31, 2015 approximates their fair value.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

CRDA investments consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Investment in bonds—CRDA	$16,418	$16,551
Less unamortized discount	(4,235)	(4,271)
Less valuation allowance	(3,885)	(3,862)
Deposits—CRDA	20,394	21,183
Less valuation allowance	(10,498)	(4,778)
Direct investment—CRDA	1,872	1,352
Less valuation allowance	(1,872)	(1,352)
Total CRDA investments	$18,194	$24,823
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended June 30, 2016 and 2015, the Company included a charge of $0.6 million and a reduction of $0.8 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income. During the six months ended June 30, 2016 and 2015 the Company recorded a charge of $1.0 million and a reduction of $1.8 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income.
The Company was approved to use up to $18.8 million of CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. Approximately $15.2 million of the Approved CRDA Project Funds were reimbursed to Tropicana AC during the year ended December 31, 2015, of which approximately $14.2 million was from Tropicana AC's CRDA deposits. An additional $1.9 million of Approved CRDA Project Funds were reimbursed to Tropicana AC during the six months ended June 30, 2016.
On April 19, 2016 the CRDA approved an application by the Company to increase the scope of the approved Tropicana AC project to include additional project elements and amend the CRDA grant agreement related to the Tropicana AC project to permit (i) an $8 million increase in the CRDA fund reservation and corresponding increase in the Approved CRDA Project Funds from $18.8 million to $26.8 million, and (ii) a rescheduled substantial completion date for the Tropicana AC project to not later than June 30, 2017. In exchange for the approval, the Company agreed to donate the balance of its CRDA deposits in the amount of approximately $7.1 million to the CRDA pursuant to NJSA 5:12-177. The Company recorded $5.4 million of expense during the three months ended June 30, 2016 to fully reserve the funds that will be donated to the CRDA per this agreement.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

$0.7 million, which is included in long-term assets on the accompanying condensed consolidated balance sheet as of June 30, 2016.
NOTE 8—LONG-TERM PREPAID RENT AND OTHER ASSETS
Other assets consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Tropicana Evansville prepaid rent	$12,500	$12,500
Deposits	4,298	3,431
Other	4,745	2,873
Other assets	$21,543	$18,804
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued payroll and benefits	$35,265	$35,131
Accrued gaming and related	15,412	15,620
Accrued taxes	13,301	11,327
Other accrued expenses and current liabilities	16,333	15,758
Total accrued expenses and other current liabilities	$80,311	$77,836
NOTE 10—DEBT
Debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
New Term Loan Facility, due 2020, interest at 4.0% at June 30, 2016 and December 31, 2015, net of unamortized discount of $0.9 million and $1.0 million at June 30, 2016 and December 31, 2015, respectively and debt issuance costs of $2.9 million and $3.3 million at June 30, 2016 and December 31, 2015, respectively	$287,946	$288,946
Less current portion of debt	(3,000)	(3,000)
Total long-term debt, net	$284,946	$285,946
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

The New Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of June 30, 2016, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at June 30, 2016.

NOTE 11—IMPAIRMENT CHARGES, OTHER WRITE DOWNS AND RECOVERIES
Impairment charges, other write-downs and recoveries consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Impairment of intangibles	$—	$—	$—	$26
Loss on disposal of assets	57	177	97	831
Total impairment charges, other write-downs and recoveries	$57	$177	$97	$857
NOTE 12—RELATED PARTY TRANSACTIONS
Insight Portfolio Group LLC
Effective January 1, 2013, the Company acquired a minority equity interest in Insight Portfolio Group LLC (“Insight Portfolio Group”) and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

more favorable than those which would be achieved on a stand-alone basis. Commencing in the second quarter of 2016, an officer of the Company also serves on the Board of Directors of Insight Portfolio Group. The Company made no payments to Insight Portfolio Group during the three months ended June 30, 2016 and 2015. During each of the six months ended June 30, 2016 and 2015, the Company paid $0.1 million to Insight Portfolio Group.
Trump Taj Mahal Associates, LLC
On March 1, 2016, TEI Management Services LLC, a wholly owned subsidiary of the Company, entered into a management agreement with Trump Taj Mahal Associates, LLC (“TTMA”) and IEH Investments LLC (“IEH Investments”) pursuant to which TEI Management Services LLC manages the Taj Mahal, owned by TTMA, and provides consulting services relating to the former Plaza Hotel and Casino in Atlantic City, New Jersey, owned by Trump Plaza Associates LLC (“Plaza Associates”). The management agreement commenced upon receipt of required New Jersey regulatory approvals, which occurred on April 13, 2016. TTMA, IEH Investments and Plaza Associates are indirect wholly owned subsidiaries of Icahn Enterprises, which is indirectly controlled by Mr. Icahn.
NOTE 13—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that is amortized on a straight-line basis to rental expense over the remaining term of the lease. As of June 30, 2016 and December 31, 2015, the unfavorable lease liability balance was $6.4 million and $6.7 million, respectively, of which $5.9 million and $6.1 million, respectively, is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Other Commitments and Contingencies
2011 New Jersey Tourism District Law
In February 2011, New Jersey enacted legislation (the "Tourism District Law") that delegated redevelopment authority and creation of a master plan to the CRDA and allowed the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. The law obligated the Atlantic City casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for marketing under the Tourism District Law in the aggregate amount of $30.0 million annually through 2016. Each Atlantic City casino's proportionate share of the assessment is based on the gross revenue generated in the preceding fiscal year. In 2015 the Company paid approximately $3.5 million to the ACA for its proportionate share of the assessment, which amount has been held by the ACA pending the anticipated enactment of the Casino Property Tax Stabilization Act (the "NJ PILOT Law", described below). In 2016, the Company has estimated and is accruing its portion of this ACA industry obligation at approximately 12.0%, or $3.6 million.
New Jersey Gross Casino Revenue Tax and Casino Investment Alternative Tax
Under New Jersey law, the New Jersey Casino Control Commission imposes an annual tax of 8% on gross casino revenue and, commencing with the operation of Internet gaming, an annual tax of 15% on Internet gaming gross revenue. In addition, under New Jersey law, casino license holders or Internet gaming permit holders (as applicable) are currently required to invest an additional 1.25% of gross casino revenue and 2.5% of Internet gaming gross revenue ("Casino Investment Alternative Tax", or "IAT") for the purchase of bonds to be issued by the CRDA or to make other approved investments equal to those amounts; and, in the event the investment requirement is not met, the casino license holder or Internet gaming permit holder (as applicable) is subject to a tax of 2.5% on gross casino revenue and 5% on Internet gaming gross revenue. As mandated by New Jersey law, the interest rate of the CRDA bonds purchased by the licensee is two-thirds of the average market rate for bonds available for purchase and published by a national bond index at the time of the CRDA bond issuance. As more fully described below, commencing on the effective date of the NJ PILOT Law, future IAT that have not been pledged for the payment of

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

bonds issued by the CRDA, or any bonds issued to refund such bonds, will be allocated to the City of Atlantic City for the purposes of paying debt service on bonds issued by the City of Atlantic City.
NJ PILOT LAW
On May 27, 2016, New Jersey enacted the Casino Property Tax Stabilization Act (the "NJ PILOT Law") which will exempt Atlantic City casino gaming properties from ad valorem property taxation in exchange for an agreement to make annual payment in lieu of tax payments ("PILOT Payments") to the City of Atlantic City, make certain changes to the NJ Tourism Law and redirect certain IAT payments to assist in the stabilization of Atlantic City finances. Under the PILOT Law, commencing in 2017 and for a period of ten (10) years Atlantic City casino gaming properties will be required to pay a prorated share of PILOT Payments totaling $120 million based on a formula that accounts for gaming revenues, the number of hotel rooms and the square footage of each casino gaming property. Commencing in 2018 and each year thereafter, the $120 million base year aggregate payment may either increase to as high as $165 million (based upon industry gross gaming revenue ("GGR") of between $3.0 billion and $3.4 billion) or decrease to a low of $90 million (based upon industry GGR less than $1.8 billion) and further taking into account certain non-GGR revenue streams, with the base year $120 million industry GGR set at between $2.2 billion and $2.6 billion. In years in which the industry PILOT Payments do not increase based upon an increase in GGR above the base year or other bracketed amounts, PILOT Payments will increase 2%.
The PILOT Law also provides for the abolishment of the ACA effective as of January 1, 2015 and redirection of the $30 million in ACA funds paid by the casinos for 2015 and accrued in 2016 under the Tourism District Law to the State of New Jersey for Atlantic City fiscal relief and further payments of $15 million in 2017, $10 million in 2018 and $5 million for each year between 2019 and 2023 to Atlantic City upon approval of a financial plan to be submitted by Atlantic City which is required to set forth specific actions to be taken to improve its financial condition.
In addition, the PILOT Law also provides for IAT payments made by the casino operators which were previously deposited with the CRDA and which have not been pledged for the payment of bonds issued by the CRDA, or any bonds issued to refund such bonds to be allocated to the State of New Jersey for purposes of paying debt service on bonds previously issued by Atlantic City.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheet as of June 30, 2016 and December 31, 2015. In its objection to Wimar and CSC's motions for summary judgment, the Company disputed the administrative expense and/or priority status of certain amounts claimed and also contended that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established by the bankruptcy reorganization plan, against CSC and Wimar.
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
UNITE HERE
In May 2016, UNITE HERE Local 54 and Tropicana AC commenced bargaining sessions which continued through June 30, 2016 when a tentative agreement was reached by the parties on a new collective bargaining agreement to extend through February 29, 2020. The terms of the new collective bargaining agreement were ratified by UNITE HERE Local 54 membership on July 14, 2016, and the agreement is pending finalization by the parties.

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
NOTE 14—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 26,090,922 and 26,312,500 shares were issued and outstanding as of June 30, 2016 and December 31, 2015, respectively. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
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
During March 2016, we repurchased 221,578 shares of our stock under the Stock Repurchase Program. The repurchased shares were subsequently retired. As of the date of this report, there have not been any subsequent repurchases of stock under the Stock Repurchase Program.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of June 30, 2016 and December 31, 2015. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Significant Ownership
At June 30, 2016, Mr. Icahn indirectly controlled approximately 68.46% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
NOTE 16—INCOME TAXES
Effective Tax Rate
The Company's effective income tax rates for the three months ended June 30, 2016 and 2015 were 40.3% and 41.1%, respectively. The Company's effective income tax rates for the six months ended June 30, 2016 and 2015 were 40.1% and 41.0%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rates for the three and six months ended June 30, 2016 and 2015 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
NOTE 17—SEGMENT INFORMATION
The Company views each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West, (iv) and South and other. The Company uses operating income to compare operating results among its segments and allocate resources.

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income before income taxes for the three months ended June 30, 2016 and 2015 (in thousands, unaudited):

	Three months ended June 30,
	2016	2015
Net revenues:
East	$81,757	$82,340
Central	74,623	71,873
West	26,118	25,095
South and other	23,958	23,684
Corporate	1,083	—
Total net revenues	$207,539	$202,992
Operating income (loss):
East	$(2,089)	$8,200
Central	13,557	11,444
West	2,384	2,012
South and other	1,694	1,657
Corporate	(3,456)	(4,197)
Total operating income	$12,090	$19,116
Reconciliation of operating income to income before income taxes:
Operating income	$12,090	$19,116
Interest expense	(3,229)	(3,025)
Interest income	223	167
Income before income taxes	$9,084	$16,258

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income before income taxes for the six months ended June 30, 2016 and 2015 (in thousands, unaudited):

	Six months ended June 30,
	2016	2015
Net revenues:
East	$156,672	$150,791
Central	149,988	143,812
West	54,326	51,643
South and other	50,623	50,127
Corporate	1,083	—
Total net revenues	$412,692	$396,373
Operating income (loss):
East	$(598)	$7,921
Central	27,469	21,750
West	6,521	5,463
South and other	5,625	6,095
Corporate	(8,362)	(8,167)
Total operating income	$30,655	$33,062
Reconciliation of operating income to income before income taxes:
Operating income	$30,655	$33,062
Interest expense	(6,449)	(5,928)
Interest income	351	310
Income before income taxes	$24,557	$27,444

Assets by segment:	June 30, 2016	December 31, 2015
East	$565,835	$550,622
Central	397,141	397,309
West	131,880	136,508
South and other	125,326	125,776
Corporate	104,375	99,134
Total assets	$1,324,557	$1,309,349

NOTE 18—SUBSEQUENT EVENTS
On July 14, 2016, the Bankruptcy Court approved a settlement agreement related to the Predecessors, which resulted in the Company receiving, on July 17, 2016, a payment of $3.1 million related to certain professional fees previously paid by the Company. This amount will be recognized as a one time gain on the Company's condensed consolidated statement of income for the three months ended September 30, 2016.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some situations, you may be able to identify forward-looking statements by terms such as "may," "will," "might," "expect," "plan," "believe," "anticipate," "intend," "should," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or other strategic plans, our management of the Taj Mahal, our competition (including online gaming), financing, revenues, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our New Credit Facilities (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects, our required capital expenditures pursuant to agreements we are party to such as the landside construction project at Tropicana Evansville, and our anticipated capital expenditures, including our use of our CRDA project funds, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition, and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. All forward-looking statements are qualified in their entirety by reference to the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We operate in a continually changing business environment and new risks emerge from time to time. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of June 30, 2016, our properties collectively included approximately 391,500 square feet of gaming space with 8,017 slot machines, 277 table games and 5,522 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. As of June 30, 2016, our operations by region include the following:

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

The Company, through its wholly-owned subsidiary, TEI Management Services LLC, also manages the Trump Taj Mahal Casino Hotel ("Taj Mahal") in Atlantic City, and through an agreement with its wholly-owned subsidiary, TropWorld Games LLC operates an online social gaming site. The operating results of all other subsidiaries of the Company are reported under the heading of "Corporate" as they have been determined to not meet the aggregation criteria as separately reportable segments.

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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Atlantic City Market. Although competitive pressures in Atlantic City have stabilized somewhat with the closure of four casino properties in 2014, competition from the regional markets continues to adversely affect the Atlantic City market. In addition, continuing uncertainty about the City of Atlantic City's ability to fund ongoing operating costs and maintain existing operations may affect the Atlantic City casino market and Tropicana AC in the coming months. Based on market data, the Atlantic City market experienced period over period increases in gross casino win (including internet gaming revenue) of 1.9% and 2.5% for the three and six months ended June 30, 2016, respectively, as compared to the same period of 2015.

•
Table games hold percentages. Casino revenues can vary because of table games hold percentages and differences in the odds for different table games. A variety of factors may impact table games hold, including variances in the amount of high end play. For the three and six months ended June 30, 2016, the Company's total table games hold of 18.0% and 18.5%, respectively, reflected increases of 1.3 and 1.5 percentage points compared to the prior year, which contributed to increased table game revenues. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "New Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "New Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the New Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the New Term Loan Facility accrue interest at a floating rate which was 4.00% as of June 30, 2016. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the existing Term Loan Facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest.
Our interest expense was $6.4 million and $5.9 million for the six months ended June 30, 2016 and 2015, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.5 million for each of the six months ended June 30, 2016 and 2015, respectively, offset by approximately $0.5 million of capitalized interest in the six months ended June 30, 2015.

•
General Economic Conditions.  Current economic conditions, resulting in decreased discretionary spending by our customers, continue to adversely impact us and the gaming industry as a whole. While general economic conditions have modestly improved, we cannot assure that they will continue to improve or will not worsen in the future.

•
Cost Efficiencies.  As a result of economic conditions, we continue to focus on areas where we may institute efficiency initiatives which may result in cost savings. In the past, these cost saving initiatives have included decreased payroll and benefits expense related to our company-sponsored health insurance plans.

Three months ended June 30, 2016 compared to three months ended June 30, 2015
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended June 30,
	2016	2015
Net revenues:
East	$81,757	$82,340
Central	74,623	71,873
West	26,118	25,095
South and other	23,958	23,684
Corporate	1,083	—
Total net revenues	$207,539	$202,992
Operating income (loss):
East	$(2,089)	$8,200
Central	13,557	11,444
West	2,384	2,012
South and other	1,694	1,657
Corporate	(3,456)	(4,197)
Total operating income	$12,090	$19,116
Operating income margin(a):
East	(2.6)%	10.0%
Central	18.2%	15.9%
West	9.1%	8.0%
South and other	7.1%	7.0%
Total operating income margin	5.8%	9.4%
(a)Operating income margin is operating income as a percentage of net revenues.
The following table presents detail of our net revenues (in thousands):

	Three months ended June 30,
	2016	2015
Revenues:
Casino	$162,011	$159,825
Room	32,051	30,705
Food and beverage	27,570	26,822
Other	8,450	7,377
Gross revenues	230,082	224,729
Less promotional allowances	(22,543)	(21,737)
Net revenues	$207,539	$202,992

Net Revenues
In the East region, net revenues were $81.8 million for the three months ended June 30, 2016, a decrease of $0.6 million, or 0.7%, when compared to the three months ended June 30, 2015. Tropicana AC's net revenues comprise approximately 39% and 41% of the Company's total net revenues for the three months ended June 30, 2016 and 2015, respectively. Based on market data, gaming revenues in the second quarter of 2016 (excluding internet gaming win) in the Atlantic City market were relatively flat in comparison to the second quarter of 2015. Tropicana AC's gross casino win for the three months ended June 30, 2016 was also in line with the three months ended June 30, 2015. Table games revenue at Tropicana AC increased 3.3% for the three months ended June 30, 2016 compared to the same period of 2015, boosted by a 1.6% increase in table drop combined with a higher hold percentage of 15.5% in 2016 compared to 15.2% in 2015. Although slot handle at Tropicana AC increased 3.7% in the second quarter of 2016 compared to the same period of 2015, a lower slot hold percentage during the current year period resulted in a slight decline in slot revenues during the quarter. Internet gaming revenues during the second quarter of 2016 increased 24.5% over the same period of 2015. Tropicana AC completed a capital improvement project during the second quarter of 2016, which included renovation of hotel rooms in its Havana Tower, a new high end slot area on the casino floor, a new hair salon and a new promotional area for its TropAdvantage player's club. The hotel occupancy and average daily room rate was 83% and $87, respectively, for the three months ended June 30, 2016, compared to 81% and $87, respectively, for the three months ended June 30, 2015.
In the Central region, net revenues were $74.6 million for the three months ended June 30, 2016, an increase of $2.8 million over the three months ended June 30, 2015. Casino revenues at Lumière Place for the three months ended June 30, 2016 increased slightly over the prior year period primarily due to a 1.8% increase in table games drop, which, when combined with an increase in the table hold, to 19.8% from 17.9% in the prior year period, resulted in a 12.7% increase in table games revenue. Slot revenues at Lumière Place during the second quarter of 2016 were in line with the same period of the prior year. Casino revenues at Tropicana Evansville increased 7.7% during the three months ended June 30, 2016 as compared to the prior year period, resulting from a 7.6% increase in slot revenues combined with a 26.2% increase in table games revenues. The increased casino revenues in Evansville primarily resulted from higher casino volumes, both slot handle (7.0% increase over prior year period) and table games drop (7.6% increase over prior year period), resulting from gift giveaway events that drove increased casino customer visitations. In addition, the table games hold percentage in Evansville during the second quarter of 2016 increased 3.5 percentage points over the second quarter of 2015. The occupancy rate for each of the three months ended June 30, 2016 and 2015 in the Central Region was 82%, while the average daily room rate in the Central Region was $142 for the three months ended June 30, 2016, compared to $140 for the three months ended June 30, 2015.
In the West region, net revenues were $26.1 million for the three months ended June 30, 2016, an increase of $1.0 million, or 4.1%, compared to the three months ended June 30, 2015. The increase in net revenues in the West region is primarily attributable to increases in net revenues at MontBleu, where operations in 2015 were negatively impacted by disruption caused by a major room renovation project that significantly impacted business. Casino revenues at MontBleu increased 11.1% in the second quarter of 2016 over the prior year period, driven by a 12.7% increase in slot handle, along with a 4.7% increase in table games drop combined with a 3.6 percentage point increase in the table hold percentage. In addition to the increase in casino revenues, non-gaming revenues at MontBleu, including hotel and food and beverage revenues, increased 18.2% for the three months ended June 30, 2016 compared to the same period of 2015. For the three months ended June 30, 2016 casino and non-gaming revenues at Tropicana Laughlin were relatively flat as compared to the three months ended June 30, 2015. The average daily room rate for the West region was $53 for the three months ended June 30, 2016, compared to $48 for the comparable prior year period. The occupancy rate in the West region was 57% for the three months ended June 30, 2016, a decrease from the 60% occupancy for the three months ended June 30, 2015.
In the South and other region, net revenues were $24.0 million for the three months ended June 30, 2016, an increase of $0.3 million, or 1.2%, compared to the three months ended June 30, 2015. Casino revenues for the South and other region declined 2.7% in the three months ended June 30, 2016, compared to the prior year period. At Tropicana Greenville, casino revenues increased 3.4% for the three months ended June 30, 2016 compared to the prior year period, driven primarily by a 5.5% increase in slot handle. Although table games drop at Tropicana Greenville declined 12.6% in the second quarter of 2016 compared to the same period of 2015, the table hold increased 5.9 percentage points during the period; as a result, table games revenue increased 20.1% in the second quarter as compared to the second quarter of 2015. In Baton Rouge, where the local economy has been negatively impacted by low oil and gas prices which have caused layoffs in the local area, the reported gaming revenues for the downtown casino market have fallen 5.5% in the second quarter of 2016 compared to the prior year quarter. At the Belle of Baton Rouge, gaming revenues declined 5.9% during the quarter, impacted by lower slot and table volumes. Tropicana Aruba's casino revenue was relatively flat during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. However, time share sales at Tropicana Aruba, which commenced in late 2015, have continued to improve each period; during the second quarter of 2016, $0.7 million of time share sales were recorded, contributing to the improved revenues in the South region. The occupancy rate at our properties in the South and other region was 76% for the three months ended June 30, 2016 compared to 67% for the same period of 2015. The average daily room rate for the South and other region was $69 and $71 for the three months ended June 30, 2016 and 2015, respectively.
Operating Income
In the East region, Tropicana AC reported an operating loss for the three months ended June 30, 2016 of $2.1 million, a $10.3 million decrease compared to $8.2 million of operating income in the three months ended June 30, 2015. The decline in operating results in the East region was primarily due to a $6.8 million increase in expense associated with the reserve for the CRDA deposits over the prior year period, combined with higher promotional expenses which contributed to the increased slot and table volumes and a 3.9% increase in labor and related payroll costs.
In the Central region, the operating income for the three months ended June 30, 2016 was $13.6 million, a $2.1 million increase over the three months ended June 30, 2015. The increase primarily resulted from the improvement in casino and other revenues, as discussed previously, combined with a $1.1 million decrease in depreciation expense at Lumière Place as assets have been fully depreciated, partially offset by higher promotional expenses in the region which contributed to the increases in casino volumes.
In the West region, the operating income for the three months ended June 30, 2016 was $2.4 million, a $0.4 million increase compared to the three months ended June 30, 2015. The increase is mainly attributable to the improvement in revenues as previously discussed, offset by increased depreciation expense as a result of the completion of the capital improvement project at MontBleu.
In the South and other region, operating income for the three months ended June 30, 2016 was $1.7 million, in line with operating income for the three months ended June 30, 2015. Although operating income at Belle of Baton Rouge declined due to challenges in the local economy which negatively impacted the revenue there, increased revenue at Tropicana Greenville and Tropicana Aruba contributed to improved operating results at those properties, which offset the decline from Belle of Baton Rouge.
The Corporate operating loss, which includes the results of all other subsidiaries of the Company, was $3.5 million for the three months ended June 30, 2016, reflecting improvement over the three months ended June 30, 2015 primarily due to the recognition of $1.1 million of revenue during the current year quarter related to the TEI Management Services LLC agreement to manage the Trump Taj Mahal Casino Hotel.
Interest Expense
Interest expense for each of the three months ended June 30, 2016 and 2015 was $3.2 million and $3.0 million, respectively. The variance in interest expense is due to the capitalization of interest in 2015 related to ongoing capital improvement projects. The interest expense on our New Term Loan Facility accrues at a floating rate, which was 4.0% per annum as of June 30, 2016. Cash paid for interest, net of interest capitalized, was $3.0 million for the three months ended June 30, 2016 compared to $2.8 million for the three months ended June 30, 2015.
Income Taxes
Income tax expense was $3.7 million for the three months ended June 30, 2016 and our effective income tax rate was 40.3%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended June 30, 2016 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. For the three months ended June 30, 2015, the income tax expense was $6.7 million and our effective tax rate was 41.1%. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended June 30, 2015, was primarily due to the utilization of the Company's deferred tax assets and employment credits offset by disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.

Six months ended June 30, 2016 compared to six months ended June 30, 2015
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Six months ended June 30,
	2016	2015
Net revenues:
East	$156,672	$150,791
Central	149,988	143,812
West	54,326	51,643
South and other	50,623	50,127
Corporate	1,083	—
Total net revenues	$412,692	$396,373
Operating income (loss):
East	$(598)	$7,921
Central	27,469	21,750
West	6,521	5,463
South and other	5,625	6,095
Corporate	(8,362)	(8,167)
Total operating income	$30,655	$33,062
Operating income margin(a):
East	(0.4)%	5.3%
Central	18.3%	15.1%
West	12.0%	10.6%
South and other	11.1%	12.2%
Total operating income margin	7.4%	8.3%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Six months ended June 30,
	2016	2015
Revenues:
Casino	$327,066	$316,442
Room	60,591	56,437
Food and beverage	53,456	51,923
Other	15,667	14,073
Gross revenues	456,780	438,875
Less promotional allowances	(44,088)	(42,502)
Net revenues	$412,692	$396,373
Net Revenues
In the East region, net revenues were $156.7 million for the six months ended June 30, 2016, an increase of $5.9 million, or 3.9%, when compared to the six months ended June 30, 2015. Based on published market data, the Atlantic City market experienced year-over-year increases in gross casino win (excluding internet gaming win) of 0.6% in the six months ended June 30, 2016. At Tropicana AC, slot revenues increased 2.9% during the six months ended June 30, 2016 over the same period of 2015, driven by an increase in slot handle, while the 7.9% increase posted in table game revenues for the period resulted from a 5.8% increase in table games drop combined with a higher table games hold, to 16.0% for the first six months of 2016 compared to 15.7% in the same period of 2015. Internet gaming revenue increased 18.7% in the first six months of 2016 compared to the first six months of 2015. Tropicana AC completed a renovation project during the second quarter of 2016, which included renovation of hotel rooms in its Havana Tower, a new high end slot area on the casino floor, a new hair salon and a new promotional area. The average daily room rate was $84 for each of the six months ended June 30, 2016 and 2015. The occupancy rate increased to 78% for the six months ended June 30, 2016 compared to 76% for the six months ended June 30, 2015. Other non-gaming revenues, including food and beverage, entertainment, retail and other, all posted increases in the six months ended June 30, 2016 over the same period of the prior year due to increased customer volumes throughout the property, due in part to a major renovation project that was completed in mid-2015, which included hotel room and casino floor renovations, boardwalk facade renovations and the opening of a new fitness center.
In the Central region, net revenues were $150.0 million for the six months ended June 30, 2016, an increase of $6.2 million, compared to the six months ended June 30, 2015. The first six months of 2016 were boosted by a strong first quarter, with mild weather and low gas prices contributing to strong customer visitation levels. At Tropicana Evansville, casino revenues increased 8.0% for the first six months of 2016 over the same period of 2015, due in part to increases in marketing reinvestment strategies aimed at increasing customer volumes. Slot handle at Tropicana Evansville for the first six months of 2016 increased 5.7% over the same period of the prior year, while table games drop increased 14.2% at the same time. In addition, the table games hold at Tropicana Evansville increased to 24.1% in the first half of 2016, compared to 20.2% in the first half of 2015, contributing to the 36.5% increase in table games revenue during the period. At Lumière Place, aggressive marketing efforts in the first half of 2016 aimed at increasing customer volumes contributed to a 5.6% increase in table games drop over the first half of 2015; when combined with more favorable table games and slot hold percentages, this resulted in a 1.9% period over period increase in casino revenues. The occupancy rate in the Central region for the six months ended June 30, 2016 was 78%, compared to 79% in the six months ended June 30, 2015. The average daily room rate in the region was $135 and $133 for the six months ended June 30, 2016 and 2015, respectively.
In the West region, net revenues were $54.3 million for the six months ended June 30, 2016, an increase of 5.2%, compared to the six months ended June 30, 2015. The increase was driven by significantly improved results at MontBleu, where a hotel guest room and public area renovation project was completed in late 2015. At MontBleu, total casino revenues for the first half of 2016 increased 14.0% over the same period of 2015, driven by a 6.4% increase in table volume combined with a 5.1 percentage point increase in table hold, which resulted in a 37.9% increase in table revenue. In addition, slot revenue at MontBleu increased 7.8% over the first half of 2015, and hotel revenue increased significantly as a result of the completion of the room renovation project; total net revenue at MontBleu increased 20.1% in the first half of 2016 compared to the same period of 2015. At Tropicana Laughlin, table game revenues for the first six months of 2016 increased 18.0% over the prior year period as a result of a 5.8% increase in table games drop combined with a 2.2 percentage point increase in table games hold, although slot revenues at Tropicana Laughlin declined 3.6% in the first six months of 2016 compared to the same period of 2015 due to lower slot volumes. As a result of the decline in slot revenues, total net revenues at Tropicana Laughlin decreased 1.8% for the six months ended June 30, 2016 compared to the same period of the prior year. The average daily room rate for the West region was $52 for the six months ended June 30, 2016 compared to $45 for the six months ended June 30, 2015. The occupancy rate for the six months ended June 30, 2016 and 2015 at our properties in the West region was 57% and 59%, respectively.
In the South and other region, net revenues were $50.6 million for the six months ended June 30, 2016, a 1.0% increase over the six months ended June 30, 2015. Increases in casino volumes at Tropicana Greenville and Tropicana Aruba were partially offset by declines in slot handle and table games drop at the Belle of Baton Rouge, where the local economy has been impacted by lower oil and gas prices which has resulted in layoffs in that industry in southern Louisiana. An increase in the table games hold percentage in the South and other region, to 18.9% in the first six months of 2016, compared to 16.7% in the same period of 2015, only partially offset the decline in table volumes in the region, resulting in a 2.2% decrease in table game revenues for the first half of 2016 in the region. Non-gaming revenues at Tropicana Aruba also increased, driven primarily by $1.5 million in timeshare sales in the first six months of 2016. The hotel occupancy rate at our properties in the South and other region was 74% and 71% for the six months ended June 30, 2016 and 2015, respectively, while the average daily room rate for the South and other region was $80 and $81 for the six months ended June 30, 2016 and 2015, respectively.
Operating Income
In the East region, although net revenues increased 3.9% for the first six months of 2016 over the same period of 2015, increased expenses resulted in an operating loss for the six months ended June 30, 2016 of $0.6 million, compared to operating income of $7.9 million for the first six months of 2015. The variance in operating results for the six months ended June 30, 2016 from the prior year period was primarily the result of an $8.2 million increase in expenses associated with the reserves for CRDA deposits over the prior year period, as well as higher advertising and promotional expenses which contributed to the increased casino volumes, and a $3.7 million increase in depreciation expense resulting from the capital improvements that were completed in mid-2015.
In the Central region, the operating income for the six months ended June 30, 2016 was $27.5 million, a $5.7 million increase compared to the six months ended June 30, 2015, driven primarily by the increase in net revenues at both Lumière Place and Tropicana Evansville, as previously discussed. In addition, depreciation expense in the Central region for the first six months of 2016 declined $1.7 million from the same period of 2015, partially offset by increases in marketing and promotional expenses during the period which contributed to the increased casino volumes.

In the West region, the operating income for the six months ended June 30, 2016 was $6.5 million, a $1.1 million increase compared to the six months ended June 30, 2015. The improvement in operating income in the West region was driven by the increase in net revenues, as discussed previously, partially offset by increased depreciation expense resulting from the completion of the capital improvements at MontBleu in 2015.
In the South and other region, operating income for the six months ended June 30, 2016 was $5.6 million, a $0.5 million decrease compared to the six months ended June 30, 2015. Although net revenues increased in this region by 1.0% over the prior year period, operating expenses at Tropicana Aruba increased over the prior year period as a result of the higher visitation levels and revenue volumes at the property.
The Corporate operating loss, which includes the results of all other subsidiaries of the Company, was $8.4 million for the six months ended June 30, 2016, compared to an operating loss of $8.2 million for the six months ended June 30, 2015. In the first six months of 2016, TEI Management Services LLC recognized $1.1 million of income resulting from the agreement to manage the Trump Taj Mahal Casino Hotel, which was offset in part by increased legal and consulting fees for various matters, including the formation of TEI Management Services LLC and the resolution of certain bankruptcy-related matters.
Interest Expense
Interest expense for the six months ended June 30, 2016 and 2015 was $6.4 million and $5.9 million, respectively. The interest expense for the six months ended June 30, 2016 increased compared to the prior year period primarily due to a higher amount of interest capitalized in 2015 related to ongoing construction projects. Interest on our New Term Loan Facility accrues at a floating rate, which was 4.0% per annum as of June 30, 2016. Cash paid for interest, net of interest capitalized, was $6.0 million and $5.5 million for the six months ended June 30, 2016 and 2015, respectively, reflecting a variance related to the higher capitalization of interest in 2015. Interest expense also includes approximately $0.5 million of amortization of debt issuance costs and discounts for each of the six months ended June 30, 2016 and 2015, respectively.
Income Taxes
Income tax expense was $9.8 million and $11.3 million for the six months ended June 30, 2016 and 2015, respectively, and the Company's effective income tax rates were 40.1% and 41.0%, respectively. The difference between the federal statutory rate of 35% and the effective tax rates for the six months ended June 30, 2016 and June 30, 2015 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.
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

The following table summarizes our cash flows (in thousands):

	Six months ended June 30,
	2016	2015
Cash Flow Information:
Net cash provided by operating activities	$54,859	$50,779
Net cash used in investing activities	(42,955)	(61,276)
Net cash provided by financing activities	2,518	197
Net increase (decrease) in cash and cash equivalents	$14,422	$(10,300)
During the six months ended June 30, 2016, our operating activities provided $54.9 million in cash. Cash paid for interest, net of interest capitalized, was $6.0 million and $5.5 million for the six months ended June 30, 2016 and 2015, respectively. This variance primarily relates to the capitalization of interest in 2015. Net cash provided by operating activities for the six months ended June 30, 2016 improved over the prior year period primarily due to improved cash from operations after the elimination of non-cash expenses such as depreciation, amortization and changes in investment reserves.
During the six months ended June 30, 2016, our investing activities used $43.0 million in cash. Net cash used in investing activities primarily consisted of $39.1 million for capital expenditures and $4.8 million of restricted cash, partially offset by $1.9 million of Approved CRDA Project Fund reimbursements received and proceeds from the cancellation of the Ruby Seven preferred stock. Net cash used in investing activities during the six months ended June 30, 2015 consisted primarily of $61.5 million for capital expenditures. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.
During the six months ended June 30, 2016, our financing activities provided $2.5 million in cash. Net cash provided by financing activities for the six months ended June 30, 2016 primarily consisted of the proceeds of $7.6 million previously classified as restricted cash for certain bankruptcy-related professional fee liabilities, offset by principal payments on the New Term Loan Facility and the buy back of the Company's common stock under the Stock Repurchase Program, as further described below. Net cash provided by financing activities for the six months ended June 30, 2015 primarily consisted of amounts previously classified as restricted cash offset by principal payments on the New Term Loan Facility.
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

The New Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of June 30, 2016, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Our interest expense for the six months ended June 30, 2016 and 2015 was $6.4 million and $5.9 million, respectively, which includes $0.5 million of amortization of the related debt discounts and debt issuance costs for each of the six months ended June 30, 2016 and 2015.

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

During March 2016, we repurchased 221,578 shares of our stock under the Stock Repurchase Program. The repurchased shares were subsequently retired. As of the date of this report, there have not been any subsequent repurchases of stock under the Stock Repurchase Program.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the six months ended June 30, 2016 compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our New Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of June 30, 2016, assuming a 1% increase over the 4.0% minimum interest rate specified in our New Term Loan Facility, our annual interest cost would increase by approximately $2.9 million.

ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of June 30, 2016. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 includes a discussion of our risk factors. There have been no material changes to our risk factors during the six months ended June 30, 2016 as compared to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. PURCHASE OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended June 30, 2016:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
April 1, 2016 through April 30, 2016	—	—	—	$46,455
May 1, 2016 through May 31, 2016	—	—	—	$46,455
June 1, 2016 through June 30, 2016	—	—	—	$46,455

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

4.2	Form of Stock Purchase Warrant issued to general unsecured creditors of the Predecessors. (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)

4.3	Form of Stock Purchase Warrant issued to lenders under the Exit Facility. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.1#	Tropicana Entertainment Inc. Performance Incentive Plan. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2016)

10.2*#	Tropicana Entertainment Inc. Performance Incentive Plan Performance Award Agreement

10.3*#	Tropicana Entertainment Inc. Management Incentive Plan under the Tropicana Entertainment Inc. Performance Incentive Plan

31.1*	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.IN*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition

*	Filed herewith

**
This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROPICANA ENTERTAINMENT INC.

Date:	August 2, 2016	By:	/s/ THERESA GLEBOCKI
		Name:	Theresa Glebocki
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)