Form 10-Q
period 2016-09-30
Tropicana Entertainment Inc.
filed 2016-11-01
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 31, 2016, there were 25,981,776 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$273,588	$217,300
Restricted cash	13,050	14,045
Receivables, net	21,406	22,068
Inventories	7,255	6,726
Prepaid expenses and other assets	13,333	11,893
Total current assets	328,632	272,032
Property and equipment, net	759,652	760,820
Goodwill	15,857	15,857
Intangible assets, net	73,992	74,295
Investments	17,026	26,323
Deferred tax assets	141,218	141,218
Long-term prepaid rent and other assets	25,485	18,804
Total assets	$1,361,862	$1,309,349

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Accounts payable	35,591	33,568
Accrued expenses and other current liabilities	100,549	77,836
Total current liabilities	139,140	114,404
Long-term debt, net	284,449	285,946
Other long-term liabilities	5,794	6,207
Total liabilities	429,383	406,557

Commitments and contingencies

Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 25,981,776 and 26,312,500 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	260	263
Additional paid-in capital	594,745	600,359
Retained earnings	337,474	302,170
Total shareholders' equity	932,479	902,792
Total liabilities and shareholders' equity	$1,361,862	$1,309,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Casino	$176,960	$168,977	$504,026	$485,419
Room	39,701	37,238	100,292	93,675
Food and beverage	28,902	28,860	82,358	80,783
Other	9,619	7,646	25,286	21,719
Gross revenues	255,182	242,721	711,962	681,596
Less promotional allowances	(24,159)	(23,773)	(68,247)	(66,275)
Net revenues	231,023	218,948	643,715	615,321
Operating costs and expenses:
Casino	73,245	71,168	214,976	208,458
Room	13,344	12,662	34,621	33,215
Food and beverage	13,647	14,244	40,153	40,924
Other	5,363	5,389	14,691	14,244
Marketing, advertising and promotions	17,206	16,160	50,325	45,811
General and administrative	38,642	32,359	120,992	107,430
Maintenance and utilities	18,865	19,114	53,258	53,959
Depreciation and amortization	16,507	16,736	49,743	46,245
Impairment charges, other write-downs and recoveries	347	19	444	876
Total operating costs and expenses	197,166	187,851	579,203	551,162
Operating income	33,857	31,097	64,512	64,159

Other income (expense):
Interest expense	(3,122)	(3,211)	(9,571)	(9,139)
Interest income	156	133	507	443
Predecessor claim settlement	3,100	—	3,100	—
Total other income (expense)	134	(3,078)	(5,964)	(8,696)
Income before income taxes	33,991	28,019	58,548	55,463
Income tax expense	(13,396)	(11,428)	(23,244)	(22,683)
Net income	$20,595	$16,591	$35,304	$32,780

Basic and diluted income per common share:
Net income	$0.79	$0.63	$1.35	$1.25

Weighted-average common shares outstanding:
Basic and diluted	26,064	26,313	26,132	26,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$35,304	$32,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,743	46,245
Amortization of debt discount and debt issuance costs	752	757
Change in investment reserves	6,419	(1,989)
Restricted cash funded	(1,452)	—
Impairment charges	12	153
Loss on disposition of asset	432	723
Changes in operating assets and liabilities:
Receivables, net	662	3,912
Inventories, prepaids and other assets	(1,969)	2,932
Accrued interest	(43)	(71)
Accounts payable, accrued expenses and other liabilities	22,237	11,092
Other noncurrent assets and liabilities, net	(5,129)	576
Net cash provided by operating activities	106,968	97,110
Cash flows from investing activities:
Additions of property and equipment	(49,071)	(77,432)
Restricted cash funded	(5,114)	—
Approved CRDA Project Funds received	3,035	9,872
Proceeds from sale of investment	798	—
Other	(22)	(1,607)
Net cash used in investing activities	(50,374)	(69,167)
Cash flows from financing activities:
Payments on debt	(2,250)	(2,250)
Repurchase of TEI common stock	(5,617)	—
Restricted cash released	7,561	1,696
Net cash used in financing activities	(306)	(554)
Net increase in cash and cash equivalents	56,288	27,389
Cash and cash equivalents, beginning of period	217,300	195,735
Cash and cash equivalents, end of period	$273,588	$223,124

Supplemental cash flow disclosure:
Cash paid for interest, net of interest capitalized	$8,867	$8,454
Cash paid for income taxes	8,324	13,249
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	5,326	3,641

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

The Company, through its wholly-owned subsidiary, TEI Management Services LLC, also manages the Trump Taj Mahal Casino Hotel ("Taj Mahal") in Atlantic City (which discontinued its operation as a casino hotel on October 10, 2016), and, through an agreement with its wholly-owned subsidiary, TropWorld Games LLC, operates an online social gaming site. The operating results of all other subsidiaries of the Company are reported under the heading of "Corporate" as they have been determined to not meet the aggregation criteria as separately reportable segments.
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
Restricted Cash
Restricted cash consists primarily of cash held in separate bank accounts designated for specific purposes. At December 31, 2015, $7.6 million was restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions; this restricted cash was released to the Company in March 2016 upon order of the Bankruptcy Court when it was determined that all professional services had been paid in full. In addition, as of September 30, 2016 and December 31, 2015, $6.5 million was restricted to collateralize letters of credit. Also at September 30, 2016, $5.1 million was held in a separate bank account to be used for purchases of replacement furniture, fixtures and equipment at the Four Seasons Hotel St. Louis, as required by contract. In addition, at September 30, 2016, $1.2 million was held as restricted cash as required by the Nevada Gaming Control Board's bankroll requirements for MontBleu and $0.3 million was held as restricted cash as required by the Missouri Gaming Commission for estimated gaming tax liabilities.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The amounts included in promotional allowances consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Room	$9,808	$9,353	$27,600	$26,056
Food and beverage	12,420	12,436	35,054	34,416
Other	1,931	1,984	5,593	5,803
Total	$24,159	$23,773	$68,247	$66,275
The estimated departmental costs and expenses of providing these promotional allowances are included in casino operating costs and expenses and consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Room	$4,387	$4,454	$14,558	$13,996
Food and beverage	10,542	10,834	30,365	30,144
Other	704	603	2,180	1,776
Total	$15,633	$15,891	$47,103	$45,916
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
The Company adopted this ASU during the three months ended March 31, 2016. The Company has reclassified debt issuance costs from other assets, net to a reduction in long-term debt, net on the Company's condensed consolidated balance sheets. As of September 30, 2016 and December 31, 2015, the amount of debt issuance costs included as a reduction to long-term debt totaled $2.7 million and $3.3 million, respectively.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to FASB ASC Topic 606, Revenue from Contracts with Customers, that include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company anticipates it will adopt this ASU on January 1, 2018 using the modified retrospective method. The Company continues to evaluate the impact the adoption of ASU No. 2014-09 will have on the Company's financial position and results of operations.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which seeks to reduce the diversity currently in practice by providing guidance on the presentation of eight specific cash flow issues in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this guidance on the Company's statement of cash flows.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

•
Level 3 - Unobservable inputs reflect the Company's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including its own data.

The following table presents a summary of fair value measurements by level for certain assets measured at fair value on a recurring basis included in the accompanying condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 (in thousands):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2016
Assets:
CRDA deposits, net	$—	$—	$8,728	$8,728

December 31, 2015
Assets:
CRDA deposits, net	$—	$—	$16,405	$16,405
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
The following table summarizes the changes in fair value of the Company's Level 3 CRDA deposits (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning Balance	$9,896	$28,078	$16,405	$24,384
Realized or unrealized gains/(losses)	(337)	523	(6,057)	2,634
Additional CRDA deposits	337	1,229	2,243	3,289
CRDA Project Funds received	(1,168)	(9,872)	(3,035)	(9,872)
Purchases of CRDA investments	—	(724)	(828)	(1,201)
Ending Balance	$8,728	$19,234	$8,728	$19,234
Realized or unrealized gains/(losses) related to the Level 3 investments held at the end of the reporting period are included in general and administrative expense during the three and nine months ended September 30, 2016 and 2015. There were no transfers between fair value levels during the periods ended September 30, 2016 and 2015.
Long-term Debt
The Company's long-term debt is carried at amortized cost in the accompanying consolidated balance sheets. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices for similar issues. The estimated fair value of long-term debt as of September 30, 2016 and December 31, 2015 is approximately $292.8 million and $287.4 million, respectively.
CRDA Bonds
The Company's CRDA bonds are classified as held-to-maturity since the Company has the ability and intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. The CRDA bonds are initially recorded at a discount to approximate fair value. After the initial determination of fair value, the Company will analyze the CRDA bonds quarterly for recoverability based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional valuation allowances will be recorded. The fair value of the Company's CRDA bonds are considered a Level 3 fair value measurement. The CRDA bonds carrying value as of

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

September 30, 2016 and December 31, 2015 net of the unamortized discount and valuation allowance is $8.3 million and $8.4 million, respectively, which approximates fair value. See Note 7 - Investments for more detail related to the CRDA bonds.
NOTE 4—RECEIVABLES
Receivables consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Casino	$11,622	$14,573
Hotel	5,607	5,330
Other	12,649	12,574
Receivables, gross	29,878	32,477
Allowance for doubtful accounts	(8,472)	(10,409)
Receivables, net	$21,406	$22,068
NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	September 30, 2016	December 31, 2015
Land	—	$116,597	$116,190
Buildings and improvements	10 - 40	629,626	605,582
Furniture, fixtures and equipment	3 - 7	249,000	228,548
Riverboats and barges	5 - 15	18,145	17,429
Construction in progress	—	26,996	24,900
Property and equipment, gross		1,040,364	992,649
Accumulated depreciation		(280,712)	(231,829)
Property and equipment, net		$759,652	$760,820
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
The carrying amounts of Goodwill by segment are as follows (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South and other	1,731	(1,731)	—	1,731	(1,731)	—
Corporate	10,704	(9,071)	1,633	10,704	(9,071)	1,633
Total	$26,659	$(10,802)	$15,857	$26,659	$(10,802)	$15,857

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Intangible assets consist of the following (in thousands):

	Estimated life (years)	September 30, 2016	December 31, 2015
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	37,387
Customer lists	3	160	160
Favorable lease	5 - 42	13,260	13,260
Total intangible assets		76,307	76,307
Less accumulated amortization:
Customer lists		(133)	(93)
Favorable lease		(2,182)	(1,919)
Total accumulated amortization		(2,315)	(2,012)
Intangible assets, net		$73,992	$74,295
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. At both September 30, 2016 and December 31, 2015 the indefinite life gaming licenses consists of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively.
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. Amortization expense related to customer lists, which was amortized to depreciation and amortization expense, for each of the three and nine months ended September 30, 2016 and 2015 was less than $0.1 million. Estimated annual amortization related to the Lumière Place customer list is anticipated to be $0.1 million in 2016 and less than $0.1 million in 2017.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the three months ended September 30, 2016 and 2015 was $0.1 million and $0.2 million, respectively. Amortization expense related to favorable lease arrangements for the nine months ended September 30, 2016 and 2015 was $0.3 million and $0.5 million, respectively.
NOTE 7—INVESTMENTS
CRDA
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of Internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues and 5% on Internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at September 30, 2016 and December 31, 2015 approximates their fair value.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

CRDA investments consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Investment in bonds—CRDA	$16,418	$16,551
Less unamortized discount	(4,235)	(4,271)
Less valuation allowance	(3,885)	(3,862)
Deposits—CRDA	19,563	21,183
Less valuation allowance	(10,835)	(4,778)
Direct investment—CRDA	1,872	1,352
Less valuation allowance	(1,872)	(1,352)
Total CRDA investments	$17,026	$24,823
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended September 30, 2016 and 2015, the Company included a charge of $0.3 million and a reduction of $0.2 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income, representing the changes in these investment reserves. During the nine months ended September 30, 2016 and 2015 the Company recorded a charge of $1.2 million and a reduction of $2.0 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income, representing the changes in these investment reserves.
As a result of the NJ PILOT Law, which was enacted in May 2016 (see further discussion in Note 13, Commitments and Contingencies, NJ PILOT Law), the portion of investment alternative tax payments made by casino operators which are deposited with the CRDA and which have not been pledged for the payment of bonds issued by the CRDA will be allocated to the State of New Jersey for purposes of paying debt service on bonds previously issued by Atlantic City. That portion of the deposits which will be allocated to the State of New Jersey are no longer recorded as an investment with a corresponding valuation allowance, but are charged directly to general and administrative expenses. During the three and nine months ended September 30, 2016, the Company recorded charges of $1.0 million and $1.3 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income, representing that portion of investment alternative tax payments that will be allocated to the State of New Jersey under the NJ PILOT Law.
The Company was approved to use up to $18.8 million of CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. Approximately $15.2 million of the Approved CRDA Project Funds were reimbursed to Tropicana AC during the year ended December 31, 2015, of which approximately $14.2 million was from Tropicana AC's CRDA deposits. An additional $3.0 million of Approved CRDA Project Funds were reimbursed to Tropicana AC during the nine months ended September 30, 2016.
On April 19, 2016 the CRDA approved an application by the Company to increase the scope of the approved Tropicana AC project to include additional project elements and amend the CRDA grant agreement related to the Tropicana AC project to permit (i) an $8 million increase in the CRDA fund reservation and corresponding increase in the Approved CRDA Project Funds from $18.8 million to $26.8 million, and (ii) a rescheduled substantial completion date for the Tropicana AC project to not later than June 30, 2017. In exchange for the approval, the Company agreed to donate the balance of its CRDA deposits in the amount of approximately $7.1 million to the CRDA pursuant to NJSA 5:12-177. The Company recorded $5.4 million of expense in April 2016 to fully reserve the funds that will be donated to the CRDA per this agreement.
Ruby Seven Studios, Inc.
In March 2015, the Company, through its wholly-owned subsidiary, TropWorld Games LLC ("TWG") entered into an agreement with Ruby Seven Studios, Inc. ("Ruby Seven") to develop an online social gaming site. In accordance with that

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

agreement, in July 2015, TEI R7, a wholly-owned subsidiary of the Company, exercised an option to acquire 1,827,932 shares of Ruby Seven's Series A-1 Preferred Stock for $1.5 million, representing approximately 13.7% of the equity ownership of Ruby Seven. The investment in Ruby Seven is presented at cost on the accompanying condensed consolidated balance sheets as of December 31, 2015.
Ruby Seven entered into a merger agreement with a third party pursuant to which Ruby Seven merged into the third party in a transaction that closed on February 29, 2016. TEI R7 approved the agreement.   As a result of the merger transaction, all of Ruby Seven’s outstanding shares (including the shares held by TEI R7) were canceled and the Ruby Seven shareholders received merger consideration in exchange for their shares.  At closing, TEI R7 received cash in the approximate amount of $0.8 million, plus an earn-out consideration over three years following the closing, with a minimum earn-out of approximately $0.7 million, which is included in long-term assets on the accompanying condensed consolidated balance sheets as of September 30, 2016.
NOTE 8—LONG-TERM PREPAID RENT AND OTHER ASSETS
Other assets consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Tropicana Evansville prepaid rent	$13,354	$12,500
Deposits	4,187	3,431
Other	7,944	2,873
Other assets	$25,485	$18,804
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued payroll and benefits	$36,651	$35,131
Accrued gaming and related	15,553	15,620
Accrued taxes	30,006	11,327
Other accrued expenses and current liabilities	18,339	15,758
Total accrued expenses and other current liabilities	$100,549	$77,836
NOTE 10—DEBT
Debt consists of the following (in thousands):

	September 30, 2016	December 31, 2015
New Term Loan Facility, due 2020, interest at 4.0% at September 30, 2016 and December 31, 2015, net of unamortized discount of $0.9 million and $1.0 million at September 30, 2016 and December 31, 2015, respectively and debt issuance costs of $2.7 million and $3.3 million at September 30, 2016 and December 31, 2015, respectively	$287,449	$288,946
Less current portion of debt	(3,000)	(3,000)
Total long-term debt, net	$284,449	$285,946
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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

The New Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of September 30, 2016, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the New Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the New Term Loan Facility at September 30, 2016.

NOTE 11—IMPAIRMENT CHARGES, OTHER WRITE DOWNS AND RECOVERIES
Impairment charges, other write-downs and recoveries consist of the following (in thousands):

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Impairment of intangibles	$—	$—	$—	$26
Loss on disposal of assets	347	19	444	850
Total impairment charges, other write-downs and recoveries	$347	$19	$444	$876
NOTE 12—RELATED PARTY TRANSACTIONS
Insight Portfolio Group LLC
Effective January 1, 2013, the Company acquired a minority equity interest in Insight Portfolio Group LLC (“Insight Portfolio Group”) and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. Commencing in the second quarter of 2016, an officer of the Company also serves on the Board of Directors of Insight Portfolio Group. During each of the three months ended September 30, 2016 and 2015, the Company paid $0.1 million to Insight Portfolio Group. During each of the nine months ended September 30, 2016 and 2015, the Company paid $0.2 million and $0.3 million, respectively, to Insight Portfolio Group.
Trump Taj Mahal Associates, LLC
On March 1, 2016, TEI Management Services LLC, a wholly owned subsidiary of the Company, entered into a management agreement with Trump Taj Mahal Associates, LLC (“TTMA”) and IEH Investments LLC (“IEH Investments”) pursuant to which TEI Management Services LLC manages the Taj Mahal, owned by TTMA, and provides consulting services relating to the former Plaza Hotel and Casino in Atlantic City, New Jersey, owned by Trump Plaza Associates LLC (“Plaza Associates”). The management agreement, which commenced upon receipt of required New Jersey regulatory approvals on April 13, 2016, is effective for an initial five year term with an option to renew for an additional five year term. TTMA, IEH Investments and Plaza Associates are indirect wholly owned subsidiaries of Icahn Enterprises, which is indirectly controlled by Mr. Icahn. For the three and nine months ended September 30, 2016, the Company has recorded $1.3 million and $2.3 million, respectively, of management fee income as a result of this agreement, which is included in other revenue in the accompanying condensed consolidated statements of income.
On October 10, 2016, the Taj Mahal discontinued its operation as a casino hotel in Atlantic City. TEI Management Services LLC will continue to provide management services to TTMA. Under a lease agreement with TTMA, Tropicana AC will lease 250 slot machines commencing after the closing of the Taj Mahal. Under a separate database license agreement, commencing October 1, 2016, the Company is licensing the Taj Mahal customer database from Trump Entertainment Resorts, Inc.
NOTE 13—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that is amortized on a straight-line basis to rental expense over the remaining term of the lease. As of September 30, 2016 and December 31, 2015, the unfavorable lease liability balance was $6.3 million and $6.7 million, respectively, of which

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

$5.8 million and $6.1 million, respectively, is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Tropicana Aruba Land Lease
The Company assumed a land lease in August 2010 for approximately 14 acres of land on which Tropicana Aruba is situated through July 30, 2051. Under the terms of the land lease, the annual rent is $93,000.
Other Commitments and Contingencies
2011 New Jersey Tourism District Law
In February 2011, New Jersey enacted legislation (the "Tourism District Law") that delegated redevelopment authority and creation of a master plan to the CRDA and allowed the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. The law obligated the Atlantic City casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for marketing under the Tourism District Law in the aggregate amount of $30.0 million annually through 2016. Each Atlantic City casino's proportionate share of the assessment is based on the gross revenue generated in the preceding fiscal year. In 2015 the Company paid approximately $3.6 million to the ACA for its proportionate share of the assessment, which amount has been held by the ACA pending the anticipated enactment of the Casino Property Tax Stabilization Act (the "NJ PILOT Law", described below). In 2016, the Company has estimated and is accruing its portion of this ACA industry obligation at approximately 12.2%, or $3.7 million.
New Jersey Gross Casino Revenue Tax and Casino Investment Alternative Tax
Under New Jersey law, the New Jersey Casino Control Commission imposes an annual tax of 8% on gross casino revenue and, commencing with the operation of Internet gaming, an annual tax of 15% on Internet gaming gross revenue. In addition, under New Jersey law, casino license holders or Internet gaming permit holders (as applicable) are currently required to invest an additional 1.25% of gross casino revenue and 2.5% of Internet gaming gross revenue ("Casino Investment Alternative Tax", or "IAT") for the purchase of bonds to be issued by the CRDA or to make other approved investments equal to those amounts; and, in the event the investment requirement is not met, the casino license holder or Internet gaming permit holder (as applicable) is subject to a tax of 2.5% on gross casino revenue and 5% on Internet gaming gross revenue. As mandated by New Jersey law, the interest rate of the CRDA bonds purchased by the licensee is two-thirds of the average market rate for bonds available for purchase and published by a national bond index at the time of the CRDA bond issuance. As more fully described below, commencing on May 27, 2016, the effective date of the NJ PILOT Law, future IAT that have not been pledged for the payment of bonds issued by the CRDA, or any bonds issued to refund such bonds, will be allocated to the City of Atlantic City for the purposes of paying debt service on bonds issued by the City of Atlantic City.
NJ PILOT LAW
On May 27, 2016, New Jersey enacted the Casino Property Tax Stabilization Act (the "NJ PILOT Law") which will exempt Atlantic City casino gaming properties from ad valorem property taxation in exchange for an agreement to make annual payment in lieu of tax payments ("PILOT Payments") to the City of Atlantic City, make certain changes to the NJ Tourism District Law and redirect certain IAT payments to assist in the stabilization of Atlantic City finances. Under the PILOT Law, commencing in 2017 and for a period of ten (10) years, Atlantic City casino gaming properties will be required to pay a prorated share of PILOT Payments totaling $120 million based on a formula that accounts for gaming revenues, the number of hotel rooms and the square footage of each casino gaming property. Commencing in 2018 and each year thereafter, the $120 million base year aggregate payment may either increase to as high as $165 million (based upon industry gross gaming revenue ("GGR") of between $3.0 billion and $3.4 billion) or decrease to a low of $90 million (based upon industry GGR less than $1.8 billion) and further taking into account certain non-GGR revenue streams, with the base year $120 million industry GGR set at between $2.2 billion and $2.6 billion. In years in which the industry PILOT Payments do not increase based upon an increase in GGR above the base year or other bracketed amounts, PILOT Payments will increase 2%.
The NJ PILOT Law also provides for the abolishment of the ACA effective as of January 1, 2015 and redirection of the $30 million in ACA funds paid by the casinos for 2015 and accrued in 2016 under the Tourism District Law to the State of New Jersey for Atlantic City fiscal relief and further payments of $15 million in 2017, $10 million in 2018 and $5 million for each year between 2019 and 2023 to Atlantic City upon review of and approval or disapproval (as the case may be) of a financial plan submitted by Atlantic City, setting forth specific actions to be taken to improve its financial condition.
In addition, the NJ PILOT Law also provides for IAT payments made by the casino operators since the effective date of the NJ PILOT Law, which were previously deposited with the CRDA and which have not been pledged for the payment of bonds issued by the CRDA , or any bonds issued to refund such bonds, to be allocated to the State of New Jersey for purposes of paying debt service on bonds previously issued by Atlantic City.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015. In its objection to Wimar and CSC's motions for summary judgment, the Company disputed the administrative expense and/or priority status of certain amounts claimed and also contended that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established by the bankruptcy reorganization plan, against CSC and Wimar.
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
UNITE HERE
On June 30, 2016, a tentative agreement was reached between UNITE HERE Local 54 and Tropicana AC on a new collective bargaining agreement to extend through February 29, 2020. The terms of the new collective bargaining agreement were ratified by UNITE HERE Local 54 membership on July 14, 2016, and the agreement is pending finalization by the parties.
Litigation in General
The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.
NOTE 14—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 25,981,776 and 26,312,500 shares were issued and outstanding as of September 30, 2016 and December 31, 2015, respectively. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
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
During March 2016, we repurchased 221,578 shares of our stock under the Stock Repurchase Program. Under the same Stock Repurchase Program the Company repurchased 29,146 and 80,000 shares in August 2016 and September 2016,

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

respectively. In all instances, the repurchased shares were subsequently retired. As of the date of this report, there have not been any subsequent repurchases of stock under the Stock Repurchase Program.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of September 30, 2016 and December 31, 2015. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Significant Ownership
At September 30, 2016, Mr. Icahn indirectly controlled approximately 68.75% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
NOTE 16—INCOME TAXES
Effective Tax Rate
The Company's effective income tax rates for the three months ended September 30, 2016 and 2015 were 39.4% and 40.8%, respectively. The Company's effective income tax rates for the nine months ended September 30, 2016 and 2015 were 39.7% and 40.9%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rates for the three and nine months ended September 30, 2016 and 2015 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

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

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income before income taxes for the three months ended September 30, 2016 and 2015 (in thousands, unaudited):

	Three months ended September 30,
	2016	2015
Net revenues:
East	$104,040	$96,256
Central	71,371	72,594
West	30,650	27,817
South and other	23,712	22,281
Corporate	1,250	—
Total net revenues	$231,023	$218,948
Operating income (loss):
East	$20,228	$21,193
Central	10,464	10,026
West	5,495	3,708
South and other	672	394
Corporate	(3,002)	(4,224)
Total operating income	$33,857	$31,097
Reconciliation of operating income to income before income taxes:
Operating income	$33,857	$31,097
Interest expense	(3,122)	(3,211)
Interest income	156	133
Predecessor claim settlement	3,100	—
Income before income taxes	$33,991	$28,019

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income before income taxes for the nine months ended September 30, 2016 and 2015 (in thousands, unaudited):

	Nine months ended September 30,
	2016	2015
Net revenues:
East	$260,712	$247,046
Central	221,359	216,406
West	84,976	79,461
South and other	74,335	72,408
Corporate	2,333	—
Total net revenues	$643,715	$615,321
Operating income (loss):
East	$19,630	$29,114
Central	37,933	31,776
West	12,016	9,171
South and other	6,297	6,489
Corporate	(11,364)	(12,391)
Total operating income	$64,512	$64,159
Reconciliation of operating income to income before income taxes:
Operating income	$64,512	$64,159
Interest expense	(9,571)	(9,139)
Interest income	507	443
Predecessor claim settlement	3,100	—
Income before income taxes	$58,548	$55,463

Assets by segment:	September 30, 2016	December 31, 2015
East	$586,763	$550,622
Central	400,845	397,309
West	130,131	136,508
South and other	125,703	125,776
Corporate	118,420	99,134
Total assets	$1,361,862	$1,309,349

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
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one casino resort development located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of September 30, 2016, our properties collectively included approximately 392,000 square feet of gaming space with approximately 7,900 slot machines, approximately 300 table games and approximately 5,500 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South and other. As of September 30, 2016, our operations by region include the following:

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

The Company, through its wholly-owned subsidiary, TEI Management Services LLC, also manages the Trump Taj Mahal Casino Hotel ("Taj Mahal") in Atlantic City (which discontinued its operation as a casino hotel on October 10, 2016), and, through an agreement with its wholly-owned subsidiary, TropWorld Games LLC, operates an online social gaming site. The operating results of all other subsidiaries of the Company are reported under the heading of "Corporate" as they have been determined to not meet the aggregation criteria as separately reportable segments.
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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Atlantic City Market. Although competitive pressures in Atlantic City have stabilized somewhat with the closure of four casino properties in 2014 and the closure of the Taj Mahal on October 10, 2016, competition from the regional markets continues to adversely affect the Atlantic City market. In addition, a voter referendum in November 2016 to authorize up to two casinos in northern New Jersey, if approved, could have a material adverse impact on the Atlantic City market over the longer term. Further, continuing uncertainty about the City of Atlantic City's ability to fund ongoing operating costs and maintain existing operations may affect the Atlantic City casino market and Tropicana AC in the coming months. Based on market data, the Atlantic City market experienced period over period increases in gross casino win (including internet gaming revenue) of 0.2% and 1.6% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods of 2015. However, excluding internet gaming revenue, the Atlantic City gaming market posted declines for the three and nine months ended September 30, 2016 as compared to the same periods of 2015.

•
Table games hold percentages. Casino revenues can vary because of table games hold percentages and differences in the odds for different table games. A variety of factors may impact table games hold, including variances in the amount of high end play. For the three and nine months ended September 30, 2016, the Company's total table games hold of 19.2% and 18.8%, respectively, reflected increases of 3.6 and 2.3 percentage points compared to the prior year, which contributed to increased table game revenues. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "New Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "New Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the New Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the New Term Loan Facility accrue interest at a floating rate which was 4.00% as of September 30, 2016. A portion of the net proceeds from the New Term Loan Facility was used to repay in full the amounts outstanding under the existing Term Loan Facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest.

Our interest expense was $9.6 million and $9.1 million for the nine months ended September 30, 2016 and 2015, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.8 million for each of the nine months ended September 30, 2016 and 2015, offset by approximately $0.1 million and $0.6 million of capitalized interest in the nine months ended September 30, 2016 and 2015, respectively.

•
Predecessor related gain settlement. In July 2016, the Bankruptcy Court approved a settlement agreement related to the Predecessors, which resulted in the Company receiving a payment of $3.1 million related to certain professional fees previously paid by the Company. This amount was recognized as a one time gain on the Company's condensed consolidated statements of income for the three and nine months ended September 30, 2016.

•
Cost Efficiencies.  As a result of economic conditions, we continue to focus on areas where we may institute efficiency initiatives which may result in cost savings. In the past, these cost saving initiatives have included decreased payroll and benefits expense related to our company-sponsored health insurance plans.

Three months ended September 30, 2016 compared to three months ended September 30, 2015
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended September 30,
	2016	2015
Net revenues:
East	$104,040	$96,256
Central	71,371	72,594
West	30,650	27,817
South and other	23,712	22,281
Corporate	1,250	—
Total net revenues	$231,023	$218,948
Operating income (loss):
East	$20,228	$21,193
Central	10,464	10,026
West	5,495	3,708
South and other	672	394
Corporate	(3,002)	(4,224)
Total operating income	$33,857	$31,097
Operating income margin(a):
East	19.4%	22.0%
Central	14.7%	13.8%
West	17.9%	13.3%
South and other	2.8%	1.8%
Total operating income margin	14.7%	14.2%
(a)Operating income margin is operating income as a percentage of net revenues.
The following table presents detail of our net revenues (in thousands):

	Three months ended September 30,
	2016	2015
Revenues:
Casino	$176,960	$168,977
Room	39,701	37,238
Food and beverage	28,902	28,860
Other	9,619	7,646
Gross revenues	255,182	242,721
Less promotional allowances	(24,159)	(23,773)
Net revenues	$231,023	$218,948

Net Revenues
In the East region, net revenues were $104.0 million for the three months ended September 30, 2016, an increase of $7.8 million, or 8.1%, when compared to the three months ended September 30, 2015. Tropicana AC's net revenues comprise approximately 45% and 44% of the Company's total net revenues for the three months ended September 30, 2016 and 2015, respectively. Tropicana AC's gross casino win for the three months ended September 30, 2016 increased 9.3% over the three months ended September 30, 2015. Comparatively, there was a 1.6% decline in gaming revenues (excluding internet gaming revenue) in the total Atlantic City market, as reported, for the third quarter of 2016 in comparison to the same period of 2015. Gaming volumes at Tropicana AC reflected increases during the third quarter of 2016 compared to the comparable prior year period, including a 6.2% increase in table drop and a 5.0% increase in slot handle. In addition, the table hold for the three months ended September 30, 2016 was 17.8%, compared to 13.6% in the same period of 2015; when combined with the increased volume, this resulted in a 39.0% increase in table games revenue at Tropicana AC for the third quarter of 2016 as compared to the same period of 2015. In addition, Tropicana AC's slot revenues increased 3.2% during the third quarter of 2016 over the third quarter of 2015, and internet gaming revenues in the third quarter of 2016 increased 17.8% over the same period of 2015. Tropicana AC completed a capital improvement project during the second quarter of 2016, which included renovation of hotel rooms in its Havana Tower, a new high end slot area on the casino floor, a new hair salon and a new promotional area for its TropAdvantage player's club. The hotel occupancy and average daily room rate was 90% and $108, respectively, for the three months ended September 30, 2016, compared to 91% and $103, respectively, for the three months ended September 30, 2015.
In the Central region, net revenues were $71.4 million for the three months ended September 30, 2016, a decrease of $1.2 million from the three months ended September 30, 2015. Table games revenues at Lumière Place for the three months ended September 30, 2016 increased 35.4% over the prior year period, primarily due to a favorable table games hold of 22.1% in the third quarter of 2016 compared to 16.7% in the third quarter of 2015, combined with a 2.3% increase in table volume during the period. However, slot volumes at Lumière Place declined 11.2% in the third quarter of 2016 from the prior year period, which, though Lumière Place experienced a slightly higher slot hold, resulted in a 9.3% decline in slot revenue during the third quarter of 2016 as compared with the same period of the prior year. Gaming volumes at Lumière Place were impacted by a room renovation project and casino floor reconfiguration which commenced during the third quarter of 2016, which resulted in approximately half of the Hotel Lumière rooms being taken temporarily out of service. Casino revenues at Tropicana Evansville increased 2.9% during the three months ended September 30, 2016 as compared to the prior year period, resulting from a 4.0% increase in slot revenues, partially offset by a 4.3% decrease in table games revenue during the period. The increased slot revenues in Evansville primarily resulted from higher slot volumes, as slot handle increased 3.4% over the prior year period. The occupancy rate for the three months ended September 30, 2016 in the Central Region was 85%, compared to 81% in the third quarter of 2015, while the average daily room rate was $152 for the three months ended September 30, 2016, compared to $139 for the three months ended September 30, 2015. The room renovation project at Lumière Place impacted hotel revenues during the quarter, which declined 7.1% from the third quarter of 2015.
In the West region, net revenues were $30.7 million for the three months ended September 30, 2016, an increase of $2.8 million, or 10.2%, compared to the three months ended September 30, 2015. Increases in gaming revenues at both Tropicana Laughlin and MontBleu were driven by higher gaming volumes, with a 6.1% increase in slot handle in the region during the third quarter of 2016 over the same period of 2015 and a 6.4% increase in table games drop during the period. In addition, the table games hold in the West region increased during the quarter, to 20.3% from 16.2% from the prior year quarter. The improvement in volumes at MontBleu is attributable in part to property renovations that were completed in late 2015. In addition, the gaming markets for both properties in the West region have reported revenue growth over 2015, which may be attributable to generally lower gas prices prompting increased tourism travel in this region; the most recently available data for the two months ended August 31, 2016 shows a 23.0% increase in gaming win in the South Lake Tahoe market, as well as a 1.3% increase in gaming win in the Laughlin market. In addition to improvements in gaming revenue, hotel, food and beverage and other non-gaming revenues in the West region increased 13.3% for the third quarter of 2016 compared to the same period of 2015. The average daily room rate for the West region was $59 for the three months ended September 30, 2016, compared to $58 for the comparable prior year period. The occupancy rate in the West region was 67% for the three months ended September 30, 2016, as compared to 58% occupancy for the three months ended September 30, 2015.
In the South and other region, net revenues were $23.7 million for the three months ended September 30, 2016, an increase of $1.4 million, or 6.4%, compared to the three months ended September 30, 2015. Casino revenues for the South and other region increased 1.2% in the three months ended September 30, 2016, compared to the prior year period. At Tropicana Greenville, casino revenues increased 2.2% for the three months ended September 30, 2016 compared to the prior year period, driven primarily by a 6.2% increase in slot handle and a 3.2% increase in table games drop. In Baton Rouge, revenues in July and August were negatively impacted by civil unrest resulting from a police shooting and subsequent retaliatory shooting of police officers, and further impacted by flooding rains which impacted over 40,000 residents of the area. However, the subsequent influx of federal aid workers and building contractors into the area in response to the flooding positively impacted gaming and non-gaming revenues in late August and September. Although table game drop at the Belle of Baton Rouge declined 12.6% in the third quarter of 2016 compared to the same period of 2015, slot handle increased by 1.1% during the period. Tropicana Aruba's casino volume increased during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of aggressive marketing efforts during the quarter, reflected in a $2.4 million, or 80.0% increase in slot handle and a 32.2% increase in table games drop during the period. During the third quarter of 2016, Tropicana Aruba recorded $0.7 million of time share sales, compared to less than $0.1 million of sales in the same period of 2015, when time share sales commenced. The occupancy rate at our properties in the South and other region was 87% for the three months ended September 30, 2016 compared to 71% for the same period of 2015. The average daily room rate for the South and other region was $69 and $70 for the three months ended September 30, 2016 and 2015, respectively.

Net revenues for Tropicana Entertainment Corporate division represents the management fee earned as a result of our management of the Taj Mahal.
Operating Income
In the East region, Tropicana AC reported an operating income for the three months ended September 30, 2016 of $20.2 million, a $1.0 million decrease compared to $21.2 million of operating income in the three months ended September 30, 2015. The decline in operating results in the East region was due to higher operating expenses associated with the increase in business volumes, including increases in payroll costs, gaming taxes and advertising and promotional costs, as well as a $1.5 million increase in expense associated with the reserve for the CRDA deposits over the prior year period, and a $2.9 million increase in real estate tax expense over the prior year as a result of a $5.4 million decrease in the third quarter of 2015 resulting from a lower than expected tax increase.
In the Central region, the operating income for the three months ended September 30, 2016 was $10.5 million, a $0.4 million increase over the three months ended September 30, 2015. Although revenues in the Central region reflected a decline for the third quarter of 2016 as compared to the third quarter of 2015, reductions in operating expenses, combined with a $1.6 million decrease in depreciation expense, primarily at Lumière Place as assets have been fully depreciated, more than offset the decline in revenue for the period.
In the West region, the operating income for the three months ended September 30, 2016 was $5.5 million, a $1.8 million increase compared to the three months ended September 30, 2015. The increase is mainly attributable to the improvement in revenues as previously discussed, partially offset by increased depreciation expense as a result of the completion of the capital improvement project at MontBleu and other operating expense increases as a result of the increased revenues and business volumes.
In the South and other region, operating income for the three months ended September 30, 2016 was $0.7 million, an increase of $0.3 million over the operating income for the three months ended September 30, 2015. Although net revenue in the region increased $1.4 million over the third quarter of 2015, increased costs associated with accounting for time share sales at Tropicana Aruba, combined with a bad debt reserve of $0.7 million at that property for furniture and equipment that was ordered but never delivered, contributed to lowering the increase in operating results in this region.
The Corporate operating loss, which includes the results of all other subsidiaries of the Company, was $3.0 million for the three months ended September 30, 2016, reflecting improvement over the three months ended September 30, 2015 primarily due to the recognition $1.3 million of revenue during the third quarter of 2016 related to the TEI Management Services LLC agreement to manage the Taj Mahal Casino Hotel.
Interest Expense
Interest expense for the three months ended September 30, 2016 and 2015 was $3.1 million and $3.2 million, respectively. The interest expense on our New Term Loan Facility accrues at a floating rate, which was 4.0% per annum as of September 30, 2016. Cash paid for interest, net of interest capitalized, was $2.9 million for each of the three months ended September 30, 2016 and 2015.
Income Taxes
Income tax expense was $13.4 million and $11.4 million, respectively, for the three months ended September 30, 2016 and 2015 and our effective income tax rate was 39.4% and 40.8%, respectively. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended September 30, 2016 and 2015 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.
Predecessor Claim Settlement
In July 2016, the Bankruptcy Court approved a settlement agreement related to the Predecessors, which resulted in the Company receiving a payment of $3.1 million related to certain professional fees previously paid by the Company. This amount was recognized as a one time gain for the three months ended September 30, 2016.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Nine months ended September 30,
	2016	2015
Net revenues:
East	$260,712	$247,046
Central	221,359	216,406
West	84,976	79,461
South and other	74,335	72,408
Corporate	2,333	—
Total net revenues	$643,715	$615,321
Operating income (loss):
East	$19,630	$29,114
Central	37,933	31,776
West	12,016	9,171
South and other	6,297	6,489
Corporate	(11,364)	(12,391)
Total operating income	$64,512	$64,159
Operating income margin(a):
East	7.5%	11.8%
Central	17.1%	14.7%
West	14.1%	11.5%
South and other	8.5%	9.0%
Total operating income margin	10.0%	10.4%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Nine months ended September 30,
	2016	2015
Revenues:
Casino	$504,026	$485,419
Room	100,292	93,675
Food and beverage	82,358	80,783
Other	25,286	21,719
Gross revenues	711,962	681,596
Less promotional allowances	(68,247)	(66,275)
Net revenues	$643,715	$615,321
Net Revenues
In the East region, net revenues were $260.7 million for the nine months ended September 30, 2016, an increase of $13.7 million, or 5.5%, when compared to the nine months ended September 30, 2015. Based on published market data, the Atlantic City market experienced a year-over-year decline in gross casino win (excluding internet gaming win) of 0.2% in the nine months ended September 30, 2016. At Tropicana AC, total gross casino win increased 5.9% during the nine months ended September 30, 2016 over the same period of 2015. The increase at Tropicana AC was driven by a 4.1% increase in slot handle, combined with a 6.0% increase in table game drop and a 1.8 percentage point increase in table game hold, to 16.7% in the first nine months of 2016 compared to 14.9% in the same period of 2015. As a result of the combined increase in table games drop and hold, table games revenue increased 19.0% for the year to date period ended September 30, 2016 compared to the same period of 2015. Internet gaming revenue also increased 18.4% in the first nine months of 2016 compared to the first nine months of 2015. Tropicana AC completed a renovation project during the second quarter of 2016, which included renovation of hotel rooms in its Havana Tower, a new high end slot area on the casino floor, a new hair salon and a new promotional area. The average daily room rate was $93 and $92 for the nine months ended September 30, 2016 and 2015, respectively. The occupancy rate increased to 82% for the nine months ended September 30, 2016 compared to 81% for the nine months ended September 30, 2015. Other non-gaming revenues, including food and beverage, entertainment and retail, all posted increases in the nine months ended September 30, 2016 over the same period of the prior year due to increased customer volumes throughout the property, due in part to another major renovation project that was completed in mid-2015, which included hotel room and casino floor renovations, boardwalk facade renovations and the opening of a new fitness center.
In the Central region, net revenues were $221.4 million for the nine months ended September 30, 2016, an increase of $5.0 million, as compared to the nine months ended September 30, 2015. Net revenues in 2016 were boosted early in the year with mild winter weather and low gas prices contributing to strong customer visitation levels. At Tropicana Evansville, casino revenues increased 7.4% for the first nine months of 2016 over the same period of 2015, due in part to increases in marketing reinvestment strategies aimed at increasing customer volumes. Slot handle at Tropicana Evansville for the first nine months of 2016 increased 4.9% over the same period of the prior year, while table games drop also increased during the period, by 8.6% over the comparable prior year period. In addition, the table games hold at Tropicana Evansville increased to 23.6% in the first nine months of 2016, compared to 21.1% in the same period of 2015, contributing to the 21.3% increase in table games revenue during the period. At Lumière Place, aggressive marketing efforts in the first nine months of 2016 aimed at increasing customer volumes contributed to a 4.5% increase in table games drop over the first nine months of 2015; when combined with more favorable table games hold percentages, this resulted in a 21.6% increase in table game revenues. However, a decrease in slot revenues at Lumière Place during the same period partially offset the higher table games revenue, and factoring in higher promotional and free play costs, total net casino revenues for the nine months ended September 30, 2016 increased a slight 0.3% over the same period of 2015. The occupancy rate in the Central region for the nine months ended September 30, 2016 was 80%, compared to 79% in the nine months ended September 30, 2015. The average daily room rate in the region was $140 and $135 for the nine months ended September 30, 2016 and 2015, respectively.
In the West region, net revenues were $85.0 million for the nine months ended September 30, 2016, an increase of $5.5 million, compared to the nine months ended September 30, 2015. The increase was driven by improved results at MontBleu, where a hotel guest room and public area renovation project was completed in late 2015. At MontBleu, total casino revenues for the first nine months of 2016 increased 11.0% over the same period of 2015, driven by a 5.2% increase in table volume combined with a 4.8 percentage point increase in table hold, which resulted in a 36.5% increase in table games revenue. In addition, slot revenue at MontBleu increased 5.4% over the first nine months of 2015, and hotel revenue increased $2.4 million as a result of the completion of the room renovation project; total net revenue at MontBleu increased 14.3% in the first nine months of 2016 compared to the same period of 2015. At Tropicana Laughlin, table games revenue for the first nine months of 2016 increased 23.0% over the prior year period as a result of an 8.2% increase in table games drop combined with a 2.6 percentage point increase in table games hold. Slot revenues at Tropicana Laughlin declined a slight 0.2% in the first nine months of 2016 compared to the same period of 2015 due to a 1.5% decrease in slot volumes. However, the improvement in table games revenue, combined with increases in hotel and food and beverage revenues, offset the decline in slot revenues, and as a result, total net revenues at Tropicana Laughlin increased 2.8% for the nine months ended September 30, 2016 compared to the same period of the prior year. The average daily room rate for the West region was $55 for the nine months ended September 30, 2016 compared to $50 for the nine months ended September 30, 2015. The occupancy rate for the nine months ended September 30, 2016 and 2015 at our properties in the West region was 60% and 59%, respectively.
In the South and other region, net revenues were $74.3 million for the nine months ended September 30, 2016, a $1.9 million increase over the nine months ended September 30, 2015. Increases in casino volumes at Tropicana Greenville and Tropicana Aruba were offset by declines in casino volumes at the Belle of Baton Rouge, where the local economy has been impacted by lower oil and gas prices, and further impacted by civil unrest and flooding in the first part of the third quarter of 2016. An increase in the table games hold percentage in the South and other region, to 18.4% in the first nine months of 2016, compared to 17.1% in the same period of 2015, partially offset the decline in table games volume, resulting in a 5.4% decline in table games revenue for the year to date period ended September 30, 2016 in the region. Non-gaming revenues at Tropicana Aruba also increased, driven primarily by $2.3 million in time share sales in the first nine months of 2016. The hotel occupancy rate at our properties in the South and other region was 78% and 71% for the nine months ended September 30, 2016 and 2015, respectively, while the average daily room rate for the South and other region was $76 and $78 for the nine months ended September 30, 2016 and 2015, respectively.
Net revenues for Tropicana Entertainment Corporate division of $2.3 million represents the management fee earned as a result of our management of the Taj Mahal.
Operating Income
In the East region, although net revenues increased 5.5% for the first nine months of 2016 over the same period of 2015, increased expenses resulted in an operating income for the nine months ended September 30, 2016 of $19.6 million, compared to operating income of $29.1 million for the first nine months of 2015. The increase in expenses for the nine months ended September 30, 2016 from the prior year period was primarily the result of an $9.7 million increase in expenses associated with the reserves for CRDA deposits over the prior year period, as well as higher payroll costs, gaming taxes and advertising and promotional expenses associated with the increased casino volumes, and a $4.8 million increase in depreciation expense resulting from the capital improvements projects that were completed in mid-2015 and early 2016.
In the Central region, the operating income for the nine months ended September 30, 2016 was $37.9 million, a $6.2 million improvement over the nine months ended September 30, 2015, driven primarily by the increase in net revenues at both Tropicana Evansville and Lumière Place, as previously discussed. In addition, depreciation expense in the Central region for the first nine months of 2016 declined $3.3 million from the same period of 2015, partially offset by increases in gaming taxes and marketing and promotional expenses during the period, associated with the increased casino volumes.
In the West region, the operating income for the nine months ended September 30, 2016 was $12.0 million, a $2.8 million increase compared to the nine months ended September 30, 2015. The improvement in operating income in the West region was driven by the increase in net revenues, as discussed previously, partially offset by $1.6 million increase in depreciation expense resulting from the completion of the capital improvements at MontBleu in 2015.
In the South and other region, operating income for the nine months ended September 30, 2016 was $6.3 million, a $0.2 million decrease compared to the nine months ended September 30, 2015. Although net revenues in this region increased by 2.7% over the prior year period, increased costs associated with accounting for time share sales at Tropicana Aruba, combined with a bad debt reserve of $0.7 million at that property for furniture and equipment that was ordered but never delivered, contributed to the decrease in operating results in this region.
The Corporate operating loss, which includes the results of all other subsidiaries of the Company, was $11.4 million for the nine months ended September 30, 2016, compared to an operating loss of $12.4 million for the nine months ended September 30, 2015, primarily due to the recognition of $2.3 million of income resulting from the TEI Management Services LLC agreement to manage the Trump Taj Mahal Casino Hotel.
Interest Expense
Interest expense for the nine months ended September 30, 2016 and 2015 was $9.6 million and $9.1 million, respectively. The interest expense for the nine months ended September 30, 2016 increased compared to the prior year period primarily due to a higher amount of interest capitalized in 2015 related to ongoing construction projects. Interest on our New Term Loan Facility accrues at a floating rate, which was 4.0% per annum as of September 30, 2016. Cash paid for interest, net of interest capitalized, was $8.9 million and $8.5 million for the nine months ended September 30, 2016 and 2015, respectively, reflecting a variance related to the higher capitalization of interest in 2015. Interest expense also includes approximately $0.8 million of amortization of debt issuance costs and discounts for each of the nine months ended September 30, 2016 and 2015, respectively.
Income Taxes
Income tax expense was $23.2 million and $22.7 million for the nine months ended September 30, 2016 and 2015, respectively, and the Company's effective income tax rates were 39.7% and 40.9%, respectively. The difference between the federal statutory rate of 35% and the effective tax rates for the nine months ended September 30, 2016 and September 30, 2015 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.
Predecessor Claim Settlement
In July 2016, the Bankruptcy Court approved a settlement agreement related to the Predecessors, which resulted in the Company receiving a payment of $3.1 million related to certain professional fees previously paid by the Company. This amount was recognized as a one time gain for the nine months ended September 30, 2016.
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
Our material cash requirements for our existing properties for 2016 are expected to include (i) principal and interest payments related to our New Term Loan Facility of $3.0 million and $11.9 million, respectively, (ii) maintenance capital expenditures expected to be approximately $62 million, (iii) growth capital expenditures expected to be approximately $28 million, (iv) expenditures related to the Company's $50 million commitment to develop a landside gaming facility at Tropicana Evansville, estimated to be approximately $25 million in 2016, and (iv) minimum lease payments under our operating leases of approximately $9.9 million. Except for the commitment to spend $50 million of capital renovation at Tropicana Evansville required by the Sixth Amendment, the majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.
The following table summarizes our cash flows (in thousands):

	Nine months ended September 30,
	2016	2015
Cash Flow Information:
Net cash provided by operating activities	$106,968	$97,110
Net cash used in investing activities	(50,374)	(69,167)
Net cash used by financing activities	(306)	(554)
Net increase (decrease) in cash and cash equivalents	$56,288	$27,389
During the nine months ended September 30, 2016, our operating activities provided $107.0 million in cash. Cash paid for interest, net of interest capitalized, was $8.9 million and $8.5 million for the nine months ended September 30, 2016 and 2015, respectively. This variance primarily relates to the capitalization of interest in 2015. Net cash provided by operating activities for the nine months ended September 30, 2016 improved over the prior year period primarily due to improved cash from operations after the elimination of non-cash expenses such as depreciation, amortization and changes in investment reserves.
During the nine months ended September 30, 2016, our investing activities used $50.4 million in cash. Net cash used in investing activities primarily consisted of $49.1 million for capital expenditures and $5.1 million of restricted cash, partially offset by $3.0 million of Approved CRDA Project Fund reimbursements received and proceeds from the cancellation of the Ruby Seven preferred stock. Net cash used in investing activities during the nine months ended September 30, 2015 consisted primarily of $77.4 million for capital expenditures, partially offset by $9.9 million of Approved CRDA Project Fund reimbursements received. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.
During the nine months ended September 30, 2016, our financing activities used $0.3 million in cash. Net cash used by financing activities for the nine months ended September 30, 2016 primarily consisted of the buy back of the Company's common stock under the Stock Repurchase Program, as further described below, and principal payments on the New Term Loan Facility, offset by the proceeds of $7.6 million previously classified as restricted cash for certain bankruptcy-related professional fee liabilities. Net cash used by financing activities for the nine months ended September 30, 2015 primarily consisted of principal payments on the New Term Loan Facility offset by proceeds previously classified as restricted cash.
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

The New Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of September 30, 2016, the interest rate on the New Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

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

Our interest expense for the nine months ended September 30, 2016 and 2015 was $9.6 million and $9.1 million, respectively, which includes $0.8 million of amortization of the related debt discounts and debt issuance costs for each of the nine months ended September 30, 2016 and 2015.

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

During March 2016, we repurchased 221,578 shares of our stock under the Stock Repurchase Program. During the third quarter of 2016, an additional 109,146 shares of our stock were repurchased under the Stock Repurchase Program. The repurchased shares were subsequently retired. As of the date of this report, there have not been any subsequent repurchases of stock under the Stock Repurchase Program.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the nine months ended September 30, 2016 compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our New Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of September 30, 2016, assuming a 1% increase over the 4.0% minimum interest rate specified in our New Term Loan Facility, our annual interest cost would increase by approximately $2.9 million.
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of September 30, 2016. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 includes a discussion of our risk factors. There have been no material changes to our risk factors during the nine months ended September 30, 2016 as compared to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. PURCHASE OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended September 30, 2016:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
July 1, 2016 through July 31, 2016	—	—	—	$46,455
August 1, 2016 through August 31, 2016	29,146	$18.50	29,146	$45,915
September 1, 2016 through September 30, 2016	80,000	$19.15	80,000	$44,383

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

TROPICANA ENTERTAINMENT INC.

Date:	November 1, 2016	By:	/s/ THERESA GLEBOCKI
		Name:	Theresa Glebocki
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)