Form 10-K
period 2016-12-31
Tropicana Entertainment Inc.
filed 2017-02-24
CIK 1476246

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of the common stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $160.5 million based on the closing sales price of $19.50 per share of such stock on the OTCQB Market on June 30, 2016. As of February 23, 2017, there were 24,634,512 shares of the Registrant's common stock, $0.01 par value per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our operating or other strategic plans, including our management of the Taj Mahal (which was closed in October 2016), our competition (including online gaming), financing, revenues, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our Credit Facilities (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months; our required capital expenditures pursuant to agreements we are party to, such as the landside construction project at Tropicana Evansville, and our anticipated capital expenditures, including our use of our CRDA project funds, estimated asset and liability values; risk of counterparty nonperformance; our legal strategies and the potential effect of pending legal claims on our business and financial condition; and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. In some situations, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

PART I
ITEM 1.    BUSINESS.
Unless the context indicates otherwise, or unless specifically stated otherwise, references to the "Company," "TEI," "we," "our" and "us" refer to Tropicana Entertainment Inc. and its subsidiaries.
Introduction
We are an owner and operator of regional casino and entertainment properties located in the United States and one hotel, timeshare and casino resort property located on the island of Aruba. We also provide management services to the Taj Mahal Casino Hotel property in Atlantic City ("Taj Mahal"), which is a related party to the Company, that was closed in October 2016. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market.
The following chart summarizes certain features of our properties as of December 31, 2016:

Name	Location	Casino Square Footage	Slot Machines (a)	Table Games (b)	Hotel Rooms
East
Tropicana AC	Atlantic City, NJ	124,800	2,291	110	2,047
Central
Tropicana Evansville	Evansville, IN	38,400	1,040	30	339
Lumière Place	St. Louis, MO	75,000	1,598	50	494
West
Tropicana Laughlin	Laughlin, NV	53,700	969	18	1,487
MontBleu	South Lake Tahoe, NV	45,000	489	28	438
South
Belle of Baton Rouge	Baton Rouge, LA	28,500	777	14	288
Tropicana Greenville	Greenville, MS	22,800	610	12	40
Tropicana Aruba	Palm Beach, Aruba	4,000	130	5	362
		392,200	7,904	267	5,495
______________________________________________________________________________

(a)	Includes slot machines, video poker machines and other electronic gaming devices.

(b)	Includes blackjack ("21"), craps, roulette and other table games; does not include poker tables.
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
Diversity in Geography and Product Offerings.    We operate both land-based and dockside gaming facilities in several of the largest commercial gaming markets in the United States. In addition, we currently operate a small casino at our resort property on the Caribbean island of Aruba. Because our facilities are geographically diversified, we are not subject to reliance on any single gaming market, which we believe mitigates the impact of potential market cycles. The majority of our gaming facilities offer multi-denominational, state-of-the-art slot machines as well as a full range of table games and betting minimums and limits, catering to a wide range of potential customers. We also offer internet gaming to our customers located within New Jersey. Our casino properties include hotel rooms, which both diversifies our revenue base and helps extend the average length of our patrons' stays at our facilities. We also offer timeshare intervals for sale at our Aruba property. Additionally, our customers enjoy a strong breadth of product offerings at our facilities, including restaurants, nightclubs, bars, retail stores and entertainment venues, which further diversifies our sources of revenue and offers our customers attractive non-gaming entertainment options.
The Company, through our wholly-owned subsidiary TEI Management Services LLC, also provides management services to the Taj Mahal, a related party, which closed its casino and hotel on October 10, 2016. In addition, the Company, through our wholly-owned subsidiary TropWorld Games LLC, operates an online social gaming website.
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
Committed Sponsorship.    Icahn Enterprises L.P. ("Icahn Enterprises"), the beneficial owner of approximately 72.5% of our common stock, has demonstrated a history of successfully acquiring assets and improving and enhancing such assets' operations. Its investment record is based on a long-term investment horizon that enhances business value. Our management continues to work closely with Icahn Enterprises to identify immediate and long-term strategic and operational improvements.
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
Leverage Brand Awareness and Customer Loyalty.    Tropicana is a longstanding and recognizable brand in the gaming industry. We continuously strive to identify marketing and promotion innovations that strengthen brand awareness and improve customer flow. Trop Advantage, our player loyalty card program, offers customers discounts and other benefits across our properties. We also utilize strategically targeted direct mail and social media marketing programs to enhance brand loyalty with current customers and attract new patrons to our properties.
Continue Execution of Operational Improvements and Cost Saving Opportunities.    We have implemented a number of capital investment programs and operational "best practices" aimed at growing revenue, improving margins at our properties, and reducing overhead expenses. Our analytical approach to operating our properties and in-depth research of gaming operations have allowed us to identify further cost saving opportunities across our portfolio of assets. Most of these savings do not impact customer service but rather involve a more efficient use of resources. These changes include development of a database and campaign manager system, centralizing purchasing to reduce costs, consolidating and streamlining back office operations, including utilizing third parties for certain services and reconfiguring gaming floor layouts and optimizing table game rules to increase hold and win.
Pursue Appropriate Expansion Opportunities.    Our primary focus has been the stabilization and growth of revenues in competitive gaming markets, implementation of operational improvements, the renovation of our existing properties and development of new strategic business initiatives. We also consider expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically. For example, in 2014 we acquired Lumière Place Casino and Hotels in St. Louis, Missouri ("Lumière Place") and in 2015 we launched a social gaming website, TropWorld.com, utilizing a social gaming platform developed and operated by a third party.
Properties and Segments
The Company views each casino property as an operating segment which is aggregated by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South. The operating results of all other subsidiaries of the Company, such as TEI Management Services LLC and TropWorld Games LLC, are reported under the heading of "Corporate and other," as they have been determined to not meet the aggregation criteria of separately reportable segments. The following describes each of our properties by region.

East
Tropicana AC
Tropicana Casino and Resort, Atlantic City ("Tropicana AC") is situated on a 14-acre site with approximately 660 feet of ocean frontage in Atlantic City, New Jersey. The Atlantic City market generated gaming revenues of approximately $2.5 billion in 2016. Located within driving distance from the densely populated New York-to-Washington D.C. corridor, the Atlantic City market attracts customers within a 300-mile radius, which includes approximately 48 million adults. Tropicana AC is one of the larger properties in Atlantic City featuring 2,047 hotel rooms in four towers and approximately 124,800 square feet of gaming space. In addition to the hotel rooms and gaming facilities, the property features The Quarter, a Havana-themed, Las Vegas-style, approximately 200,000 square-foot indoor entertainment and retail center, hosting several restaurants, nightclubs, shops and an IMAX theatre. Other amenities include a 2,000-seat showroom, an up-scale Disco themed nightclub, a full service spa and salon, a health club and indoor pool, a beach and pool bar and approximately 99,000 square feet of meeting and convention space. In 2016, Tropicana AC completed an approximate $20 million improvement project, which included the renovation of hotel rooms in the Havana Tower, a new high-end slot area on the casino floor, a new hair salon, a convenience store and a promotional area for our Trop Advantage players' club. Tropicana AC is currently completing construction of three new Jose Garces-themed restaurants at a projected aggregate cost of $8 million expected to open in early 2017. In 2015, we completed an approximate $35 million renovation project, which included remodeling the North hotel tower guest rooms, renovation of the casino, restaurant renovations, a new health club operated by a third party operator, new retail outlets and exterior renovations including painting and new lighting. The 2015 renovations also included a multimedia light and sound show on the boardwalk. Since November 2013, Tropicana AC has been operating continuous, 24-hour Internet gaming on its online gaming site, www.TropicanaCasino.com. Tropicana Atlantic City Online showcases a variety of slot game options and classic casino table games. Players have the opportunity to participate in community jackpots and to be rewarded with both on-property and online incentives and have the chance to participate in a variety of promotions. All participants must be 21 or older and physically located in New Jersey to play.
Central
Tropicana Evansville
Tropicana Evansville ("Tropicana Evansville") is a large casino hotel and entertainment complex, and a popular attraction in Evansville, the third largest city in the state of Indiana. The property serves customers in the tri-state region of southern Indiana, southeastern Illinois and western Kentucky and is the only full service casino within an 85-mile radius, an area with approximately 1.2 million adults. Approximately 60% of Tropicana Evansville's revenues come from customers within a 50-mile radius. The property's casino operations are located dockside on the three-deck "City of Evansville" riverboat. Across the street from the casino and directly connected to it via pedestrian bridges, we own two distinctive hotels: the Tropicana Evansville Hotel, a 243-room hotel that underwent a significant room renovation in 2012 and offers guests a restaurant, conference rooms and banquet facilities; and Le Merigot Hotel, a luxurious 96-room boutique hotel with an upscale lounge. A 44,000-square-foot pavilion adjacent to the riverboat features a fine dining restaurant, two casual dining restaurants, an entertainment lounge, gift shop, coffee shop and players' club. The District at Tropicana Evansville, a $33 million entertainment complex that opened in late 2006, currently includes a restaurant, the Le Merigot Hotel and banquet/event space, along with an additional parking lot for our Le Merigot Hotel guests. Tropicana Evansville also includes a seven-story parking garage as well as surface parking.
In July 2016, the Company commenced development of a landside gaming facility at Tropicana Evansville that is expected to open in late 2017 or early 2018. The facility will encompass 75,000 square feet of enclosed space (including approximately 45,000 square feet of casino floor, additional food and beverage outlets and back of house space), at an estimated cost of $50 million.
Lumière Place Casino
Lumière Place is located on approximately 20 acres, located in historic downtown St. Louis, Missouri near business and entertainment districts and overlooks the Mississippi River. Its location provides significant foot traffic from nearby venues, including The Dome at America's Center, a multi-purpose stadium, and convention center, which are connected to Lumière Place via a pedestrian tunnel, the Gateway Arch and Busch Stadium. In addition to the casino, the Lumière Place complex includes the 294 all-suites HoteLumière, the 200-room luxury Four Seasons Hotel St. Louis, 3 full service restaurants, retail shops, indoor pool and fitness center, full service spa and 28,000 square feet of meeting and convention space. The suites in HoteLumière are currently undergoing a major renovation project which commenced in July 2016 and is expected to be completed in early 2017, at a cost of approximately $12 million.

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
MontBleu
MontBleu Casino Resort & Spa ("MontBleu") is situated on approximately 21 acres in South Lake Tahoe, Nevada surrounded by the Sierra Nevada Mountains. The property attracts both drive-in and destination patrons, primarily from the northern California and northern Nevada markets. The area also attracts people seeking outdoor recreational activities. In addition to the casino, the property offers guests 438 hotel rooms, a choice of three restaurants and various non-gaming amenities, including retail shops, two nightclubs, a 1,300-seat showroom, approximately 14,000 square feet of meeting and convention space, a parking garage, a full service health spa and workout area, an indoor heated lagoon-style pool with whirlpool and a 110-seat wedding chapel. An approximate $25 million property renovation project was completed in December 2015, which included remodeling of the guest rooms and most of the public areas of the property including the casino, lobby, theater, convention center, sports bar and sports book and exterior of the building.
South
Tropicana Greenville
Trop Casino Greenville ("Tropicana Greenville"), located in Greenville, Mississippi is a dockside gaming facility with slot machines and table games, two restaurants, a bar and 734 onsite parking spaces. In October 2014 we completed an expansion project consisting of approximately 12,000 square feet of gaming space, additional parking spaces and a new restaurant. The property also leases and operates the Greenville Inn & Suites, a 40-room suite hotel located less than a mile from the casino, and offers free shuttle service to and from Tropicana Greenville. The Greenville Inn & Suites are currently being renovated, with twenty of the suites to be completed in early 2017 at a cost of approximately $1.4 million.
Tropicana Greenville along with another land-based casino, are currently the only gaming facilities in the Greenville market. The property draws customers primarily from the local market and to some extent from the Little Rock, Vicksburg and Tunica markets.
Belle of Baton Rouge
Belle of Baton Rouge Casino & Hotel ("Belle of Baton Rouge") is a dockside riverboat situated on approximately 23 acres on the Mississippi River in the downtown historic district of Baton Rouge, across from the River Center, a 70,000-square-foot convention center. The three-deck, dockside riverboat casino is one of three casino facilities in the Baton Rouge market. Baton Rouge is located 75 miles north of New Orleans and is the largest city in Louisiana. Over 90% of the Belle of Baton Rouge customer base resides within a 50-mile radius of the property. Non-gaming amenities include 288 hotel rooms, 25,000 square feet of meeting space, an outdoor pool, a fitness center, one restaurant, a deli, a buffet, an entertainment venue inside a 56,000-square-foot glass atrium that also encloses a lush tropical lobby and two parking garages with 803 parking spaces.
Tropicana Aruba
Tropicana Aruba Resort & Casino ("Tropicana Aruba") is a hotel, timeshare and casino resort in Palm Beach, Aruba, that consists of 362 timeshare and rental units, and also includes a 4,000-square-foot casino that was renovated in late 2014, two pools, a fitness center and a beach tennis facility located on approximately 14 acres near Eagle Beach. The Company recently completed a $5.3 million renovation project, consisting of 74 fully remodeled rooms that are intended for use as timeshare units, including a model room, a sales center and a new access road to the property improving our guest arrival process. The newly renovated rooms are also utilized as hotel rooms when not occupied as a timeshare interval. The Company began selling timeshare intervals at the property in late 2015.

Our Equity Owners
As of December 31, 2016, Icahn Enterprises was the beneficial owner of approximately 72.5% of the Company's Common Stock. Icahn Enterprises is a diversified holding company that owns subsidiaries engaged in a variety of businesses including investment management, automotive, gaming, metals, real estate, home fashion, railcar, energy and food packaging. Icahn Enterprises is publicly listed on the NASDAQ Global Select Market (ticker: "IEP"). Carl C. Icahn, who is the chairman of our board of directors, is also the chairman of the board of directors of the general partner of Icahn Enterprises.
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
Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which we acquired the Predecessors in exchange for (i) the issuance of 12,098,053 shares of our common stock, $0.01 par value per share ("Common Stock") and warrants to purchase an additional 3,750,000 shares of Common Stock (the "Ordinary Warrants") and (ii) the issuance of new debt, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of our Common Stock at $0.01 per share (the "Penny Warrants" and, together with the Ordinary Warrants, the "Warrants"). As a result of the reorganization we applied fresh-start reporting. Additionally, on the Effective Date, certain of our subsidiaries acquired Tropicana AC, and the lenders under the then existing credit facility each received their pro rata share of 12,901,947 shares of our Common Stock in exchange for their $200.0 million credit bid.
Our executive offices are located at 8345 W. Sunset Road, Suite 300, Las Vegas, Nevada 89113. Our telephone number is (702) 589-3900 and our website is www.tropicanacasinos.com.
Competition
We own land-based and riverboat casino facilities in six states and one casino resort located on the island of Aruba. We compete with numerous casinos and casino hotels of varying quality and size in the markets in which our properties are located and with other forms of legalized gaming, including internet gaming, state-sponsored lotteries, racetracks, off-track wagering, video lottery, video poker terminals and card parlors. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity.
In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas, including casinos located on Native American reservations. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.
We believe competition in existing markets has intensified over the last several years, due to new markets opening for development, new properties opening in existing markets, and challenging economic conditions in certain markets. Many casino operators have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. The expansion of casino entertainment at existing properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which we compete, and we expect this intense competition to continue.
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
Atlantic City.   Between January 2014 and October 2016, five Atlantic City casino hotels closed as a result of regional competitive market pressures and other factors. As a result of these closures, the Atlantic City gaming market experienced significant revenue declines during this period and, although Tropicana AC has increased market share as a result, in part, of the closings, the Atlantic City operating climate remains difficult. Currently, the seven remaining casino hotels located in Atlantic City, including Tropicana AC, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, Tropicana AC and its competitors have historically incurred substantial capital expenditures and marketing expenses to compete effectively. The increased competition from neighboring jurisdictions, particularly Pennsylvania, New York, Delaware and Maryland (as discussed in more detail below), has further intensified the competition among the seven casino hotels currently operating in Atlantic City.
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
In addition, various legislative initiatives have been introduced to authorize casino gaming at various locations in New Jersey. Most recently, a referendum in November 2016 to authorize up to two casinos in northern New Jersey was rejected by voters. Notwithstanding the rejection of this referendum by the voters, various legislative initiatives continue to be introduced in the New Jersey legislature to expand gaming at New Jersey racetracks. Should New Jersey authorize the expansion of gaming outside of Atlantic City in the future, Atlantic City casinos, including Tropicana AC, could lose customers and significant business.
Pennsylvania.    Atlantic City casinos, including Tropicana AC, primarily compete against the Pennsylvania gaming facilities located in the eastern part of the state that offer slot machines, table games and a variety of non-gaming amenities. These include four Philadelphia metropolitan area casinos and three casinos located north of the Philadelphia metropolitan area. In addition, in 2014 following a competitive bidding process, a second Philadelphia Category 2 casino license was awarded to Live! Hotel & Casino who have announced plans to construct a $400 million 200,000 square foot casino project in south Philadelphia to include 2,000 slot machines, 125 table games, a 240 room hotel and 2,500 parking spaces. The casino license award is still pending an appeal filed by unsuccessful bidders and other competing casinos. Should such casino be constructed it will further impact Atlantic City gaming revenues. In addition, during 2017, the Pennsylvania legislature is expected to consider legislative initiatives to authorize intrastate internet gaming and expanded casino gaming. Any expansion of gaming in Pennsylvania could further erode Atlantic City market share.
New York.    In New York, there are currently two large scale gaming facilities operating with video lottery terminals ("VLT") in the New York City metropolitan area, Empire City Casino at Yonker’s Raceway and Resort World at Aqueduct Racetrack. In addition, current New York law authorizes seven casinos as well as two additional New York metropolitan VLT facilities to be built in coming years. Under the law, New York has approved three commercial Class III casino licenses (which entitle the operators to offer slot machines and table games) and three casinos: Montreign Casino Resort in Monticello, Tioga Downs Casino in Nichols and Rivers Casino & Resort in Schenectady, are all under construction and expected to open beginning in early 2017 through 2018.
Competition from the VLT facilities at Aqueduct and Yonkers have impacted Atlantic City casinos, and competition from the additional approved commercial casinos and VLT facilities in and around the New York City metropolitan area could further adversely impact Atlantic City casinos, including Tropicana AC.
Maryland.    There are currently six casino gaming facilities open in Maryland, including the MGM Resorts International National Harbor Casino on the Potomac River in Prince George’s County, which opened in December 2016. We believe these facilities in Maryland, particularly the Baltimore area casinos, have adversely impacted Atlantic City casinos, including Tropicana AC.
Delaware.    Tropicana AC competes with Delaware primarily for gaming customers from the southern New Jersey, southern Pennsylvania and Delaware regions. Three racetrack casinos are currently operating in Delaware: Delaware Park, Dover Downs and Harrington Raceway and Casino offering slot machines, table games, intra-state internet gaming and limited parlay sports wagering on national football games.
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
Massachusetts. Massachusetts law allows for three resort casinos to be constructed in the central, southeastern and western parts of the state, and for one slot parlor with a maximum of 1,250 slot machines and no table games. In 2014 an MGM Resorts International proposed casino in Springfield, which is expected to open in 2018, and a Wynn Resorts proposed casino outside of Boston, which is expected to open in 2019, were approved and are currently under development, as well as a slot parlor in southeastern Massachusetts developed by Penn National Gaming, which opened in June 2015. A decision to award a third casino license outside of Boston is pending. These facilities will increase northeast gambling competition which had traditionally been monopolized by Atlantic City casinos.
Central
Tropicana Evansville
As the only full service casino within an 85-mile radius of Evansville, Indiana, we believe Tropicana Evansville enjoys a prime location. Its nearest direct competitor, French Lick Casino, is located 85 miles to the northeast. Other casino competitors include: Horseshoe Southern Indiana located 115 miles east; Harrah's Metropolis, Illinois, located 140 miles southwest; and four casinos in the St. Louis, Missouri area located approximately 165 miles northwest. Indiana racino competitors include Indiana Grand Racing Casino, located 205 miles northeast; and Hoosier Park located 225 miles northeast. Illinois also allows VLTs in taverns and convenience stores, which impact the overall market with just under 2,000 units within 100 miles of the property.
Legislation to bring casino gambling to neighboring Kentucky has been intermittently introduced dating back to 1988. Now that Kentucky is bordered by five states with legalized gaming it may put additional pressure on the Kentucky legislature to legalize gaming. State leaders have debated for years whether Kentucky, a state with a long tradition of betting on horse races, can offer casino-style gambling at racetracks and new legislative initiatives have been announced from time to time. Although legislation to allow slot machines and table games at the racetracks has thus far been unsuccessful, in 2010 the Kentucky Horse Racing Commission (the "KHRC") approved regulations permitting Instant Racing to be operated by Kentucky's racetracks. Instant Racing, a game also in use in Arkansas, allows players to bet on historical races that are chosen at random and shown on a video screen. Although the Kentucky Supreme Court ruled in 2014 that pari-mutual wagering on historic horse races is legal, ongoing challenges continue in the Kentucky courts for a determination as to whether wagering on historic horse races utilizing Instant Racing machines is in fact pari-mutual wagering. In 2012, Ellis Park, a thoroughbred racetrack in Henderson, Kentucky located approximately eight driving miles south of Tropicana Evansville, installed approximately 200 Instant Racing machines at its racetrack. The financial results of Tropicana Evansville could be adversely affected if Instant Racing at Ellis Park continues or is expanded, or if casino-style gaming is legalized in Kentucky.

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
MontBleu
The South Lake Tahoe area consists of five casino properties including MontBleu. In 2015, one of our competitors, across the street from our MontBleu property, significantly renovated its property including additional gaming positions and rebranded the property under the "Hard Rock" brand. There are also three other casinos on the north shore of Lake Tahoe, which are approximately 25 miles from the South Lake Tahoe market, numerous casinos located in Reno, Nevada and several casinos located in Carson City and Carson Valley, Nevada. Gaming revenues in the South Lake Tahoe area are also adversely affected by the ongoing proliferation of Native American gaming in northern California.
South
Tropicana Greenville
Tropicana Greenville and Harlow's Casino are currently the only licensed gaming facilities in the Greenville, Mississippi market and primarily compete against each other. Several potential gaming sites still exist in or near Greenville, and from time to time potential competitors have proposed the development of additional casinos. To a lesser extent, the Greenville market also competes with the Vicksburg market which is 90 miles to the south and the Tunica, Mississippi market which is 115 miles to the northeast.
Belle of Baton Rouge
Belle of Baton Rouge is currently one of two licensed dockside riverboat gaming facilities operating in downtown Baton Rouge. In addition, although the L'Auberge Casino and Hotel, which is located on approximately eight miles southeast of downtown Baton Rouge on approximately 575 acres, has grown the market since opening in 2012, it has had a material adverse effect on the downtown Baton Rouge riverboat casinos, including the Belle of Baton Rouge.
Belle of Baton Rouge also faces competition from land-based and riverboat casinos throughout Louisiana and Mississippi, including Native American casinos. Belle of Baton Rouge also faces competition from casinos on the Mississippi Gulf Coast, which is approximately 120 miles east of Baton Rouge, as well as from New Orleans, which is approximately 75 miles from Baton Rouge and from Native American casinos located within 65 miles of Baton Rouge. In addition, slot machines in non-casino venues such as truck stops, restaurants, bars and off-track betting facilities located in Louisiana provide additional competition.
Tropicana Aruba
There are currently thirteen resort properties with operating casinos in Aruba including our hotel, timeshare and casino resort property. We compete directly with the La Cabana Timeshare Resort which is located immediately adjacent to our resort and includes an approximately 8,500 square-foot casino containing approximately 180 slot machines and eight table games. We do not expect that the Aruban casino market will experience any additional significant growth as casino licenses in Aruba are only granted to hotels with an average of 350 rooms and no additional projects of the requisite size have been announced. The operating casinos located in Aruba, including at Tropicana Aruba, can be categorized as amenities to resort operations.

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
In New Jersey, gaming laws permit an institutional investor holding either under 25% of the equity securities of a casino licensee's holding or intermediary companies, or debt securities of a casino licensee's holding or intermediary companies, or another subsidiary company of a casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee, where the securities represent a portion of the outstanding debt of the company not exceeding 25% or a percentage of any issue of the outstanding debt of the company not exceeding 50%, unless the full issue is in the amount of $150 million or less (in which case no qualification is required), shall be granted a waiver of the qualification requirement if the securities are those of a corporation, whether publicly traded or privately held, and its holdings of such securities were purchased for investment purposes only and the institutional investor provides a certification which, among other things, confirms that its holdings of such securities were purchased for investment purposes only. The Director of the New Jersey Division of Gaming Enforcement ("NJDGE") may grant a waiver of the qualification requirement to an institutional investor holding a higher percentage of such securities upon a showing of good cause and compliance with the certification submission requirement.
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

Employees
As of December 31, 2016, we had approximately 7,000 employees and had collective bargaining agreements with several unions covering approximately 2,600 of those employees, substantially all of whom are employed at Tropicana AC, Lumière Place, Belle of Baton Rouge and Tropicana Evansville.
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
Risks Related to Our Business and Our Industry
We are pursuing, and may in the future pursue, expansion and acquisition opportunities and other strategic transactions that involve inherent risks, any of which may cause us to not realize anticipated benefits of such expansion and acquisition opportunities.
Our business strategy includes the consideration of expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically. For example, in April 2014 we acquired Lumiére Place for $261.3 million in cash, which included an adjustment for working capital as of the acquisition date, as discussed in Note 3 of the “Notes to Consolidated Financial Statements.” We may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, joint venture or other strategic transaction on acceptable terms. Our identification of suitable acquisition candidates and other strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing acquisitions or other strategic opportunities, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or other strategic opportunities, or that we will realize any anticipated benefits from acquisitions or other strategic opportunities. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Our failure to identify suitable acquisition or other strategic opportunities may restrict our ability to grow our business.
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
Competition in the gaming industry in existing markets continues to intensify. For example, although no new casinos have opened in eastern Pennsylvania since 2012, the second Philadelphia Category 2 license was awarded in 2014 and the Pennsylvania legislature is considering further gaming expansion proposals; six casinos currently operate in Maryland including the MGM Resorts International National Harbor Casino which opened in December 2016; two large VLT casinos are currently operating in the New York metropolitan area, and three additional commercial gaming facilities are under construction and expected to open soon, including two new VLT facilities planned for the eastern parts of New York in the coming years. Two casinos are currently under development in Massachusetts. In addition, the New Jersey legislature continues to consider gaming expansion outside of Atlantic City notwithstanding voter disapproval of a referendum in November 2016 to authorize two casinos in the northern part of the state.
This expansion of existing casino entertainment properties, the increase in the number of gaming opportunities, the potential emergence of legal internet gaming outside of New Jersey, including active consideration of internet gaming by the Pennsylvania legislature, and the aggressive marketing strategies of many of our competitors has also increased competition in many markets in which we compete, and we expect this intense competition to continue.
Our ability to make capital investments in our properties going forward may be constrained due to market conditions, and we may not be able to compete effectively with casinos that have been modernized or recently expanded. If our competitors operate more successfully than we do, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if additional hotels and casinos are established in and around the locations in which we conduct business, or if internet gaming is permitted and conducted in any of our markets, we may lose market share or the ability to attract or retain employees or customers. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could materially adversely affect our business, financial condition and results of operations.
We expect that competition from internet gaming will continue to grow and intensify.
We expect that we will face increased competition from internet gaming as the potential for legalized internet gaming continues to grow. Several states are currently considering legislation that would legalize internet gaming at the state level. As a result of the Justice Department's December 2011 opinion concerning the applicability of the Wire Act to internet gaming, certain states including Nevada, Delaware and New Jersey have enacted legislation to authorize various forms of intrastate internet gaming. Notably, in February 2013 Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow the state to enter into agreements with other states to create multi-state online poker wagering, and in November 2013 New Jersey authorized intrastate internet gaming through Atlantic City casinos. The New Jersey law provides that licensed Atlantic City casinos including Tropicana AC may offer internet gambling games subject to regulations to be adopted by the NJDGE. The law provides for a 15% tax on internet gaming gross revenues and permits New Jersey to enter into agreements with other states to engage in multi-state internet wagering pools. The law has a 10 year sunset provision. A number of New Jersey casinos including Tropicana Atlantic City participate in intrastate internet gaming. Our ability to compete in a marketplace containing multiple virtual casino platforms will depend on our ability to effectively market our internet gaming products to our customers in the face of stiff competition as well as the availability of internet gaming in jurisdictions in which we operate casinos. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of initiatives in some states to consider legislation to legalize intrastate internet wagering. There have also been proposals that would specifically legalize internet gaming under federal law.
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
Renovation projects may cause us to temporarily close all or a portion of our facilities to customers and disrupt service and room availability, causing reduced demand, occupancy and rates. For example, in 2014 and 2015 MontBleu and Tropicana AC underwent major renovation projects that impacted operating results, as did Lumière Place in 2016. Any future capital improvements projects may increase our expenses and reduce our cash flows and our revenues and, accordingly, may have a material adverse effect on our business, financial condition and results of operations.
Similarly, in July 2016 the Company commenced construction of a new landside gaming facility in Evansville, Indiana, which will encompass 75,000 square feet of enclosed space (including approximately 45,000 square feet of casino floor, additional food and beverage outlets and back of house space) and is expected to open in late 2017 or early 2018. The Company estimates that the development costs for the facility will be at least $50 million. There can be no assurances that we will finish construction of this facility in a timely manner or within our anticipated budget. We may encounter delays or other disruptions during construction of this facility, which may have a material adverse effect on our business, financial condition and results of operations.
Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.
We are party to numerous collective bargaining agreements with different unions. In 2016 we completed collective bargaining negotiations on extended agreements with several unions including UNITE HERE Local 54 in Atlantic City and Local 74 in St. Louis and the United Auto Workers in Evansville. However, we cannot assure that we will be able to negotiate new collective bargaining agreements with unions in the future, or renegotiate collective bargaining agreements with other unions currently in effect. The addition of new or changes to the existing collective bargaining agreements could cause significant increases in labor costs, which could have a material adverse effect on our businesses, financial condition and results of operations.
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
Finally, if we are unable to negotiate these agreements on mutually acceptable terms, the affected employees may engage in a strike or other job actions instead of continuing to operate without contracts or under expired contracts, which could have a materially adverse effect on our results of operations and financial condition or be disruptive to our business. Any unexpected shutdown of one of the casino properties from a work stoppage or strike action could have a material adverse effect on our businesses and results of operations. Moreover, strikes, work stoppages or other job actions could also result in adverse media attention or otherwise discourage customers, including convention and meeting groups, from visiting our casinos. We cannot assure that we can be adequately prepared for labor developments that may lead to a temporary or permanent shutdown of any of our casino properties.
Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the local, regional or national economy.
Consumer demand for gaming, entertainment and amenities at casino and hotel properties, such as ours, is particularly sensitive to downturns in the local, regional or national economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the housing and credit crises, the impact of high energy and food costs, the increased cost of travel, the potential for bank failures, perceived or actual declines in disposable consumer income and wealth, the effect of the current economic environment and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could reduce customer demand for amenities that we offer.
The housing crisis and recession in the United States that began in 2008 resulted in a significant decline in tourism and consumer spending. Economic conditions like the 2008 downturn (and slowdowns or recessions less severe) could cause fewer consumers to spend money or cause consumers to spend less money at our properties and could materially adversely affect our business, financial condition and results of operations. While general economic conditions have improved, we cannot assure that they will continue to improve or will not worsen in the future.
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
In the past, we have experienced management changes in several key areas including marketing, finance and human resources. In 2015 and 2016 we also experienced senior management changes at several of our operating properties. We intend to continue to focus on strengthening our management team. However, we cannot assure that we will be successful. In addition, turnover in our management team could have a negative impact on our performance and results of operations.
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
The casino gaming industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant federal, state and local taxes and fees in addition to the federal and state income taxes that typically apply to corporations, and such taxes and fees could increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax laws or in the administration of such laws, including increases in tax rates, which would affect the gaming industry. Economic conditions could intensify the efforts of federal, state and local governments to raise revenues through increases in gaming taxes and fees. In addition, growing federal, state or local budget shortfalls resulting from an economic downturn could prompt tax or fee increases. Any material increase in assessed taxes, or the adoption of additional taxes or fees in any of our markets could materially adversely affect our business, financial condition and results of operations.
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
Construction projects like the development, construction, renovation and refurbishment of Tropicana AC, MontBleu, Evansville, Lumiere and Tropicana Aruba are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

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

In addition, certain permits, licenses, grants and approvals necessary for development, construction and operation may not be obtained. The scope of the approvals required for projects vary. Unexpected changes or concessions required by regulatory authorities could involve significant additional costs and could result in a delay in the schedule. We may not receive the necessary licenses, grants and approvals or obtain them within our anticipated time frame. For example, the Evansville land-based gaming construction project which commenced in 2016, and the Tropicana AC capital renovation projects that were completed in 2016 and 2015 required approvals from various state agencies as well as approval of our plans by various federal, state and local regulatory agencies in order for us to proceed with construction. In addition, even if we complete any development, construction, renovation and refurbishment projects, we cannot assure you that we will achieve all of, or any of, the anticipated benefits of such projects.
Our business, financial condition and results of operations could be materially adversely affected by the occurrence of accidents, natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.
Natural disasters, such as hurricanes, floods, fires and earthquakes could adversely affect our businesses and operating results. Hurricanes are common to the areas in which our Louisiana and Mississippi properties are located and the severity of such natural disasters is unpredictable. Catastrophic flooding in southern Louisiana in August 2016, caused by prolonged rainfall over several days which in total exceeded nearly two feet of rain, resulted in significant residential damage impacting tens of thousands of people, and disrupted the operation of our Baton Rouge property. In October 2012 Superstorm Sandy resulted in the mandatory closure of our Tropicana Atlantic City property for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets, including New Jersey, New York and Pennsylvania resulted in long term business interruption that continued into 2013 and materially affected operating results. We cannot predict the impact that any future natural disasters will have on our ability to maintain our customer base or to sustain our business activities.
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
All of our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as result of casualty, forces of nature, mechanical failure, or extended or extraordinary maintenance, among other causes. In addition, our gaming operations, particularly those conducted on riverboats or at dockside facilities, could be damaged or halted due to extreme weather conditions. Catastrophic flooding in southern Louisiana in August 2016, caused by prolonged rainfall over several days which in total exceeded nearly two feet of rain, resulted in significant residential damage impacting tens of thousands of people, and disrupted the operation of our Baton Rouge property. In October 2012 Superstorm Sandy resulted in the mandatory closure of our Tropicana Atlantic City property for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania resulted in long term business interruption that continued into 2013 and materially affected operating results. Each of our riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The U.S. Coast Guard requirements establish standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.
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
In recent years, the prices of new slot machines have dramatically increased. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring gaming operators to execute participation lease arrangements for them to be able to offer such machines to patrons. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental fee. Such agreements may (depending on regulatory restrictions in the applicable jurisdiction) also include a percentage payment to the manufacturer based on the usage of the machine or the gaming company's receipts from the machine, sometimes referred to as "coin-in" or "net win" percentage payments. Generally, a slot machine participation lease is more expensive over the long term than the cost of purchasing a new slot machine. We have slot machine participation leases at most of our properties.
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
In recent years real property tax valuations and assessments of Atlantic City casinos have been significantly reduced as a result of various N.J. Tax Court proceedings involving casino properties. In addition, since January 2014 five Atlantic City casinos have closed and three were sold at reduced values further eroding the municipal tax base. As a result, Atlantic City has suffered an erosion of its municipal tax base, has outstanding debt in excess of $500 million and serious ongoing municipal operating budget deficits. In May 2016, New Jersey enacted the Casino Property Tax Stabilization Act (the "NJ PILOT Law") that commenced in January 2017, which exempts Atlantic City gaming properties from ad valorem property taxation and requires these gaming properties to make to make annual payment in lieu of tax payments ("PILOT Payments") to the City of

Atlantic City, and other payments to the State of New Jersey to assist in the stabilization of Atlantic City finances. In addition, in November 2016 the State of New Jersey commenced a takeover of certain Atlantic City local government operations, which gives the State the ability to direct certain financial and operational matters on behalf of the city, in an effort to stabilize and strengthen its financial situation. If Atlantic City is unable to maintain fiscal stability it could have an adverse impact on the Atlantic City casino industry including our Tropicana AC property.
Risks Related to Our Indebtedness
Circumstances may arise whereby the Company may become overleveraged, which could have significant negative consequences.
As of December 31, 2016, we had total indebtedness of approximately $290.3 million, which represents the outstanding balance under our Term Loan Facility. Circumstances may arise that could cause us to become overleveraged, which could have significant negative consequences, including:

•	we may be vulnerable to a downturn in the markets in which we operate or a downturn in the economy in general;

•
we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would limit our ability to use cash flows to fund working capital, capital expenditures, and other general corporate requirements;

•	we may be limited in our flexibility to plan for, or react to, changes in our businesses and the industry in which we operate or entry of new competitors into our markets;

•	we may be placed at a competitive disadvantage compared to our competitors that have less debt;

•	we may be limited in borrowing additional funds; and

•	we may have difficulties in satisfying our obligations under our current indebtedness, including the Term Loan Facility.
Our indebtedness is subject to floating interest rates, which may expose us to higher interest payments.
Our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of December 31, 2016, approximately $290.3 million of our indebtedness, which represents the face value of the outstanding balance under our Term Loan Facility, was subject to floating interest rates. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.
Our indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.
Our indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness. The terms of the Term Loan Facility require us to comply with a senior secured net leverage ratio. The Term Loan Facility contains mandatory prepayment provisions from proceeds received by us and our subsidiaries as a result of asset sales, the incurrence of indebtedness and issuance of equity, casualty events and excess cash flow (subject in each case to certain exceptions). In addition, other covenants in the Term Loan Facility may restrict our flexibility. Such covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our business, results of operations and financial conditions. Additionally, there may be factors beyond our control that could affect our ability to meet debt service requirements. Our ability to meet debt service requirements will depend on our future performance and our ability to sustain sales conditions in the markets in which we operate, the economy generally, and other factors that are beyond our control. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure that our businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.

Risks Related to Our Common Stock
Mr. Carl C. Icahn exerts significant influence over us and his interests may conflict with the interest of our other stockholders.
Mr. Carl C. Icahn, the chairman of our board of directors, controlled approximately 72.5% of the outstanding shares of our common stock as of December 31, 2016. Mr. Icahn is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board and stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financings. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire, a majority of our outstanding common stock, which may decrease the value of shares held by other stockholders. Entities affiliated with Mr. Icahn hold financial interests that may be competitive to us. For example, entities affiliated with Mr. Icahn are owners of and lenders to Trump Entertainment Resorts, Inc.
As disclosed by a Schedule 13D/A filed on August 17, 2015, Mr. Icahn and the Reporting Persons listed therein do not intend to sell their respective shares pursuant to our Stock Repurchase Program and, accordingly, the percentage of our shares beneficially owned by the Reporting Persons has increased and may continue to increase during the Stock Repurchase Program, thus further increasing Mr. Icahn's control and influence over us.
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
We do not plan to pay any dividends or make any distributions on our common stock in the foreseeable future. We also have certain restrictions under the Term Loan Facility from paying dividends in the future. Therefore you should not expect to receive any dividend income from our shares of common stock.
Our Stock Repurchase Program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock
On July 31, 2015, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. Repurchases pursuant to our Stock Repurchase Program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. We cannot assure you that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase shares of common stock. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness. As of December 31, 2016, the Company has repurchased 1,677,988 shares of our common stock at a total cost of $42.8 million under this Stock Repurchase Program.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.    PROPERTIES.
See "Item 1.—Business—Properties and Segments" for a brief description of the location and general character of each of our properties.
East
Tropicana AC is situated along the Boardwalk in Atlantic City, New Jersey, on approximately 14 acres, which we own.
Central
Tropicana Evansville is a riverboat casino, hotel and entertainment complex situated on approximately 20 acres along the Ohio River in Evansville, Indiana. We own the riverboat along with 10 acres and the remaining 10 acres are leased from the City of Evansville. In January 2016, the Company and the City of Evansville entered into a sixth amendment to the lease agreement (the "Sixth Amendment"), which was approved by the Indiana Gaming Commission in February 2016, along with the Company's application to move its casino operations from its current dockside gaming vessel to a future-developed landside gaming facility. Under the Sixth Amendment, in exchange for the Company's commitment to expend at least $50 million to develop a landside gaming facility (the "Tropicana Development Project"), along with a pre-payment of lease rent in the amount of $25 million (the "Rental Pre-Payments"), the City of Evansville granted the Company a $20 million redevelopment credit (the "Redevelopment Credit"). In December 2015 the Company paid the first $12.5 million Rental Pre-Payment, and the second $12.5 million Rental Pre-Payment is due upon the opening of the Tropicana Development Project. Both the Rental Pre-Payments and the Redevelopment Credit will be applied against future rent in equal monthly amounts over a period of one hundred and twenty (120) months commencing upon the opening of the Tropicana Development to the public. Under the terms of the lease, as amended by the Sixth Amendment, the Company may extend the lease term through November 30, 2055 by exercising renewal options. The current term commenced December 1, 2015 and expires November 30, 2027 under the terms of the Sixth Amendment. Thereafter, the Company may extend the lease for a three (3) year term through November 30, 2030, followed by five (5) five-year renewal options through November 30, 2055. Under the terms of the Sixth Amendment, in the event the Company decides not to exercise its renewal option(s) and continues to conduct gaming operations in the City of Evansville, the lease may not be terminated and will continue through November 30, 2055, unless the Company and the City of Evansville enter into a replacement agreement that includes payments to the City of Evansville in the amount equal to rent payments under the lease. Under the terms of the lease, as amended by the Sixth Amendment, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent is equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million, plus 10% of the AGR in excess of $100 million.
Pursuant to the terms of the Sixth Amendment, the Company has commenced construction of the new landside gaming facility, which will encompass 75,000 square feet of enclosed space (including approximately 45,000 square feet of casino floor, additional food and beverage outlets and back of house space). In addition, pursuant to the Sixth Amendment, the Company intends to remove its riverboat casino from its current location, so that the Evansville LST 325 Maritime vessel, a historic warship, can be docked in its place. In addition, the Company anticipates making available to the City of Evansville and other parties, space within the existing pavilion building for a ticket counter, museum and/or gift shop to support the Evansville LST 325 Maritime vessel.
Lumière Place is located on approximately 20 acres, which we own, located in historic downtown St. Louis, Missouri.
West
Tropicana Laughlin is located in Laughlin, Nevada. Tropicana Laughlin is situated on approximately 31 acres, which we own. In addition, in 2014 we acquired approximately 57 acres of land immediately surrounding Tropicana Laughlin.
MontBleu is situated on approximately 21 acres in South Lake Tahoe, Nevada. We have a lease agreement with respect to the land and building which MontBleu operates through December 31, 2028, and subject to a further 25 year renewal at our option. Under the terms of the lease, rent is $333,333 per month, plus 10% of gross revenues in excess of $50 million through December 31, 2011. Beginning in 2012, rent is calculated as the greater of (i) $333,333 per month as increased by the same percentage that the Consumer Price Index has increased from 2009 thereafter, or (ii) 10% of gross revenues.
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

Tropicana Greenville also leases, from the Board of Mississippi Levee Commissioners, and operates the Greenville Inn and Suites, a 40-room all-suite hotel, located less than a mile from the casino. The current lease term for the property, which is through February 2021, is for monthly lease payments of $7,300.
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
Tropicana Aruba, is a hotel, timeshare and casino resort property located in Palm Beach, Aruba on approximately 14 acres of land which are leased through July 30, 2051. Under the terms of the land lease, the required annual payments are approximately $110,000.
Corporate
We also lease office space for our corporate headquarters in Las Vegas, Nevada. In addition to the property described above, we own or lease certain facilities that are not material to our operations.

ITEM 3.    LEGAL PROCEEDINGS.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense and priority claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying consolidated balance sheets as of December 31, 2016 and December 31, 2015. In its objection to Wimar and CSC's motions for summary judgment, the Company disputed the administrative expense and/or priority status of certain amounts claimed and also contended that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established by the bankruptcy reorganization plan against CSC and Wimar (the "Litigation Trust Proceeding"), and be set off against any judgment against Wimar and CSC in the Litigation Trust Proceeding against them.
In October 2015, the Bankruptcy Court issued an opinion and entered an order (1) denying Wimar's and CSC's Motions for Summary Judgment seeking allowance and payment of administrative expense claims, (2) granting, in part, CSC's Motion for Summary Judgment to allow priority status under Bankruptcy Code Section 507(a)(5) for certain contributions made to employee benefit plans and denying, in part, CSC's request for prepayment of the priority claims. The Company has a motion pending with the Bankruptcy Court seeking clarification of certain aspects of the Bankruptcy Court's opinion and order. Any further litigation on the Wimar and CSC administrative expense claim has been consensually continued until after the Litigation Trust Proceeding is resolved. The Company continues to dispute any payment obligation to Wimar or CSC.
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

	High	Low
2016
First Quarter	$18.40	$15.00
Second Quarter	$20.65	$17.85
Third Quarter	$23.75	$17.00
Fourth Quarter	$32.00	$23.10
2015
First Quarter	$17.25	$15.00
Second Quarter	$17.25	$15.52
Third Quarter	$17.00	$14.80
Fourth Quarter	$17.50	$15.08
Holders
As of February 23, 2017, there were 14 holders of record of our common stock.
Dividends
We have not paid, and do not anticipate paying in the foreseeable future, any dividends or making any distributions on our common stock. We also have certain restrictions under the Term Loan Facility from paying dividends in the future.
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the period covered in this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the three months ended December 31, 2016:

Period	Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
October 1, 2016 through October 31, 2016	—	—	—	$44,383
November 1, 2016 through November 30, 2016	915,327	$26.50	915,327	$20,127
December 1, 2016 through December 31, 2016	431,937	$30.00	431,937	$7,169

(1) On July 31, 2015, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock with no set expiration date. On February 22, 2017, our Board of Directors authorized the repurchase of an additional $50 million of our outstanding common stock, for the repurchase of an aggregate amount of up to $100 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by the Board of Directors or when all authorized repurchases are completed.

Stock Performance Graph
The graph below compares the cumulative total return on our common stock to the cumulative total return of the Dow Jones US Casino Index and the Russell 2000 Index for the period from December 31, 2012 through December 31, 2016. The performance graph assumes that $100 was invested on December 31, 2011 in each of the Company's common stock, the Dow Jones US Casino Index and the Russell 2000 Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

Total Return Performance
200
180
160
140
120
100
80
60
Index Value
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
Period Ending
Tropicana Entertainment Inc.
Dow Jones US Casino Index
Russell 2000 Index

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Tropicana Entertainment Inc.	$81.26	$106.12	$102.18	$104.61	$184.05
Dow Jones US Casino Index	$108.91	$183.68	$145.47	$107.76	$133.84
Russell 2000 Index	$114.63	$157.05	$162.60	$153.31	$183.17
The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.    SELECTED FINANCIAL DATA
The selected financial data presented below has been derived from the data of the Company as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The selected financial data of the Company presented below has been derived from the audited consolidated statements of income of the Company for the years ended December 31, 2016, 2015 and 2014 for income statement data and the audited consolidated balance sheets as of December 31, 2016 and 2015 for balance sheet data, which are included elsewhere in this Annual Report on Form 10-K. The selected financial data of the Company, specifically the income statement data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012, has been derived from the audited financial statements of the Company which are not included in this Annual Report on Form 10-K. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The historical results set forth below do not indicate results expected for any future periods. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.
Selected Financial Data—Tropicana Entertainment Inc.

	Year ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Income Statement Data:
Net revenues	$847,152	$811,477	$746,661	557,667	$593,358
Operating income (a)	76,046	76,224	71,123	42,763	53,005
Income from continuing operations (b)	43,544	37,400	252,896	21,847	20,910
Basic and Diluted Earnings Per Share:
Income from continuing operations per share	$1.68	$1.42	$9.61	$0.83	$0.79
Balance Sheet Data (as of period end):
Total assets	$1,325,035	$1,312,873	$1,285,759	$1,039,317	$897,990
Total debt (c)	290,250	293,250	296,250	299,250	173,777
Total shareholders' equity	903,505	902,792	865,392	614,125	596,022
_______________________________________________________________________________

(a)
During 2014, the Company sold River Palms. Accordingly, the results of operations for River Palms are presented as discontinued operations for the years ended December 31, 2014, 2013 and 2012. This reclassification had no impact on previously reported net income.

(b)
During 2016, we recognized a gain of $1.0 million on insurance recoveries related to Lumière Place and a $3.1 million gain related to a settlement agreement for certain Predecessor professional fees paid.

In 2014, we acquired Lumière Place in April, recognized a gain of $5.6 million related to insurance recoveries and a gain of $31.7 million related to a property tax settlement at Tropicana AC, partially offset by a goodwill impairment of $9.1 million. Also during 2014, we recognized one-time gains of $52.7 million related to the settlement of certain predecessor related claims and reduced the valuation allowance related to the remaining net deferred tax assets by $188.2 million. The reduction reflects our expectation that it is more likely than not that we will generate future taxable income to utilize this amount of net deferred tax assets. The benefit from this reduction was recorded as a tax benefit for 2014.
During 2013, we recognized an impairment loss of $0.4 million related to damage to our Bayou Caddy's Jubilee Casino ("Jubilee") barge which we had closed in April 2012. During 2012, we recognized an impairment loss of $1.8 million related to our intangible assets and a gain of $4.3 million on insurance recoveries.
During the years ended December 31, 2013 and 2012, we recognized $4.9 million and $12.8 million, respectively in losses on debt retirement.

(c)	Total debt represents the face value of outstanding debt, including current and long-term portions, without giving effect for discounts or debt issuance costs.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one hotel, timeshare and casino resort property located on the island of Aruba. We also provide management services to the Taj Mahal in Atlantic City, which is a related party to the Company, that was closed in October 2016. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of December 31, 2016, our properties collectively included approximately 392,000 square feet of gaming space with approximately 7,900 slot machines, 270 table games and 5,500 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South. Our operations by region include the following:

•	East—Tropicana AC located in Atlantic City, New Jersey;

•	Central—Tropicana Evansville located in Evansville, Indiana; and Lumière Place located in St. Louis, Missouri;

•	West—Tropicana Laughlin located in Laughlin, Nevada; and MontBleu located in South Lake Tahoe, Nevada; and

•	South—Belle of Baton Rouge located in Baton Rouge, Louisiana; Tropicana Greenville located in Greenville, Mississippi; and Tropicana Aruba located in Palm Beach, Aruba.

In addition, the Company, through our wholly-owned subsidiary, TropWorld Games LLC, operates an online social gaming site. The operating results of all other subsidiaries of the Company are reported under the heading of "Corporate and other" as they have been determined to not meet the aggregation criteria as separately reportable segments.

In addition, in July 2014 the Company sold and concurrently leased back River Palms located in Laughlin, Nevada and by September 2014 had terminated the lease and discontinued its operations at the property. River Palms is presented as discontinued operations in the accompanying financial statements for 2014 and is not included in management's discussion and analysis of financial condition and results of operations.

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
Casino revenues are one of our main performance indicators and account for a significant portion of our net revenues. Casino revenues represent the difference between wins and losses from gaming activities such as slot machines and table games. Key volume indicators include table game volumes (drop) and slot volumes (handle), which refer to amounts wagered by our customers. Win or hold percentage represents the percentage of the amounts wagered by the customer that is won by the casino, which is not fully controllable by us, and recorded as casino revenue. Most of our revenues are cash-based, through customers wagering with cash or chips or paying for non-gaming services with cash or credit cards, and therefore are not subject to any significant or complex estimation. As a result, fluctuations in net revenues have a direct impact on cash flows from operating activities. Other performance indicators include hotel occupancy, which is a volume indicator for hotels, and the average daily rate, which is a price indicator for the amount customers paid for hotel rooms.
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

•
Table games hold percentages. Casino revenues can vary because of table games hold percentages and differences in the odds for different table games. A variety of factors may impact table games hold, including variances in the amount of high end play. For the year ended December 31, 2016, the Company's total table games hold was 18.5%, compared to 16.8% for the year ended December 31, 2015 and 17.6% for the year ended December 31, 2014.

•
Atlantic City Market. Between January 2014 and October 2016, five Atlantic City casino hotels closed as a result of regional competitive market pressures and other factors. The Atlantic City gaming market experienced significant revenue declines in 2014 and 2015 due, in part, to these closures. For the years ended December 31, 2015 and 2014, Atlantic City experienced year over year declines in gaming revenues (including internet gaming) of 6.5% and 4.5%, respectively. In 2016, the Atlantic City gaming market experienced year over year growth in casino revenue (including revenue from internet gaming, which commenced in 2013) of 1.5%. Although Tropicana AC has increased market share as a result, in part, of the closings, the Atlantic City operating climate remains difficult. The seven remaining casino hotels located in Atlantic City, including Tropicana AC, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. In addition, in November 2016 the State of New Jersey commenced a takeover of certain Atlantic City local government operations under a law enacted in May 2016, which gives the State the ability to direct certain financial and operational matters on behalf of the city in an effort to stabilize and strengthen its financial situation. The State's ability to stabilize Atlantic City's finances and restructure its debt is an important step toward improving the Atlantic City market.

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the Term Loan Facility accrue interest at a floating rate which was 4.00% annually as of December 31, 2016. A portion of the net proceeds from the Term Loan Facility was used to repay in full the amounts outstanding under the then-existing term loan facility which totaled approximately $172.4 million in principal, accrued and unpaid interest.

Our interest expense was $12.7 million, $12.3 million and $12.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, which includes amortization of the related debt discount and debt issuance costs of $1.0 million, in each of the years ended December 31, 2016, 2015 and 2014.

•
Insurance and other recoveries. In 2016, we filed a property damage and business interruption claim with our insurance carrier related to our HoteLumière room renovation project that commenced in July. In December 2016 we received insurance proceeds of $1.0 million toward the claim, which has been recorded as a gain in 2016. We expect to receive additional insurance recoveries related to the claim once the project is completed.

In 2014, we settled the filed claims related to damages sustained on the Jubilee barge in 2013 for $5.9 million and received the balance of $5.2 million in insurance proceeds related to this claim, resulting in a gain of $4.4 million.

We filed a claim in 2013 with our insurance carriers relating to business interruption at Tropicana AC as a result of Superstorm Sandy and received a cash settlement of $1.3 million during 2014.

•
Impairment Losses.  In 2014, we determined there was an indication of impairment related to goodwill tested at the Tropicana AC reporting unit and recognized a $9.1 million goodwill impairment due to Tropicana AC's goodwill carrying value exceeding its fair value.

•
Predecessor related gain settlements. In July 2016, the Bankruptcy Court approved a settlement agreement related to the Predecessors, which resulted in the Company receiving a payment of $3.1 million related to certain professional fees previously paid by the Company. This amount was recognized as a one-time gain on the Company's consolidated statement of income in 2016.

In 2014, we recorded one-time gains totaling $52.7 million related to the settlement of certain claims related to the Predecessors in other income on our consolidated statement of income for 2014. We also received in 2014 a $31.7 million cash payment to satisfy a property tax settlement in Atlantic City, which is recorded as a gain in property tax settlement in our consolidated statement of income for 2014.

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

•
Cost Efficiencies. We continue to focus on efficiency initiatives, which in the past have included centralizing purchasing functions to reduce costs and maximize our potential buying power, consolidating and streamlining certain back office operations and decreasing benefits expense relating to our company-sponsored plans.

Year ended December 31, 2016 compared to year ended December 31, 2015
The following table presents detail of our net revenues (in thousands):

	Year ended December 31,
	2016	2015
Revenues:
Casino	$666,047	$640,793
Room	129,124	121,666
Food and beverage	107,455	107,174
Other	30,988	29,350
Management fee from related party	3,583	—
Gross revenues	937,197	898,983
Less promotional allowances	(90,045)	(87,506)
Net revenues	$847,152	$811,477

The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Year ended December 31,
	2016	2015
Net revenues:
East	$344,124	$322,309
Central	290,024	288,882
West	110,154	104,610
South	99,267	95,676
Corporate and other	3,583	—
Total net revenues	$847,152	$811,477
Operating income:
East	$21,308	$30,932
Central	48,136	42,529
West	13,373	11,405
South	8,602	7,801
Corporate and other	(15,373)	(16,443)
Total operating income	$76,046	$76,224
Operating income margin(a):
East	6.2%	9.6%
Central	16.6%	14.7%
West	12.1%	10.9%
South	8.7%	8.2%
Total operating income margin	9.0%	9.4%
_______________________________________________________________________________

(a)	Operating income margin is operating income as a percentage of net revenues.
Net Revenues
Five Atlantic City casino hotels have closed between January 2014 and October 2016 as a result of regional competitive market pressures and other factors, including the Taj Mahal in October 2016. In 2016, the Atlantic City gaming market experienced year over year growth in casino revenue (including revenue from internet gaming) of 1.5%. At Tropicana AC, total gross gaming revenues increased 9.0% in 2016 over 2015, including a 12.7% increase in internet gaming revenues. The increased net revenues for Tropicana AC were primarily driven by increased customer volumes, resulting in a 7.4% increase in slot volumes and a 5.2% increase in table game volumes, combined with a 1.6 point increase in the table hold, from 14.8% in 2015 to 16.4% in 2016. The improvement in customer volumes was driven by several factors, such as the renovation projects completed in 2016 and mid-2015, which included hotel room renovations, a new high-end slot area on the casino floor, a new Trop Advantage club promotional area and other improvements. In addition, when the Taj Mahal closed in October 2016, Tropicana AC entered into an agreement to license the Taj Mahal customer database, and is able to market directly to customers who formerly visited the Taj Mahal. Hotel revenues at Tropicana AC also increased due to higher occupancy rates and average room rates in 2016. The average daily room rate increased to $90 from $89 for the years ended December 31, 2016 and 2015, respectively. The occupancy rate for the year ended December 31, 2016 was 81%, up from 79% for the prior year period.
In the Central region, net revenues were $290.0 million in 2016, reflecting a slight increase over 2015 net revenues of $288.9 million. Although slot volumes in the region declined 1.1% in 2016 from 2015 levels, table volumes increased 3.3% year over year, and combined with a 2.0 point increase in the table hold, from 19.4% in 2015 to 21.4% in 2016, resulted in a 13.8% increase in table revenues year over year. Gaming revenues at Tropicana Evansville increased 3.7% in 2016 over 2015, resulting from an increase in slot volumes of 3.5% and in table game volumes of 7.5% over 2015, combined with a 1.4 point increase in the table hold, from 21.3% in 2015 to 22.7% in 2016. The increases at Tropicana Evansville offset a 1.9% decline in gaming revenue at Lumière Place for the year ended December 31, 2016, where a hotel renovation project which commenced in July 2016 significantly impacted business levels within the casino in the second half of the year, offsetting improvements gained in the first half of the year as a result of strategic marketing efforts aimed at increasing customer volumes. The average daily room rate for the year ended December 31, 2016 in the Central region was $140, compared to $134 for the year ended December 31, 2015. For the year ended December 31, 2016, the occupancy rate, as calculated excluding the rooms that were out of service due to the renovations at HoteLumière, was 80%, compared to 78% occupancy for the year ended December 31, 2015; however, when calculated based on the total rooms at HoteLumière, our occupancy rate in the Central region was 73% for 2016.

In the West region, net revenues were $110.2 million for the year ended December 31, 2016, an increase of $5.5 million, or 5.3%, compared to the year ended December 31, 2015. The increase was primarily driven by increases in casino revenues within the region, which in turn were driven by a 1.4% increase in slot volumes and a 4.0% increase in table games volume in 2016 over 2015. In addition, the table hold in the West region of 21.0% in 2016 was 2.6 points higher than the 18.4% hold in 2015. Casino revenues for the Laughlin and the South Lake Tahoe markets, as reported for the year 2016, increased 1.2% and 5.2%, respectively, over the year 2015, with improvements in part attributable to lower gas prices during the year prompting increased tourism travel in this region. In addition, property renovations completed at MontBleu in late 2015 contributed to the improved casino results in 2016. Hotel and food and beverage revenues in the West region also increased 14.3% and 4.7%, respectively, in 2016 over 2015, with increases attributable to the increased customer volumes through the properties. The average daily room rate for the West region was $55 for the year ended December 31, 2016 compared to $51 for the year ended December 31, 2015. The occupancy rate for the each of the years ended December 31, 2016 and 2015 at our properties in the West region was 56%.
In the South region, net revenues were $99.3 million for the year ended December 31, 2016, an increase of $3.6 million, or 3.8%, compared to the year ended December 31, 2015. Although gross gaming revenues (before the deductions for free play redeemed by gaming customers) in the region increased 2.0% in 2016 over 2015, resulting from a 2.1% increase in slot volumes, slot free play redeemed increased 9.4% in 2016 over 2015; as a result, total net casino revenues were only slightly higher in 2016 over 2015. In the first half of 2016, casino volumes at Belle of Baton Rouge were negatively impacted by declines in the local economy which were driven by low oil and gas prices resulting in layoffs in that industry which is a major employer in southern Louisiana. Casino volumes were further impacted by civil unrest in Baton Rouge and damaging rain and flooding in the area in the early third quarter of 2016; however, the recovery efforts for the flooding, which resulted in an influx of federal aid workers and building contractors into the area starting in late August 2016, positively impacted gaming and non-gaming revenues for the remainder of the year. Timeshare sales at the Tropicana Aruba property, which commenced in late 2015, were $3.3 million in 2016, compared to $0.4 million in 2015. The occupancy rate at our properties in the South region was 78% and 70% for the years ended December 31, 2016 and 2015, respectively. The average daily room rate for the South region was $78 and $79 for the years ended December 31, 2016 and 2015, respectively.
Net revenues for Corporate and other for the year ended December 31, 2016 of $3.6 million represents the management fee earned as a result of our management of the Taj Mahal, which is a related party of the Company.
Operating Income
In the East region, the operating income for the year ended December 31, 2016 was $21.3 million, a $9.6 million decrease compared to the year ended December 31, 2015. Although net revenues in the East region increased $21.8 million in 2016 over 2015, expenses such as depreciation and CRDA reserves also increased, offsetting the improvement in revenues. Depreciation expense at Tropicana AC increased $5.9 million in 2016 over 2015, primarily due to the renovation projects completed in those years. Also in 2016, total expense associated with increases in CRDA reserves was $8.7 million, reflecting a $10.7 million increase as compared to a net reduction in expense in 2015 related to changes in CRDA reserves of $2.0 million. In addition, variable operating expenses such as gaming taxes, payroll costs and promotional and advertising costs also increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015.
In the Central region, the operating income for the year ended December 31, 2016 was $48.1 million, a $5.6 million increase compared to the year ended December 31, 2015. The improvement in operating income in the Central region in 2016 was due to the increase in net revenues, as previously discussed, combined with lower depreciation expense in the region, principally at Lumière Place, where most of the furniture, fixtures and equipment that were acquired with the Lumière acquisition in 2014 was assigned a two year remaining life, and were fully depreciated in early 2016. In addition, operating income for 2016 at Lumière Place includes a $1.0 million gain on insurance proceeds for an insurance payment received.
In the West region, the operating income for the year ended December 31, 2016 was $13.4 million, a $2.0 million increase compared to the year ended December 31, 2015. Although net revenue in the West region improved by $5.5 million, as previously discussed, this increase was partially offset by higher expenses, primarily a $2.8 million increase in depreciation expense resulting from the renovation project that was completed at MontBleu in late 2015 and other capital projects at Tropicana Laughlin that were completed in 2016.
In the South region operating income for the year ended December 31, 2016 was $8.6 million, a $0.8 million increase compared to the year ended December 31, 2015. Although net revenues in this region increased $3.6 million in 2016 over 2015, increased expenses at Tropicana Aruba partially offset the improvement in revenues. The increase in expenses included costs associated with accounting for timeshare sales at Tropicana Aruba, as well as an increase in bad debt reserves at the property of $0.7 million for a deposit for furniture that was ordered but never received and $0.2 million for a receivable from a third party facilitator of online reservations who sent out notifications in October 2016 that they were ceasing operations and liquidating their assets.

The Corporate and other operating loss of $15.4 million for the year ended December 31, 2016, was $1.1 million lower than the operating loss for the year ended December 31, 2015, primarily due to management fee revenue earned as a result of our management of the Taj Mahal, as previously discussed, offset partially by higher expenses, principally higher incentive costs resulting from the improved consolidated operating results for 2016, together with an accrual for the long term incentive program that was adopted in 2016.
Interest Expense
Interest expense for the years ended December 31, 2016 and 2015 was $12.7 million and $12.3 million, respectively. The interest expense for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 primarily due to higher capitalization of interest in 2015 related to ongoing construction projects. The Term Loan Facility, which was funded in November 2013, accrues interest at a floating rate, which was 4.0% per annum at each of December 31, 2016 and 2015. Cash paid for interest, net of amounts capitalized, was $11.7 million and $11.5 million for the years ended December 31, 2016 and 2015, respectively. The increase in cash paid for interest was attributable to the higher capitalization of interest in 2015, as discussed. Interest expense also includes $1.0 million of amortization of debt issuance costs and discounts for the each of the years ended December 31, 2016 and 2015.
Predecessor Claim Settlements
In July 2016, the Bankruptcy Court approved a settlement agreement related to the Predecessors, which resulted in the Company receiving a payment of $3.1 million related to certain professional fees previously paid by the Company. This amount was recognized as a one-time gain in 2016.
Income Taxes
Income tax expense was $23.7 million for the year ended December 31, 2016 and our effective income tax rate was 35.2%. The difference between the federal statutory rate of 35% and the effective tax rate for the year ended December 31, 2016 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), valuation allowances and other permanent differences. For the year ended December 31, 2015, income tax expense was $27.1 million and our effective tax rate was 42.0%. The difference between the federal statutory rate of 35% and the effective tax rate for the year ended December 31, 2015 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.
Year ended December 31, 2015 compared to year ended December 31, 2014
The following table presents detail of our net revenues (in thousands):

	Year ended December 31,
	2015	2014
Revenues:
Casino	$640,793	$592,467
Rooms	121,666	113,890
Food and beverage	107,174	103,319
Other	29,350	26,594
Gross revenues	898,983	836,270
Less promotional allowances	(87,506)	(89,609)
Net revenues	$811,477	$746,661

The following table sets forth certain information concerning our results of operations by region (dollars in thousands):

	Year ended December 31,
	2015	2014
Net revenues:
East	$322,309	$303,079
Central	288,882	247,784
West	104,610	103,147
South	95,676	92,651
Corporate and other	—	—
Total net revenues	$811,477	$746,661
Operating income:
East	$30,932	$44,121
Central	42,529	30,119
West	11,405	13,564
South	7,801	10,337
Corporate and other	(16,443)	(27,018)
Total operating income	$76,224	$71,123
Operating income margin(a):
East	9.6%	14.6%
Central	14.7%	12.2%
West	10.9%	13.2%
South	8.2%	11.2%
Total operating income margin	9.4%	9.5%
__________________________________________________________________________
(a)    Operating income margin is operating income as a percentage of net revenues.
Net Revenues
During 2014, four casino properties in the Atlantic City market ceased operating. Based on reported data, the Atlantic City casino market experienced a decline in casino revenue (including revenue from internet gaming, which commenced in 2013) of 6.5% in the year ended December 31, 2015 from 2014, due in part to these closures and the continued competitive pressures from the competing gaming markets. At Tropicana AC, total net revenues were $322.3 million for the year ended December 31, 2015, an increase of $19.2 million, or 6.3%, compared to the year ended December 31, 2014. The increased net revenues for Tropicana AC were primarily driven by a $15.2 million increase in casino revenues, resulting from increased customer volumes due, in part, to the competitor closings, but also attributable to other factors, including a $5.3 million increase in revenue from internet gaming. In addition to the increase in internet gaming revenues, Tropicana AC casino revenues were positively impacted by a 3.6% increase in slot volumes, a 7.7% increase in table games volumes and a 9.4% reduction in the amount of promotional slot play redeemed, partially offset by a 1.1 percentage point decrease in the table hold percentage for the year ended December 31, 2015 as compared to 2014. Hotel revenues at Tropicana AC also increased due to higher occupancy rates and average room rates in the year ended December 31, 2015. The average daily room rate increased to $89 from $87 for the years ended December 31, 2015 and 2014, respectively. The occupancy rate for the year ended December 31, 2015 was 79%, up from 77% for the prior year period. A capital renovation project completed at Tropicana AC in 2015, which included hotel room and casino floor renovations, boardwalk facade renovations and the opening of a new fitness center contributed to the increased customer volumes and revenues.
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

In the West region, net revenues were $104.6 million for the year ended December 31, 2015, an increase of $1.5 million, or 1.4%, compared to the year ended December 31, 2014. The increase was primarily driven by increases in casino revenues at Tropicana Laughlin, partially offset by lower casino revenues at MontBleu. Casino revenues at Tropicana Laughlin increased due to a 3.6% increase in slot volumes and a 4.1% increase in table game volumes, partially offset by a 6.4% increase in promotional slot play redeemed. Net revenues at Tropicana Laughlin increased $4.9 million for the year ended December 31, 2015 compared to the prior year primarily due to the increase in casino revenues, partially offset by marketing incentives given to our casino patrons which are recorded as a reduction in revenues. At MontBleu, net revenues decreased $3.4 million due to decreased customer visitation as a result of disruption from a hotel room and public area renovation project that was completed in 2015, in addition to increased competition from a nearby competing property that was purchased in early 2014, later renovated and reopened as a "Hard Rock" branded casino hotel in 2015. The average daily room rate for the West region was $51 for each of the years ended December 31, 2015 and 2014. The occupancy rate for the each of the years ended December 31, 2015 and 2014 at our properties in the West region was 56%.
In the South region, net revenues were $95.7 million for the year ended December 31, 2015, an increase of $3.0 million, or 3.3%, compared to the year ended December 31, 2014. Casino revenues for the South region increased $2.4 million, driven by a 12.4% increase in casino revenue at Tropicana Greenville, which completed its land-side gaming expansion in the fourth quarter of 2014. Slot volumes at Tropicana Greenville increased 11.0%, combined with a 19.3% increase in table games drop, partially offset by a 1.3 percentage point decline in the table games hold for the year ended December 31, 2015 as compared to the prior year. Net revenues at the Belle of Baton Rouge decreased $0.5 million for the year ended December 31, 2015, primarily due to a 4.2% decrease in slot volumes and a 1.7% decrease in table games volumes, combined with a 2.3 percentage point decline in the table games hold, offset by a reduction in promotional slot play in 2015 as compared to 2014. Casino revenues at Tropicana Aruba also increased in 2015 over 2014, primarily as a result of a renovation project in the prior year, which resulted in the closure of the casino from October 2014 through February 2015. Timeshare sales at the Tropicana Aruba property commenced in late 2015, resulting in approximately $0.4 million of timeshare sales for the year. However, hotel revenues in 2015 at Tropicana Aruba were lower than in 2014, primarily due to decreased visitation from the Venezuelan market, which has impacted the number of room nights generated from that market. The occupancy rate at our properties in the South region was 70% and 71% for the years ended December 31, 2015 and 2014, respectively. The average daily room rate for the South region was $79 and $80 for the years ended December 31, 2015 and 2014, respectively.
Operating Income
In the East region, the operating income for the year ended December 31, 2015 was $30.9 million, a $13.2 million decrease compared to the year ended December 31, 2014. In 2014, we received a $31.7 million cash payment to satisfy a property tax settlement in Atlantic City, which was recorded as a gain in Property tax settlement during 2014. Absent this gain, operating income for the year ended December 31, 2015 would have increased $18.5 million over the year ended December 31, 2014.
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
In the South region, operating income for the year ended December 31, 2015 was $7.8 million, a $2.5 million decrease compared to the year ended December 31, 2014. This decrease is primarily due to a gain on insurance recoveries of $4.4 million, net of expenses and write-downs, in the year ended December 31, 2014. Absent the gain on insurance recoveries, operating income in the South region for the year ended December 31, 2015 would have increased $1.9 million over 2014, due to the increased net revenues at Tropicana Greenville, as previously discussed, combined with an increase in operating income at the Belle of Baton Rouge resulting from lower operating expenses which offset the decrease in net revenue at the property; these improvements were offset by a decline in operating income at Tropicana Aruba due to the decrease in revenues, combined with an increase in operating expenses at the property.
Corporate expenses were $16.4 million for the year ended December 31, 2015, a $10.6 million decrease from the year ended December 31, 2014. The difference between years was driven primarily by a $9.1 million goodwill impairment recognized during the year ended December 31, 2014. The impairment related to Tropicana AC's goodwill carrying value exceeding its fair value.
Interest Expense
Interest expense for the years ended December 31, 2015 and 2014 was $12.3 million and $12.9 million, respectively. The interest expense for the year ended December 31, 2015 decreased compared to the year ended December 31, 2014 primarily due the decrease in the outstanding principal on the Term Loan Facility combined with higher capitalization of interest in 2015 related to ongoing construction projects. The Term Loan Facility, which was funded in November 2013, accrues interest at a floating rate, which was 4.0% per annum at each of December 31, 2015 and 2014. Cash paid for interest was $11.5 million and $11.8 million for the years ended December 31, 2015 and 2014, respectively. The decrease in cash paid for interest was attributable to the decrease in outstanding principal on the Term Loan Facility. Interest expense also includes $1.0 million of amortization of debt issuance costs and discounts for the each of the years ended December 31, 2015 and 2014.
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
Discontinued Operations
On July 1, 2014, we entered into and closed an asset purchase agreement to sell substantially all of the assets associated with the operation of River Palms for $6.8 million in cash and the assumption of certain liabilities. Concurrently with the execution and closing of the asset purchase agreement, we leased back River Palms. We terminated the lease and discontinued operations at River Palms in September 2014. The sale resulted in a loss of $0.2 million which is included in the loss from discontinued operations for the year ended December 31, 2014. The results of operations of River Palms are presented as discontinued operations in the accompanying consolidated statements of income for the year ended December 31, 2014.
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

Our material cash requirements for 2017 are expected to include (i) principal and interest payments related to our Term Loan Facility of $3.0 million and $11.8 million, respectively, (ii) capital maintenance expenditures expected to be approximately $31 million, (iii) growth capital expenditures expected to be approximately $22 million, (iv) expenditures related to the Company's $50 million commitment to develop a landside gaming facility at Tropicana Evansville, estimated to be approximately $45 million in 2017, and (v) minimum lease payments under our operating leases of $8.7 million. Except for the commitment to spend $50 million of capital renovation at Tropicana Evansville required by the Sixth Amendment, the majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.
The following table summarizes our historical cash flows (in thousands):

	Year ended December 31,
	2016	2015
Cash Flow Information:
Net cash provided by operating activities	$133,732	$103,605
Net cash used in investing activities	(72,198)	(80,840)
Net cash used in financing activities	(38,809)	(1,305)
Net increase in cash and cash equivalents	$22,725	$21,460
During the year ended December 31, 2016, our operating activities provided $133.7 million in cash compared to $103.6 million in 2015. The improvement in cash flow from operations over 2015 resulted from higher net income, combined with the elimination of higher non-cash expenses such as depreciation and changes in investment reserves. Cash paid for interest, net of amounts capitalized, was $11.7 million for the year ended December 31, 2016 compared to $11.5 million for the year ended December 31, 2015; this variance primarily resulted from higher capitalization of interest in 2015.
Net cash used in investing activities in the year ended December 31, 2016 consisted primarily of $71.7 million used for capital expenditures and $5.9 million of restricted cash, partially offset by $3.0 million of proceeds from Approved CRDA Project Funds, $1.0 million of insurance proceeds and proceeds from the cancellation of Ruby Seven preferred stock. Net cash used in investing activities in the year ended December 31, 2015 consisted primarily of $94.1 million used for capital expenditures partially offset by $15.2 million of proceeds from Approved CRDA Project Funds. Capital expenditures primarily relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.
Net cash used in financing activities in the year ended December 31, 2016 consisted primarily of $3.0 million repayments on the Term Loan Facility and $42.8 million used for the buy back of TEI common stock under the Stock Repurchase Program, as further described below, together with a $0.5 million increase in restricted cash to collateralize letters of credit, offset by proceeds of $7.6 million previously classified as restricted cash for certain bankruptcy related professional fee liabilities. Net cash used in financing activities in the years ended December 31, 2015 consisted primarily of $3.0 million repayments on the Term Loan Facility, offset by proceeds of amounts previously classified as restricted cash.
Credit Facilities
In November 2013, we entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). Commencing on December 31, 2013, the Term Loan Facility requires quarterly principal payments of $750,000, with any remaining balance payable on the final maturity date of the Term Loan Facility, which is November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018.

A portion of the net proceeds from the Credit Facilities were used to repay in full the principal amounts outstanding under the then existing credit facilities along with accrued and unpaid interest. The then-existing credit facilities were terminated effective as of November 27, 2013. A portion of the proceeds from the Credit Facilities was also used to finance our previously announced acquisition of Lumière Place, which was completed in April 2014.

The Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The Revolving Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than

2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of December 31, 2016, the interest rate on the Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

At our election and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.

The Term Loan Facility may be prepaid at our option at any time without penalty (other than customary LIBO Rate breakage fees). We are required to make mandatory payments of the Credit Facilities with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if our total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights).

Our interest expense for the years ended December 31, 2016 and 2015 was $12.7 million and $12.3 million, respectively, which includes $1.0 million of amortization of the related debt discount and debt issuance costs for each of the years ended December 31, 2016 and 2015. The increase in interest expense in 2016 compared to 2015 is primarily attributable to higher capitalization of interest in 2015 related to ongoing construction projects.
Stock Repurchase Program
On July 31, 2015 our Board of Directors authorized the repurchase of up to $50 million of our outstanding stock with no set expiration date. On February 22, 2017, our Board of Directors authorized the repurchase of an additional $50 million of our outstanding common stock, for the repurchase of an aggregate amount of up to $100 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by the Board of Directors or when all authorized repurchases are completed. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program.
As of December 31, 2016, we have repurchased 1,677,988 shares of our stock under the Stock Repurchase Program. The repurchased shares were subsequently retired. As of the date of this report, there have not been any subsequent repurchases of stock under the Stock Repurchase Program.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations
The following table summarizes our material future contractual obligations as of December 31, 2016 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt (a)	$3,000	$6,000	$281,250	$—	$290,250
Estimated interest payment on debt (b)	11,725	23,084	10,306	—	45,115
Operating leases	8,738	24,825	10,062	35,853	79,478
Purchase obligations (c)	64,962	2,577	160	—	67,699
Total	$88,425	$56,486	$301,778	$35,853	$482,542
_______________________________________________________________________________

(a)	The Term Loan Facility provides for a stated maturity date of November 2020.

(b)	Estimated interest payment on debt is based on principal amounts outstanding and the interest rate at December 31, 2016 and required principal payments through the maturity of the debt.

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
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations or under fresh-start reporting. In accordance with accounting guidance related to goodwill and other intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets at the reporting unit level in the fourth quarter of each year and in certain situations between those annual dates if events occur or circumstances change indicating potential impairment. We have the option to begin with a qualitative assessment, commonly referred to as Step 0, to determine whether it is more likely than not that the reporting units fair value is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If we determine the reporting units are not at risk of failing the qualitative assessment, no further impairment testing is required.
Our annual impairment testing for goodwill is performed at the reporting unit level and each of our casino properties is considered to be a reporting unit. The annual quantitative goodwill impairment testing, if applicable, utilizes a two-step process. In the first step, we compare the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with indications provided by the current valuation multiples of comparable publicly traded companies. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, then the goodwill of the reporting unit is considered impaired and the Company proceeds to the second step of the goodwill impairment test to quantify the amount of goodwill impairment, if any. In the second step, we determine the implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Our indefinite-lived intangible assets, which include our "Tropicana" trade name and certain gaming licenses, are not subject to amortization but are tested for impairment annually. A qualitative assessment of indefinite-lived assets may be performed to determine whether it is necessary to perform the quantitative impairment test. The annual quantitative impairment test for indefinite-lived intangible assets, if applicable, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of the trade name is estimated using the relief from royalty method, a form of both the income approach and the market approach, which is a function of prospective revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee, and a discount rate. The fair value of our indefinite-lived gaming licenses are estimated using the Greenfield method of the discounted cash flow approach which is the function of the cost to build a new casino operation, the build out period, projected cash flows attributed to the casino once operational, and a discount rate.
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
CRDA Investment
The New Jersey Casino Reinvestment Development Authority ("CRDA") deposits made by Tropicana AC are carried at fair value. The CRDA deposits are recorded at fair value and used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. An allowance is established, unless there is an agreement with the CRDA for a return of the deposit at full face value, by a charge to the statement of operations as part of general and administrative expense. If the CRDA deposits are used to purchase CRDA bonds, the allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the allowance is transferred to those investments. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less any adjustments for other than temporary impairments.
As a result of the NJ PILOT Law, which was enacted in May 2016, the portion of investment alternative tax payments made by casino operators which are deposited with the CRDA and which have not been pledged for the payment of bonds issued by the CRDA will be allocated to the State of New Jersey for purposes of paying debt service on bonds previously issued by Atlantic City. That portion of the deposits which will be allocated to the State of New Jersey are no longer recorded as an investment with a corresponding allowance, but are charged directly to general and administrative expenses.
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
Revenue Recognition and Promotional Allowances
Casino revenue represents the difference between wins and losses from gaming activities, and is reported net of cash and free play incentives redeemed by customers. Room, food and beverage and other operating revenues are recognized at the time the goods or services are provided. The Company collects taxes from customers at the point of sale on transactions subject to sales and other taxes. Revenues are recorded net of any taxes collected. The majority of the Company's casino revenue is counted in the form of cash and chips and, therefore, is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. Promotional allowances also includes accruals for incentives earned in our Programs for points that may be redeemed for free play or cash, as described above.
Timeshare Sales
The Company accounts for sales of timeshare intervals at the Tropicana Aruba in accordance with Accounting Standards Codification ("ASC") 978, Real Estate - Time Sharing Activity. Sales of timeshare intervals, the majority of which are sold under a credit arrangement, are recorded net of an estimated allowance for bad debt. Costs associated with the timeshare units, including building and renovation costs, furniture, fixtures and equipment, and other costs directly attributable to the timeshare units are recorded as timeshare inventory. In addition, revenue generated from the daily rental of the designated timeshare units is recorded as a reduction of the timeshare inventory, as opposed to hotel revenue. A cost of sales is calculated using the total timeshare inventory as a percentage of the potential total timeshare interval sales, and a portion of the inventory is recorded as cost of sales expense as each timeshare interval is sold.

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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary market risk exposure is in the area of interest rate risk. We incur interest expense on borrowings outstanding under the Credit Facilities. Our debt under the Credit Facilities consists primarily of the Term Loan Facility and the Revolving Facility. The obligations under the Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the LIBO Rate (as defined in the Term Loan Facility) (subject to a 1.00% floor); plus (b) a margin of 3.00%; or (ii) the sum of: (a) the alternate base rate (as defined in the Term Loan Facility) (subject to a 2.00% floor); plus (b) a margin of 2.00%; such that, in either case, the applicable interest rate shall not be less than 4.00%. The Revolving Facility, which has no amounts outstanding at December 31, 2016, accrues interest at a per annum rate equal to either, at the Company’s option (with limited restrictions), the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). An additional 2% default rate also applies in certain instances described in the Term Loan Facility. As of December 31, 2016, the interest rate was 4.0%. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.
Based on our borrowings at December 31, 2016, assuming a 1% increase over the 4.0% floor specified in our Term Loan Facility, our annual interest cost would increase $2.9 million.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is contained in the financial statements listed in Item 15(a) of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of December 31, 2016. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported in the time periods specific in the Securities and Exchange Commission's rules and forms.
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
Management is required to base its assessment on the effectiveness of our internal control over financial reporting on a suitable, recognized control framework. Management has utilized the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of internal control over financial reporting, which is a suitable framework as recognized by the Public Company Accounting Oversight Board (“PCAOB”).
Our management has performed an assessment according to the 2013 Internal Control-Integrated Framework established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2016, is effective.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Tropicana Entertainment Inc.

We have audited the internal control over financial reporting of Tropicana Entertainment Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Reno, Nevada
February 24, 2017

ITEM 9B.    OTHER INFORMATION
On July 31, 2015, our Board of Directors authorized a Stock Repurchase Program pursuant to which the Company may, from time to time, repurchase up to $50 million of the Company's common stock. On February 22, 2017, our Board of Directors authorized the repurchase of an additional $50 million of our outstanding common stock, for the repurchase of an aggregate amount of up to $100 million of our outstanding common stock. As part of the Stock Repurchase Program, and subject to the terms of the Company's credit facility, shares may be repurchased in open market transactions, including through block purchases, through privately negotiated transactions, pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the "Exchange Act"), through tender offers or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, on terms to be determined from time to time.
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
As of December 31, 2016, the Company had repurchased 1,677,988 shares of our common stock at a total cost of $42.8 million under the Stock Repurchase Program.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

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
MontBleu Lease Amendment No. 4 by and between the Edgewood Companies, a Nevada corporation formerly known as Park Cattle Co., and Columbia Properties Tahoe, LLC, made effective October 1, 2014. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.8
Equity Interest Purchase Agreement, dated as of August 16, 2013, by and among Tropicana St. Louis LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, PNK (STLH), LLC, Casino Magic, LLC and Pinnacle Entertainment, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 21, 2013)

10.9
Limited Guarantee, dated as of August 16, 2013, by Tropicana Entertainment Inc. in favor of Pinnacle Entertainment, Inc. and Casino Magic, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 21, 2013)

10.10
Credit Agreement by and among Tropicana Entertainment Inc., the lenders party thereto from time to time, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint bookrunners and joint lead arrangers (Incorporated by reference to the Company's Current Report on Form 8-K dated November 27, 2013)

10.11
Management Services Agreement dated as of March 1, 2016 by and between TEI Management Services LLC, IEH Investments I, LLC and Trump Taj Mahal Associates, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016)

10.12	Tropicana Entertainment Inc. Severance Pay Plan, effective as of January 1, 2016. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for period ended March 31, 2016)
10.13	Tropicana Entertainment Inc. Performance Incentive Plan. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2016) #
10.13(A)	Tropicana Entertainment Inc. Performance Incentive Plan Performance Award Agreement. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016) #
10.13(B)
Tropicana Entertainment Inc. Management Incentive Plan Performance under the Tropicana Entertainment Inc. Performance Incentive Plan. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016) #

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

TROPICANA ENTERTAINMENT INC.

Date:	February 24, 2017	By:	/s/ THERESA GLEBOCKI
		Name:	Theresa Glebocki
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY P. RODIO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
Anthony P. Rodio

/s/ THERESA GLEBOCKI	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2017
Theresa Glebocki

/s/ KEITH COZZA	Director	February 24, 2017
Keith Cozza

/s/ DANIEL A. CASSELLA	Director	February 24, 2017
Daniel A. Cassella

/s/ HUNTER C. GARY	Director	February 24, 2017
Hunter C. Gary

/s/ WILLIAM A. LEIDESDORF	Director	February 24, 2017
William A. Leidesdorf

/s/ DANIEL H. SCOTT	Director	February 24, 2017
Daniel H. Scott

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Tropicana Entertainment Inc.

We have audited the accompanying consolidated balance sheets of Tropicana Entertainment Inc. (and subsidiaries) (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tropicana Entertainment Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Reno, Nevada
February 24, 2017

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$239,615	$216,890
Restricted cash	14,842	14,455
Receivables, net	31,997	22,068
Inventories	7,485	6,726
Prepaid expenses and other assets	12,041	11,893
Total current assets	305,980	272,032
Property and equipment, net	764,282	760,820
Goodwill	15,857	15,857
Intangible assets, net	73,891	74,295
Investments	17,161	26,323
Deferred tax assets, net	122,956	144,742
Long-term prepaid rent and other assets	24,908	18,804
Total assets	$1,325,035	$1,312,873

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Accounts payable	38,975	33,568
Accrued expenses and other current liabilities	86,155	77,836
Total current liabilities	128,130	114,404
Long-term debt, net	283,825	285,946
Other long-term liabilities	6,331	6,207
Deferred tax liabilities	3,244	3,524
Total liabilities	421,530	410,081
Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 24,634,512 and 26,312,500 shares issued and outstanding at December 31, 2016 and 2015, respectively	246	263
Additional paid-in capital	557,545	600,359
Retained earnings	345,714	302,170
Total shareholders' equity	903,505	902,792
Total liabilities and shareholders' equity	$1,325,035	$1,312,873

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenues:
Casino	$666,047	$640,793	$592,467
Room	129,124	121,666	113,890
Food and beverage	107,455	107,174	103,319
Other	30,988	29,350	26,594
Management fee from related party	3,583	—	—
Gross revenues	937,197	898,983	836,270
Less promotional allowances	(90,045)	(87,506)	(89,609)
Net revenues	847,152	811,477	746,661
Operating costs and expenses:
Casino	287,715	278,532	271,857
Room	45,041	43,625	41,159
Food and beverage	51,975	54,594	50,283
Other	19,136	18,941	16,845
Marketing, advertising and promotions	68,701	61,357	57,819
General and administrative	160,852	142,942	143,744
Maintenance and utilities	70,395	71,320	70,512
Depreciation and amortization	67,502	63,036	50,457
Impairment charges, other write-downs and recoveries	(211)	906	(4,484)
Goodwill impairment	—	—	9,071
Property tax settlement	—	—	(31,725)
Total operating costs and expenses	771,106	735,253	675,538
Operating income	76,046	76,224	71,123
Other income (expense):
Interest expense	(12,678)	(12,348)	(12,873)
Interest income	726	616	1,957
Predecessor claim settlements	3,100	—	52,680
Total other income (expense)	(8,852)	(11,732)	41,764
Income from continuing operations before income taxes	67,194	64,492	112,887
Income tax benefit (expense)	(23,650)	(27,092)	140,009
Income from continuing operations	43,544	37,400	252,896
Loss from discontinued operations, net	—	—	(1,629)
Net income	$43,544	$37,400	$251,267

Basic and diluted income per common share:
Income from continuing operations	$1.68	$1.42	$9.61
Loss from discontinued operations, net	—	—	(0.06)
Net income per common share	$1.68	$1.42	$9.55

Weighted-average common shares outstanding:
Basic and diluted	25,944	26,313	26,313

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances, December 31, 2013	$263	$600,359	$13,503	$614,125
Net income	—	—	251,267	251,267
Balances, December 31, 2014	263	600,359	264,770	865,392
Net income	—	—	37,400	37,400
Balances, December 31, 2015	263	600,359	302,170	902,792
Repurchase of TEI common stock	(17)	(42,814)	—	(42,831)
Net income	—	—	43,544	43,544
Balances, December 31, 2016	$246	$557,545	$345,714	$903,505

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$43,544	$37,400	$251,267
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operations	—	—	233
Gain on insurance recoveries	(1,016)	—	(5,610)
Change in investment reserves	6,571	(2,017)	1,606
Restricted cash funded	(1,512)	(105)	(305)
Depreciation and amortization (including discontinued operations)	67,502	63,036	50,457
Amortization of debt discount and debt issuance costs	1,005	1,011	1,025
Impairment charges, loss on disposition of assets and other write-downs	805	906	1,082
Goodwill impairment	—	—	9,071
Insurance proceeds from business interruption	—	—	1,250
Deferred income tax	21,506	17,883	(178,760)
Changes in operating assets and liabilities:
Receivables, net	(9,929)	645	1,655
Inventories, prepaids and other assets	(907)	2,533	(1,613)
Accrued interest	(13)	(137)	1,182
Accounts payable, accrued expenses and other liabilities	10,230	(5,579)	4,846
Long term prepaid rent and other noncurrent assets and liabilities, net	(4,054)	(11,971)	5,049
Net cash provided by operating activities	133,732	103,605	142,435
Cash flows from investing activities:
Additions of property and equipment	(71,674)	(94,059)	(80,554)
Approved CRDA Project Funds received	3,035	15,248	—
Restricted cash (capital reserve)	(5,897)	—	—
Insurance proceeds	1,016	—	5,200
Proceeds from sale of discontinued operations	—	—	6,750
Proceeds from disposal of investment	798	—	—
Lumière Place acquisition, net of $11,015 cash acquired	—	—	(237,317)
Other	524	(2,029)	2,916
Net cash used in investing activities	(72,198)	(80,840)	(303,005)
Cash flows from financing activities:
Payments on debt	(3,000)	(3,000)	(3,000)
Repurchase of TEI common stock	(42,831)	—	—
Restricted cash	7,022	1,695	107
Net cash used in financing activities	(38,809)	(1,305)	(2,893)
Net increase (decrease) in cash and cash equivalents	22,725	21,460	(163,463)
Cash and cash equivalents related to assets held for sale	—	—	2,138
Cash and cash equivalents, beginning of period	216,890	195,430	356,755
Cash and cash equivalents, end of period	$239,615	$216,890	$195,430

Supplemental cash flow disclosure (including discontinued operations):
Cash paid for interest, net of interest capitalized	$11,691	$11,468	$11,830
Cash paid for income taxes	7,080	16,607	32,178
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	6,293	2,784	8,213

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
Organization
Tropicana Entertainment Inc. (the "Company," "TEI," "we," "us," or "our"), a Delaware corporation, is an owner and operator of regional casino and entertainment properties located in the United States and one hotel, timeshare and casino resort located on the island of Aruba. In April 2014, the Company acquired Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière Place") for a cash purchase price of approximately $261.3 million, which included an adjustment for working capital as of the acquisition date (see Note 3 - Lumière Place Acquisition for further discussion). We also provide management services to the Taj Mahal Casino Hotel property in Atlantic City ("Taj Mahal"), which is a related party to the Company, that was closed in October 2016. The Company's United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. The Company views each property as an operating segment which it aggregates by region in order to present its reportable segments: (i) East, (ii) Central, (iii) West and (iv) South. The current operations of the Company, by region, include the following:

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

•
South—Belle of Baton Rouge Casino and Hotel ("Belle of Baton Rouge") located in Baton Rouge, Louisiana; Trop Casino Greenville ("Tropicana Greenville") located in Greenville, Mississippi; and Tropicana Aruba Resort & Casino ("Tropicana Aruba") located in Palm Beach, Aruba.

In addition, the Company, through our wholly-owned subsidiary, TropWorld Games LLC, operates an online social gaming site. The operating results of all other subsidiaries of the Company are reported under the heading of "Corporate and other" as they have been determined to not meet the aggregation criteria as separately reportable segments.
In addition, in July 2014 the Company sold and concurrently leased back River Palms located in Laughlin, Nevada and by September 2014 had terminated the lease and discontinued its operations at the property. River Palms is presented as discontinued operations in the accompanying consolidated statement of income for the year ended December 31, 2014 (see Note 18 - Discontinued Operations for further discussion).
Background
The Company was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries pursuant to their plan of reorganization under Chapter 11 of Title 11 of the United States Code. The Company also acquired Columbia Properties Vicksburg ("CP Vicksburg"), JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("CP Laughlin Realty", collectively with CP Vicksburg and JMBS Casino, the "Affiliate Guarantors"), all of which were part of the same plan of reorganization (the "Plan") as TEH (collectively, the "Predecessors"). In addition, the Company acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, pursuant to an amended and restated asset purchase agreement, including Tropicana AC. The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time the Company acquired Adamar and several of the Predecessors' gaming properties and related assets. Adamar was not a party to the Predecessors' bankruptcy. Prior to March 8, 2010, the Company conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.
Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company acquired the Predecessors in exchange for (i) the issuance of 12,098,053 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), and warrants to purchase an additional 3,750,000 shares of Common Stock (the "Ordinary Warrants") in accordance with the Plan and (ii) the entering into new debt in accordance with the Plan, which included the issuance to certain lenders of warrants to purchase an additional 1,312,500 shares of the Company's Common Stock at $0.01 per share (the "Penny Warrants"). As a result of the reorganization the Company also applied fresh-start reporting. Additionally, on the Effective Date, certain subsidiaries of the Company acquired Tropicana AC, and the lenders under the TEH senior secured credit facility each received their pro rata share of 12,901,947 shares of the Company's Common

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock in exchange for their credit bid of $200.0 million (the "Credit Bid"). As a result, on the Effective Date, Carl C. Icahn, Chairman of the Company's Board of Directors, became the beneficial owner of approximately 47.5% of the Company's Common Stock. Since March 8, 2010, Mr. Icahn has increased his beneficial ownership to approximately 72.5% of the Company's Common Stock. See Note 15 - Stockholders' Equity for further discussion.
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
Restricted Cash
Restricted cash consists primarily of cash held in separate bank accounts designated for specific purposes. As of December 31, 2016 and December 31, 2015, $7.0 million and $6.5 million, respectively, was restricted to collateralize letters of credit. Also at December 31, 2016, $5.9 million was held in a separate bank account to be used for purchases of replacement furniture, fixtures and equipment at the Four Seasons Hotel St. Louis, as required by contract. In addition, at December 31, 2016, $1.2 million was held as restricted cash as required by the Nevada Gaming Control Board's bankroll requirements for MontBleu, $0.3 million was held as restricted cash as required by the Missouri Gaming Commission for estimated gaming tax liabilities and $0.5 million was held as restricted cash as required by the New Jersey Division of Gaming Enforcement ("NJDGE") for internet gaming patron deposits.
Also, at December 31, 2015, $7.6 million was restricted by the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") in connection with the reorganization of the Predecessors for the purpose of satisfying liabilities related to professional services incurred in connection with the Restructuring Transactions; this restricted cash was

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

released to the Company in March 2016 upon order of the Bankruptcy Court when it was determined that all professional services had been paid in full. Also, at December 31, 2015, $0.4 million was held as restricted cash as required by the NJDGE for internet gaming patron deposits.
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
The Company also accounts for inventories associated with the sale of Tropicana Aruba's timeshare intervals, in accordance with Accounting Standards Codification ("ASC") 978, Real Estate - Time Sharing Activity, as further discussed below.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations or under fresh-start reporting. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets at the reporting unit level in the fourth quarter of each year and in certain situations between those annual dates if events occur or circumstances change indicating potential impairment. The Company has the option to begin with a qualitative assessment, commonly referred to as Step 0, to determine whether it is more likely than not that the reporting units fair value is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines the reporting units are not at risk of failing the qualitative assessment, no further impairment testing is required.
The Company's annual impairment testing for goodwill is performed at the reporting unit level and each of its casino properties is considered to be a reporting unit. The annual quantitative goodwill impairment testing, if applicable, utilizes a two step process. In the first step, the Company compares the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with indications provided by the current valuation multiples of comparable publicly traded companies. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, then the goodwill of the reporting unit is considered impaired and the Company proceeds to the second step of the goodwill impairment test to quantify the amount of goodwill impairment, if any. In the second step, the Company determines the implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
The Company’s indefinite-lived intangible assets, which include its "Tropicana" trade name and certain gaming licenses, are not subject to amortization but are tested for impairment annually. A qualitative assessment of indefinite-lived assets may be performed to determine whether it is necessary to perform the quantitative impairment test. The quantitative annual impairment test for indefinite-lived intangible assets, if applicable, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of the trade name is estimated using the relief from royalty method, a form of both the income approach and the market approach, which is a function of prospective revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee, and a discount rate. The fair value of the Company’s indefinite-lived gaming licenses are estimated using the Greenfield method of the discounted cash flow approach which is the function of the cost to build a new casino operation, the build out period, projected cash flows attributed to the casino once operational, and a discount rate.
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
CRDA Investments
The New Jersey Casino Reinvestment Development Authority ("CRDA") deposits made by Tropicana AC are carried at fair value. The CRDA deposits are recorded at fair value and are used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. An allowance is established, unless there is an agreement with the CRDA for a return of the deposit at full face value, by a charge to the statement of operations as part of general and administrative expense. If the CRDA deposits are used to purchase CRDA bonds, the allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investments, the allowance is transferred to those investments. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less any adjustments for other than temporary impairments. See Note 9 - Investments for further information regarding the CRDA.
Debt Issuance Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective interest method.
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
The Company adopted this ASU during the three months ended March 31, 2016. The Company reclassified debt issuance costs from other assets, net to a reduction in long-term debt, net on the accompanying consolidated balance sheets. As of December 31, 2016 and 2015, the amount of debt issuance costs included as a reduction to long-term debt totaled $2.6 million and $3.3 million, respectively.
Self-Insurance Reserves
The Company is self-insured up to certain stop loss amounts for employee health coverage, workers' compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as estimated by management with the assistance of a third party claims administrator. In estimating these accruals, historical loss experience is considered and judgments are made about the expected levels of costs per claim. The Company believes its estimates of future liability are reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimates for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points. The Company had total self-insurance accruals of $10.0 million and $10.1 million reflected in its balance sheet for the years ended December 31, 2016 and 2015, respectively.
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
Customer Loyalty Program
The Company provides certain customer loyalty programs (the "Programs") at its casinos, which allow customers to redeem points earned from their gaming activity for cash, food, beverages, rooms or merchandise. Under the Programs, customers are able to accumulate points that may be redeemed in the future, subject to certain limitations and the terms of the Programs. The Company records a liability for the estimated cost of the outstanding points under the Programs that it believes will ultimately be redeemed. The estimated cost of the outstanding points under the Programs is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, the Company accrues this cost (after consideration of estimated redemption rates) as they are earned from gaming play, which is included in promotional allowances. For points that may only be redeemed for goods or services but cannot be redeemed for cash, the Company estimates the cost

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and accrues for this expense as the points are earned from gaming play, which is recorded as casino operating costs and expenses. At December 31, 2016 and 2015, the Company had $5.8 million and $5.6 million, respectively, accrued for the estimated cost of anticipated redemptions under the Programs.
Revenue Recognition and Promotional Allowances
Casino revenue represents the difference between wins and losses from gaming activities, and is reported net of cash and free play incentives redeemed by customers. Room, food and beverage and other operating revenues are recognized at the time the goods or services are provided. The Company collects taxes from customers at the point of sale on transactions subject to sales and other taxes. Revenues are recorded net of any taxes collected. The majority of the Company's casino revenue is counted in the form of cash and chips and, therefore, is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. Promotional allowances also includes accruals for incentives earned in our Programs for points that may be redeemed for free play or cash, as described above.
The amounts included in promotional allowances consist of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Room	$37,316	$35,118	$33,693
Food and beverage	46,287	45,525	46,914
Other	6,442	6,863	9,002
Total	$90,045	$87,506	$89,609
The estimated departmental costs and expenses of providing these promotional allowances, for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Room	$19,776	$18,988	$18,843
Food and beverage	40,075	40,167	43,201
Other	3,357	2,649	3,598
Total	$63,208	$61,804	$65,642
Timeshare Sales
The Company accounts for sales of timeshare intervals at the Tropicana Aruba in accordance with ASC 978, Real Estate - Time Sharing Activity. Sales of timeshare intervals, the majority of which are sold under a credit arrangement, are recorded net of an estimated allowance for bad debt. Costs associated with the timeshare units, including building and renovation costs, furniture, fixtures and equipment, and other costs directly attributable to the timeshare units are recorded as timeshare inventory. In addition, revenue generated from the daily rental of the designated timeshare units is recorded as a reduction of the timeshare inventory, as opposed to hotel revenue. A cost of sales is calculated using the total timeshare inventory as a percentage of the potential total timeshare interval sales, and a portion of the inventory is recorded as cost of sales expense as each timeshare interval is sold.
Gaming Taxes
The Company is subject to taxes based on gross gaming revenues, the number of gaming devices and/or the number of admissions in the jurisdictions in which the Company operates, subject to applicable jurisdictional adjustments. These gaming taxes are recognized in casino operating costs and expenses in the accompanying consolidated statements of income. Gaming taxes included in continuing operations totaled $116.8 million, $112.9 million and $104.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Advertising
The Company expenses advertising costs as incurred or the first time the advertising takes place. Advertising expense, included in continuing operations, which is generally recognized in marketing, advertising and promotions in the accompanying consolidated statements of income, was $21.0 million, $17.6 million and $20.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Adoption of New Accounting Pronouncements
The Company adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes on a prospective basis for the fiscal year ended December 31, 2015. This guidance, which was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted, required that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the Company's consolidated balance sheet.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued several other amendments during 2016 to FASB ASC Topic 606, Revenue from Contracts with Customers that include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations, licensing guidance, technical guidance and other narrow scope improvements.
Although the Company is currently assessing the impact the adoption of ASU No. 2014-09 will have on the Company's financial statements and related disclosures, we do believe it will result in a change in the reporting of complimentary revenues, which are currently reported at the gross amount, with a deduction in the form of promotional allowances to result in net revenues. Under the new standard, hotel, food and beverage and other revenues would be reported net of complimentary revenue. In addition, the new standard may result in a change in how we record the liabilities for points earned by our customers under our loyalty programs, resulting in a deferral of gaming revenue until the points are redeemed, as opposed to the current practice of recording a promotional allowance or expense for the outstanding liability.
In preparation for the adoption of ASU No. 2014-09, during the fourth quarter of 2016 we prepared an initial analysis to identify all revenue streams of the Company and when each source of revenue met the five requirements for revenue recognition. Although this review of revenue sources was preliminary, we do not believe that most of our revenue will be impacted by the adoption of this new standard. We continue to monitor updated guidance specific to issues which will impact the gaming industry in adopting this new standard. We have not determined the effect that the adoption of the new standard will have on our internal control over financial reporting or other changes in business processes, but will do so as we continue to analyze the revenue sources and updated guidance during 2017.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of right-of-use assets and lease liabilities, measured as the present value of the future minimum lease payments, by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. Early application is permitted. The Company is currently evaluating the impact of this guidance on the Company's financial position or results of operations.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which seeks to reduce the diversity currently in practice by providing guidance on the presentation of eight specific cash flow issues in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and should be applied retrospectively. The Company is currently evaluating the impact of this guidance on the Company's statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), which addresses the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, which could impact the accounting for current and deferred income taxes and related disclosures. The Company is currently evaluating the impact of adopting this guidance, if any, which will be effective for annual reporting periods after December 15, 2017, including interim reporting periods within those annual reporting periods.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends FASB ASC Topic 230, Statement of Cash Flows. This ASU requires that the statement of cash flows explain the change during the period of total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance on our consolidated statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends FASB ASC Topic 805, Business Combinations. This ASU provides guidance on what constitutes a business for purposes of applying FASB ASC Topic 805. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company does not believe that the adoption of this ASU will have a material impact on the Company’s financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which amends FASB ASC Topic 350, Intangibles - Goodwill and Other. This ASU simplifies the annual goodwill impairment testing by eliminating “Step 2” from the test, which, prior to the adoption of this ASU, requires comparing the implied fair value of goodwill with its carrying value. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. By eliminating “Step 2” from the goodwill impairment test, the quantitative analysis of goodwill will result in an impairment loss for the amount that the carrying value of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to the tested reporting unit. While this ASU reduces the complexity of goodwill impairment tests, it may result in significant differences in the recognition of goodwill impairment. For example, should the reporting unit fail “Step 1” of the impairment test but pass the current “Step 2” impairment test, the Company may have more impairments of goodwill under the new guidance. The Company intends to early adopt this ASU for our annual goodwill tests to be performed on testing dates beginning in 2017.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Consideration Transferred
The cash purchase price was approximately $261.3 million, which included an adjustment for working capital as of the acquisition date. The Company funded the net purchase price using cash, which included proceeds from the Credit Facilities issuance on November 27, 2013. Acquisition-related expense included in the accompanying consolidated statements of income for the year ended December 31, 2014 was $1.3 million.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Year ended December 31,
2014
Net Revenues	$787,656
Net Income	251,695
Basic and diluted net income per common share	$9.57
The pro forma results include adjustments to general and administrative expense to exclude the Company's non-recurring transaction costs related to the acquisition and to interest expense due to lower interest rates on the Credit Facilities issued to refinance the Company's existing debt and fund a portion of the purchase price. In addition, the pro forma results include adjustments to eliminate Lumière Place's historical impairment of assets which was recognized by Lumière Place in connection with the acquisition. Lastly, the pro forma results include adjustments to depreciation and amortization expense, based on the fair values of the property and equipment and definite life intangible assets acquired.
NOTE 4—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a summary of fair value measurements by level for certain assets measured at fair value on a recurring basis included in the accompanying consolidated balance sheets at December 31, 2016 and 2015 (in thousands):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets:
CRDA deposits, net	$—	$—	$1,202	$1,202
December 31, 2015
Assets:
CRDA deposits, net	$—	$—	$16,405	$16,405
Funds on deposit with the CRDA are held in interest bearing accounts by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value. As of December 31, 2016, the remainder of funds on deposit with the CRDA which are not attributable to the amended CRDA grant agreement, as discussed further in Note 9 - Investments, are classified in the fair value hierarchy as Level 3, and estimated using valuation allowances calculated based on market rates for similar assets and other information received from the CRDA. The fair value of the CRDA deposits as of December 31, 2015, classified in the fair value hierarchy as Level 3, are estimated using valuation allowances calculated based on market rates for similar assets and other information received from the CRDA.
The following table summarizes the changes in fair value of the Company's Level 3 CRDA deposits (in thousands):

	Year Ended December 31,
	2016	2015
Balance at January 1	$16,405	$24,384
Realized or unrealized losses	(5,826)	3,095
Additional CRDA deposits	2,540	4,321
CRDA Project Funds received	(3,035)	(14,194)
Purchases of CRDA investments	(3,052)	(1,201)
CRDA deposits attributable to amended CRDA grant agreement, net	(5,830)	—
Balance at December 31	$1,202	$16,405
Losses are recognized in general and administrative expense included in the accompanying consolidated statements of income. There were no transfers between fair value levels for 2016 or 2015.
Long-term Debt
The Company's long-term debt is carried at amortized cost in the accompanying consolidated balance sheets. The fair value of the Company's long-term debt has been estimated based upon quoted market prices for similar issues. The estimated fair value of long-term debt as of December 31, 2016 and 2015 is approximately $292.1 million and $287.4 million, respectively.
CRDA Bonds
The Company's CRDA bonds are classified as held-to-maturity since the Company has the ability and intent to hold these bonds to maturity; under the CRDA, the Company is not permitted to do otherwise. The CRDA Bonds are initially recorded at a discount to approximate fair value. After the initial determination of fair value, the Company will analyze the CRDA bonds quarterly for recoverability based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional valuation allowances will be recorded. The CRDA bonds carrying value at December 31, 2016 and 2015, net of the unamortized discount and valuation allowance, was $10.1 million and $8.4 million, respectively, which approximates fair value. See Note 9 - Investments for more detail related to the CRDA bonds.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—RECEIVABLES
Receivables consist of the following (in thousands):

	December 31,
	2016	2015
Casino	$10,630	$14,573
Hotel	6,918	5,330
Income tax receivable	7,133	2,198
Other	14,894	10,376
	39,575	32,477
Allowance for doubtful accounts	(7,578)	(10,409)
Receivables, net	$31,997	$22,068
During the years ended December 31, 2016, 2015 and 2014, the Company recognized bad debt expense of $1.5 million, $1.3 million and $2.2 million, respectively, and had write-offs, net of recoveries, related to uncollectable account receivables of $4.7 million, $1.8 million and $3.5 million, respectively, the majority of which was related to Tropicana AC.
NOTE 6—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	December 31,
		2016	2015
Land	—	$116,597	$116,190
Buildings and improvements	10 - 40	631,741	605,582
Furniture, fixtures and equipment	3 - 7	260,430	228,548
Riverboats and barges	5 - 15	18,145	17,429
Construction in progress	—	34,398	24,900
		1,061,311	992,649
Accumulated depreciation		(297,029)	(231,829)
Property and equipment, net		$764,282	$760,820
Depreciation expense for property and equipment totaled $67.4 million, $63.0 million and $50.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Interest capitalized during the construction of certain new assets for the years ended December 31, 2016, 2015 and 2014 was $0.3 million, $0.7 million and $0.3 million, respectively.
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill and other indefinite-life intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.
Goodwill
Changes in the carrying amount of Goodwill by segment are as follows (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South	1,731	(1,731)	—	1,731	(1,731)	—
Corporate and other	10,704	(9,071)	1,633	10,704	(9,071)	1,633
Total	$26,659	$(10,802)	$15,857	$26,659	$(10,802)	$15,857
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets
Intangible assets consist of the following (in thousands):

	Estimated life (years)	December 31,
		2016	2015
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	37,387
Customer lists	3	160	160
Favorable lease	5 - 42	13,260	13,260
Total intangible assets		76,307	76,307
Less accumulated amortization:
Customer lists		(146)	(93)
Favorable lease		(2,270)	(1,919)
Total accumulated amortization		(2,416)	(2,012)
Intangible assets, net		$73,891	$74,295
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. In April 2014, indefinite life gaming licenses increased related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). At December 31, 2016 and 2015 the indefinite life gaming licenses consists of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively.
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. The customer lists valued upon adoption of fresh-start reporting and in connection with the Tropicana AC acquisition were fully amortized as of February 2013. In April 2014, customer lists increased related to the acquisition of Lumière Place (see Note 3 - Lumière Place Acquisition). Amortization expense related to customer lists, which is amortized to depreciation and amortization expense, for each of the years ended December 31, 2016, 2015 and 2014 was less than $0.1 million. Estimated annual amortization related to the Lumière Place customer list is anticipated to be less than $0.1 million in 2017.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the years ended December 31, 2016, 2015 and 2014, was $0.4 million, $0.6 million and $0.8 million, respectively. Estimated annual amortization related to the Company's favorable lease arrangements is anticipated to be $0.4 million in each of the years ending December 31, 2017, 2018, 2019, 2020 and 2021.
Impairment of Intangible Assets
Annually management reviews the Tropicana AC tenant leases associated with the favorable lease arrangements for impairment. In the first quarter of 2015, management determined that there was an impairment of $26,000, net of accumulated amortization, due to a tenant lease being terminated early. The remaining balance will continue to be amortized over the remaining useful life.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—IMPAIRMENT CHARGES, OTHER WRITE-DOWNS AND RECOVERIES
Impairment charges and other write-downs included in continuing operations consist of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Impairment of intangible assets	$—	$26	$44
Loss on disposal of assets	805	880	1,082
Gain on insurance recoveries	(1,016)	—	(5,610)
Total impairment charges, other write-downs and recoveries	$(211)	$906	$(4,484)
HoteLumière Insurance Recovery
In 2016, we filed a property damage and business interruption claim with our insurance carrier related to our HoteLumière room renovation project that commenced in July. In December 2016 we received insurance proceeds of $1.0 million toward the claim, which has been recorded as a gain in 2016.
Jubilee Barge Impairment and Insurance Recovery
In January 2013, the Jubilee barge was damaged as a result of a high-wind storm. In 2013, the Company initially recorded a $0.4 million write-down of fixed assets due the the damage sustained and the Company filed claims with its insurance carriers and received an initial $0.7 million in insurance proceeds. In 2014, the Company settled the filed claims for $5.9 million and received the remaining $5.2 million in insurance proceeds related to the claims. As a result of the settlement, a gain of $4.4 million, net of expenses and write-downs, was included in the accompanying consolidated statement of income for the year ended December 31, 2014.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CRDA Investments consist of the following (in thousands):

	December 31,
	2016	2015
CRDA investment in bonds	$18,592	$16,551
Less unamortized discount	(4,348)	(4,271)
Less valuation allowance	(4,115)	(3,862)
CRDA deposits	17,351	21,183
Less valuation allowance	(10,319)	(4,778)
CRDA direct investments	2,158	1,352
Less valuation allowance	(2,158)	(1,352)
Total CRDA investments	$17,161	$24,823
The CRDA bonds have various contractual maturities that range from 2 to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights. The Company treats CRDA bonds as held-to-maturity since the Company has the ability and the intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. As such, the CRDA bonds are initially recorded at a discount in order to approximate fair value.
After the initial determination of fair value, the Company analyzes the CRDA bonds for recoverability on a quarterly basis based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is not fully recoverable, additional valuation allowances are recorded.
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the years ended December 31, 2016, 2015 and 2014, the Company recorded a charge of $1.2 million, a reduction of $2.0 million and a charge of $1.6 million, respectively, to general and administrative expenses on the accompanying consolidated statements of income, representing the changes in these investment reserves.
As a result of the NJ PILOT Law, which was enacted in May 2016 (see further discussion in Note 14, Commitments and Contingencies, NJ PILOT Law), the portion of investment alternative tax payments made by casino operators which are deposited with the CRDA and which have not been pledged for the payment of bonds issued by the CRDA will be allocated to the State of New Jersey for purposes of paying debt service on bonds previously issued by Atlantic City. That portion of the deposits which will be allocated to the State of New Jersey are no longer recorded as an investment with a corresponding allowance, but are charged directly to general and administrative expenses. During the year ended December 31, 2016, the Company recorded a charge of $2.1 million to general and administrative expenses on the accompanying consolidated statements of income, representing that portion of investment alternative tax payments that will be allocated to the State of New Jersey under the NJ PILOT Law and have no future value to the Company.
The Company was approved to use up to $18.8 million of CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. Approximately $15.2 million of the Approved CRDA Project Funds were reimbursed to Tropicana AC during the year ended December 31, 2015, of which approximately $14.2 million was from Tropicana AC's CRDA deposits. An additional $3.0 million of Approved CRDA Project Funds were reimbursed to Tropicana AC during the year ended December 31, 2016.
In April 2016 the CRDA approved an application by the Company to increase the scope of the approved Tropicana AC project to include additional project elements and amend the CRDA grant agreement related to the Tropicana AC project to permit (i) an $8 million increase in the CRDA fund reservation and corresponding increase in the Approved CRDA Project Funds from $18.8 million to $26.8 million, and (ii) a rescheduled substantial completion date for the Tropicana AC project to not later than June 30, 2017. In exchange for the approval, the Company agreed to donate the balance of its CRDA deposits in the amount of approximately $7.1 million to the CRDA pursuant to NJSA 5:12-177. The Company recorded a charge of $5.4 million to general and administrative expenses in April 2016 to fully reserve the funds that will be donated to the CRDA per this agreement.
Ruby Seven Studios, Inc.
In March 2015, the Company, through its wholly-owned subsidiary, TropWorld Games LLC ("TWG") entered into an agreement with Ruby Seven Studios, Inc. ("Ruby Seven") to develop an online social gaming site. In accordance with that agreement, in July 2015, TEI R7, a wholly-owned subsidiary of the Company, exercised an option to acquire 1,827,932 shares

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of Ruby Seven's Series A-1 Preferred Stock for $1.5 million, representing approximately 13.7% of the equity ownership of Ruby Seven. The investment in Ruby Seven is presented at cost on the accompanying consolidated balance sheet as of December 31, 2015.
Ruby Seven entered into a merger agreement with a third party pursuant to which Ruby Seven merged into the third party in a transaction that closed in February 2016. TEI R7 approved the agreement.  As a result of the merger transaction, all of Ruby Seven’s outstanding shares (including the shares held by TEI R7) were canceled and the Ruby Seven shareholders received merger consideration in exchange for their shares.  At closing, TEI R7 received cash in the approximate amount of $0.8 million, plus an earn-out consideration over three years following the closing, with a minimum earn-out of approximately $0.7 million, which is included in long-term assets on the accompanying consolidated balance sheets as of December 31, 2016.
NOTE 10—LONG TERM PREPAID RENT AND OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2016	2015
Tropicana Evansville prepaid rent	$13,326	$12,500
Deposits	3,312	3,431
Timeshare inventory	3,684	—
Other	4,586	2,873
Long term prepaid rent and other assets	$24,908	$18,804
NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued payroll and benefits	$39,908	$35,131
Accrued gaming and related	15,724	15,620
Accrued taxes	13,495	11,327
Other accrued expenses and current liabilities	17,028	15,758
Total accrued expenses and other current liabilities	$86,155	$77,836
NOTE 12—DEBT
Debt consists of the following (in thousands):

	December 31,
	2016	2015
Term Loan Facility, due 2020, interest at 4.0% annually at December 31, 2016 and 2015, net of unamortized discount of $0.8 million and $1.0 million at December 31, 2016 and 2015, respectively and debt issuance costs of $2.6 million and $3.3 million at December 31, 2016 and 2015, respectively	$286,825	$288,946
Less current portion of debt	(3,000)	(3,000)
Total long-term debt, net	$283,825	$285,946
Credit Facilities
On November 27, 2013, the Company entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). Commencing on December 31, 2013, the Term Loan Facility is amortized in equal quarterly installments in an amount of $750,000, with any remaining balance payable on the final maturity date of the Term Loan Facility, which is November 27, 2020. Amounts under the Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Approximately $172.4 million of the net proceeds from the Credit Facilities were used to repay in full the principal amounts outstanding under the Company's then existing credit facilities. The credit facilities were terminated effective as of November 27, 2013. The Company also recognized a $4.9 million loss on debt retirement which related to the write-off of unamortized debt issuance costs and discounts.

The Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0% annually. The Revolving Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate plus an applicable margin ranging from 2.00% (if the total net leverage ratio is less than 2.50:1.00) to 2.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00); or (ii) the alternate base rate plus an applicable margin ranging from 1.00% (if the total net leverage ratio is less than 2.50:1.00) to 1.50% (if the total net leverage ratio is greater than or equal to 3.00:1.00). The interest rate increases by 2.00% following certain defaults. As of December 31, 2016, the interest rate on the Term Loan Facility was 4.0% and no amounts were outstanding under the Revolving Facility.

The Credit Facilities are guaranteed by all of the Company's domestic subsidiaries and additional subsidiaries may be required to provide guarantees, subject to limited exceptions. The Credit Facilities are secured by a first lien on substantially all assets of the Company and the domestic subsidiaries that are guarantors, with certain limited exceptions. Subsidiaries that become guarantors will be required, with certain limited exceptions, to provide first liens and security interests in substantially all their assets to secure the Credit Facilities.

At the election of the Company and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.

The Term Loan Facility may be prepaid at the option of the Company at any time without penalty (other than customary LIBO Rate breakage fees). The Company is required to make mandatory payments of the Credit Facilities with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if the Company's total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights).

Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions, and (ii) if, as of the last day of any fiscal quarter, the amount of outstanding revolving loans exceed 35% of the permitted borrowing under the Revolving Facility, compliance with a maximum senior secured net leverage ratio test of 3.25:1.00. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Credit Facilities and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the Term Loan Facility at December 31, 2016.
Scheduled maturities of the Company's long-term debt at December 31, 2016 are as follows (in thousands):

Years ending December 31,
2017	$3,000
2018	3,000
2019	3,000
2020	281,250
Total scheduled maturities	290,250
Unamortized debt discount	(823)
Debt issuance costs	(2,602)
Total long-term debt	$286,825

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—RELATED PARTY TRANSACTIONS
Insight Portfolio Group LLC (formerly Icahn Sourcing, LLC)
Icahn Sourcing, LLC ("Icahn Sourcing") was an entity formed by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating rates with a wide range of suppliers of goods, services and tangible and intangible property. Prior to December 31, 2012, the Company did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.
Effective January 1, 2013, Icahn Sourcing restructured its ownership and changed its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses.  The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. Commencing in the second quarter of 2016, an officer of the Company also serves on the Board of Directors of Insight Portfolio Group. The Company paid Insight Portfolio Group $0.2 million in the year ended December 31, 2016 and $0.3 million in each of the years ended December 31, 2015 and 2014.

Taj Mahal Associates, LLC
On March 1, 2016, TEI Management Services LLC, a wholly owned subsidiary of the Company, entered into a management agreement with Trump Taj Mahal Associates, LLC (“TTMA”) and IEH Investments LLC (“IEH Investments”) pursuant to which TEI Management Services LLC manages the Taj Mahal, owned by TTMA, and provides consulting services relating to the former Plaza Hotel and Casino in Atlantic City, New Jersey, owned by Trump Plaza Associates LLC (“Plaza Associates”). The management agreement, which commenced upon receipt of required New Jersey regulatory approvals on April 13, 2016, is effective for an initial five year term with an option to renew for an additional five year term. TTMA, IEH Investments and Plaza Associates are indirect wholly-owned subsidiaries of Icahn Enterprises, which is indirectly controlled by Mr. Icahn. For the year ended December 31, 2016, the Company recorded $3.6 million of management fee income as a result of this agreement.
In October 2016, the Taj Mahal discontinued its operation as a casino hotel in Atlantic City. TEI Management Services LLC continues to provide management services to TTMA. Under a lease agreement with TTMA, Tropicana AC leased 250 slot machines commencing after the closing of the Taj Mahal. On January 18, 2017, TTMA agreed to terminate the slot lease agreement and allow Tropicana AC to purchase the slot machines from TTMA. In addition, under a separate database license agreement, commencing October 1, 2016, the Company is licensing the Taj Mahal customer database from Trump Entertainment Resorts, Inc.
NOTE 14—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that is amortized on a straight-line basis to rental expense over the term of the lease. The unfavorable lease liability balance was $6.1 million and $6.7 million as of December 31, 2016 and 2015, respectively, of which $5.6 million and $6.1 million is included in other long-term liabilities on the accompanying consolidated balance sheets as of December 31, 2016 and 2015, respectively.
In October 2014, Columbia Properties Tahoe, LLC (“CPT”), the Company’s subsidiary that owns MontBleu, entered into a lease amendment with Edgewood Companies (“Landlord”) pursuant to which CPT agreed to expend $24.0 million by March

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31, 2016 on capital renovation projects in exchange for certain lease modifications including future capital expenditure requirements and a Landlord acknowledgment that upon completion of the capital renovation project the property will satisfy the “first class” facility requirements of the lease. As of December 31, 2015, the Company had completed the $24 million capital renovation project.
Tropicana Evansville Land Lease
The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated. In January 2016 the Company and the City of Evansville entered into a sixth amendment to the lease agreement (the "Sixth Amendment"), which was approved by the Indiana Gaming Commission in February 2016, along with the Company's application to move its casino operation from its current dockside gaming vessel to a future-developed landside gaming facility. Under the Sixth Amendment, in exchange for the Company's commitment to expend at least $50 million to develop a landside gaming facility (the "Tropicana Development Project") along with a pre-payment of lease rent in the amount of $25 million (the "Rental Pre-Payments"), the City of Evansville granted the Company a $20 million redevelopment credit (the "Redevelopment Credit"). In December 2015, the Company paid the first $12.5 million Rental Pre-Payment, and the second $12.5 million Rental Pre-Payment is due upon the opening of the Tropicana Development Project. Both the Rental Pre-Payments and the Redevelopment Credit will be applied against future rent in equal monthly amounts over a period of one hundred and twenty (120) months commencing upon the opening of the Tropicana Development Project. Under the terms of the lease, as amended by the Sixth Amendment, the Company may extend the lease term through November 30, 2055 by exercising renewal options. The current term commenced December 1, 2015 and expires November 30, 2027 under the terms of the Sixth Amendment. Thereafter, the Company may extend the lease for a three (3) year term through November 30, 2030, followed by five (5) five-year renewal options through November 30, 2055. Under the terms of the Sixth Amendment, in the event the Company decides not to exercise its renewal option(s) and continues to conduct gaming operations in the City of Evansville, the lease may not be terminated and will continue through November 30, 2055, unless the Company and the City of Evansville enter into a replacement agreement that includes payments to the City of Evansville in the amount equal to rent payments under the lease. Under the terms of the lease, as amended by the Sixth Amendment, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 10% of the AGR in excess of $100 million. In accordance with a prior lease amendment in March 2010, during 2010 the Company paid a total of $13.5 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015.
Pursuant to the terms of the Sixth Amendment, the Company has commenced construction of the new landside gaming facility, which will encompass 75,000 square feet of enclosed space (including approximately 45,000 square feet of casino floor, additional food and beverage outlets and back of house space). In addition, pursuant to the Sixth Amendment, the Company intends to remove its riverboat casino from its current location, so that the Evansville LST 325 Maritime vessel, a historic warship, can be docked in its place. In addition, the Company anticipates making available to the City of Evansville and other parties, space within the existing pavilion building for a ticket counter, museum and/or gift shop to support the Evansville LST 325 Maritime vessel.
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
Tropicana Greenville also leases, from the Board of Mississippi Levee Commissioners, and operates the Greenville Inn and Suites, a 40-room all-suite hotel, located less than a mile from the casino. The current lease term for the property, which is through February 2021, is for monthly lease payments of $7,300.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Tropicana Aruba Land Lease
The Company assumed a land lease in August 2010 for approximately 14 acres of land on which Tropicana Aruba is situated through July 30, 2051. Under the terms of the land lease, the annual rent is approximately $110,000.
Operating Leases
In addition to the above land and building leases, the Company leases various land parcels, buildings and equipment used in its operations including the office space for its corporate office in Las Vegas, Nevada. Future minimum rental payments, including the prepayment of rent to the City of Evansville, that have initial or remaining non-cancelable lease terms (excluding renewable periods) in excess of one year as of December 31, 2016 are as follows (in thousands):

Years ending December 31,
2017	$8,738
2018	18,930
2019	5,895
2020	5,258
2021	4,804
Thereafter	35,853
Total	$79,478
Rent expense included in continuing operations totaled approximately $14.5 million, $14.7 million and $15.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Other Commitments and Contingencies
2011 New Jersey Legislation
On February 1, 2011, New Jersey enacted legislation (the "Tourism District Bill") that delegated redevelopment authority and creation of a master plan to the CRDA and allowed the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. The law obligated the Atlantic City casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for the Tourism District Bill in the aggregate amount of $30.0 million annually through 2016. Each Atlantic City casino's proportionate share of the assessment is based on the gross revenue generated in the preceding fiscal year. The Company paid $3.7 million, $3.6 million and $3.2 million, respectively, for the years ended December 31, 2016, 2015 and 2014.
New Jersey Gross Casino Revenue Tax and Casino Investment Alternative Tax
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NJ PILOT LAW
On May 27, 2016, New Jersey enacted the Casino Property Tax Stabilization Act (the "NJ PILOT Law") which will exempt Atlantic City casino gaming properties from ad valorem property taxation in exchange for an agreement to make annual payment in lieu of tax payments ("PILOT Payments") to the City of Atlantic City, make certain changes to the NJ Tourism District Law and redirect certain IAT payments to assist in the stabilization of Atlantic City finances. Under the PILOT Law, commencing in 2017 and for a period of ten (10) years, Atlantic City casino gaming properties will be required to pay a prorated share of PILOT Payments totaling $120 million based on a formula that accounts for gaming revenues, the number of hotel rooms and the square footage of each casino gaming property. Commencing in 2018 and each year thereafter, the $120 million base year aggregate payment may either increase to as high as $165 million (based upon industry gross gaming revenue ("GGR") of between $3.0 billion and $3.4 billion) or decrease to a low of $90 million (based upon industry GGR less than $1.8 billion) and further taking into account certain non-GGR revenue streams, with the base year $120 million industry GGR set at between $2.2 billion and $2.6 billion. In years in which the industry PILOT Payments do not increase based upon an increase in GGR above the base year or other bracketed amounts, PILOT Payments will increase 2%. In February 2017, the Company signed an interim PILOT agreement with the State and the City related to payment of the first quarter 2017 PILOT payment.
The NJ PILOT Law also provides for the abolishment of the ACA effective as of January 1, 2015 and redirection of the $30 million in ACA funds paid by the casinos for each of the years 2015 and 2016 under the Tourism District Law to the State of New Jersey for Atlantic City fiscal relief and further payments of $15 million in 2017, $10 million in 2018 and $5 million for each year between 2019 and 2023 to Atlantic City. Pursuant to the NJ PILOT Law, the 2015 and 2016 ACA payments have been remitted to the State.
In addition, the NJ PILOT Law also provides for IAT payments made by the casino operators since the effective date of the NJ PILOT Law, which were previously deposited with the CRDA and which have not been pledged for the payment of bonds issued by the CRDA, or any bonds issued to refund such bonds, to be allocated to the State of New Jersey for purposes of paying debt service on bonds previously issued by Atlantic City.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense and priority claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying consolidated balance sheets as of December 31, 2016 and 2015. In its objection to Wimar and CSC's motions for summary judgment, the Company disputed the administrative expense and/or priority status of certain amounts claimed and also contended that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established by the bankruptcy reorganization plan, against CSC and Wimar. (the "Litigation Trust Proceeding"), and be set off against any judgment against Wimar and CSC in the Litigation Trust Proceeding against them.
In October 2015, the Bankruptcy Court issued an opinion and entered an order (1) denying Wimar's and CSC's Motions for Summary Judgment seeking allowance and payment of administrative expense claims, (2) granting, in part, CSC's Motion for Summary Judgment to allow priority status under Bankruptcy Code Section 507(a)(5) for certain contributions made to employee benefit plans, and (3) denying, in part, CSC's request for preprepayment of the priority claims. The Company has a motion pending with the Bankruptcy Court seeking clarification of certain aspects of the Bankruptcy Court's opinion and order. Any further litigation on the Wimar and CSC administrative expense claim has been consensually continued until after the Litigation Trust Proceeding is resolved. The Company continues to dispute any payment obligation to Wimar or CSC.
Tropicana AC Tax Appeal Settlement
In January 2013 we settled outstanding real estate tax appeals involving our Tropicana AC property with the City of Atlantic City. The settlement involved the tax years 2008 through 2012 and also covered negotiated real estate assessments for 2013 and 2014. Under the terms of the settlement, Tropicana AC was to receive a $49.5 million refund in the form of credits against annual real estate tax bills beginning in 2013 and ending in 2017. A portion of the credits were utilized in 2013 to reduce real estate taxes paid and expensed. The balance of the settlement of $31.7 million was received by the Company in cash in January 2014, which amount is included in the line item called Property tax settlement in the accompanying consolidated statements of income for the year ended December 31, 2014.

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
In 2016, the Company completed collective bargaining negotiations on an extended agreement with UNITE HERE Local 54, which expires February 29, 2020.
Predecessor Claim Settlements
Professional Fees
In July 2016, the Bankruptcy Court approved a settlement agreement related to the Predecessors, which resulted in the Company receiving a payment of $3.1 million related to certain professional fees previously paid by the Company. This amount was recognized as a one-time gain in the accompanying consolidated statement of income for the year ended December 31, 2016.
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
Other
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
NOTE 15—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 24,634,512 shares and 26,312,500 shares were issued and outstanding as of December 31, 2016 and December 31, 2015, respectively. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Stock Repurchase Program
In July 2015, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock with no set expiration date. On February 22, 2017, our Board of Directors authorized the repurchase of an additional $50 million of our outstanding common stock, for the repurchase of an aggregate amount of up to $100 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by the Board of Directors or when all authorized repurchases are completed. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program.
As of December 31, 2016, the Company has repurchased 1,677,988 shares of our common stock at a total cost of $42.8 million under the Stock Repurchase Program.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of December 31, 2016 or December 31, 2015. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Warrants
In accordance with the Plan, holders of the Predecessors' $960 million of 9-5/8% Senior Subordinated Notes and general unsecured claims received warrants to purchase 3,750,000 shares of Common Stock ("Ordinary Warrants"). The Ordinary Warrants had a four year, six month term and an exercise price of $52.44 per share. The Company evaluated the Ordinary Warrants under current accounting pronouncements and determined they were properly classified as equity on the accompanying consolidated balance sheets. The Company valued the Ordinary Warrants using the Black-Scholes option valuation model assuming a life of 4.5 years, a volatility factor of 61% and a risk free interest rate of 2.36%. The resulting value of $11.5 million was recorded as a reorganization item of the Predecessors statements of operations. As of September 2014, the term on the Ordinary Warrants had expired unexercised and the value of the warrants were included in additional paid in capital.
Significant Ownership
At December 31, 2016, Mr. Icahn indirectly controlled approximately 72.5% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares include warrants. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive.
NOTE 17—EMPLOYEE BENEFIT PLANS
Retirement Plans
The Company does not sponsor a defined benefit plan. The Company offers a defined contribution 401(k) plan, which covers substantially all employees who are not covered by a collective bargaining agreement and who reach certain age and length of service requirements. Plan participants can elect to defer before tax compensation through payroll deductions. Such deferrals are regulated under Section 401(k) of the Internal Revenue Code. The plan allows for the Company to make an employer contribution on the employee's behalf at the Company's discretion. The Company commenced employer contributions at Lumière Place upon acquisition of the property on April 1, 2014. The Lumière Place contributions were funded from forfeited amounts included in our 401(k) plan. The Company expensed no matching contributions in 2016, 2015 or 2014.

Multiemployer Pension Plans
At December 31, 2016 and 2015 we had collective bargaining agreements with unions covering certain employees. Since February 2012, the Company has not participated in any union-sponsored, collectively bargained, multiemployer defined benefit pension plans. The risks of participating in multiemployer pension plans are different from single-employer pension plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (iii) if the Company stops participating in some of its multiemployer pension plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company made no contributions to these multiemployer plans for the years ended December 31, 2016, 2015 and 2014.

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

NOTE 18—DISCONTINUED OPERATIONS
In July 2014, the Company sold substantially all of the assets associated with the operation of River Palms for approximately $6.8 million in cash and the assumption of certain liabilities. Concurrently with the sale, River Palms was leased back until September 2014 when the Company terminated the lease and discontinued its operations. The sale resulted in a loss of $0.2 million which is included in the loss from discontinued operations for the year ended December 31, 2014.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results of discontinued operations are summarized as follows (in thousands, unaudited):

For the year ended December 31,
2014
Net revenues	$11,964
Operating costs and expenses	(12,954)
Loss from operations	(990)
Loss from disposal of discontinued operations, net	(233)
Income tax expense	(406)
Loss from discontinued operations, net	$(1,629)
NOTE 19—INCOME TAXES
The Company files a consolidated federal income tax return and for the years ended December 31, 2016, 2015 and 2014 is the common parent for income tax purposes.
For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Year ended December 31,
	2016	2015	2014
United States	$72,028	$69,253	$116,391
Foreign	(4,834)	(4,761)	(3,504)
Total	$67,194	$64,492	$112,887
The income tax expense (benefit) attributable to net income from continuing operations before income taxes is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$3,270	$6,289	$33,348
State	(1,126)	2,920	5,403
Total current	2,144	9,209	38,751
Deferred:
Federal	21,822	17,297	(176,140)
State	(316)	586	(2,620)
Total deferred	21,506	17,883	(178,760)
Expense (benefit) from income taxes	$23,650	$27,092	$(140,009)

A reconciliation of the federal income tax statutory rate and the effective tax rate is as follows:

	Year ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Employment credits	(1.6)	(0.5)	(0.1)
Permanent differences	1.1	0.5	2.8
Foreign rate differential	0.7	0.5	0.2
State tax	0.2	5.2	1.3
Prior year true-up	(1.1)	0.8	—
Valuation allowance	0.9	0.5	(163.2)
Effective tax rate	35.2%	42.0%	(124.0)%

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The major tax-effected components of the net deferred tax asset (liability) are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Receivables	$2,571	$4,205
Accrued compensation	9,046	7,698
Reserves/accrued liabilities	7,454	3,732
Net operating loss carryforward	63,521	61,233
Property and equipment	92,566	114,219
Other assets	2,081	2,550
Gross deferred tax assets	177,239	193,637
Valuation allowance	(24,688)	(26,747)
Total deferred tax assets	$152,551	$166,890

Deferred tax liabilities:
Deductible prepaid expenses	$(4,650)	$(4,670)
Intangible assets	(28,189)	(21,002)
Total deferred tax liabilities	(32,839)	(25,672)
Net deferred tax assets (liabilities)	$119,712	$141,218

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
The Company has federal net operating loss carryforwards pursuant to the acquisition of Adamar. Internal Revenue Code Section 382 ("Section 382") places certain limitations on the annual amount of net operating loss carryforwards that can be utilized when a change of ownership occurs. The Company believes its acquisition of Adamar was a change in ownership pursuant to Section 382. As a result of the annual limitation, the net operating loss carryforward amount available to be used in future periods is approximately $148.0 million and will begin to expire in 2027 and forward.
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
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2016	2015	2014
Unrecognized tax benefits, beginning of period	$—	$—	$—
Increases based on tax positions related to the prior year	2,002	—	—
Increases based on tax positions related to the current year	3,439	—	—
Unrecognized tax benefits, end of period	$5,441	$—	$—
The entire balance of unrecognized tax benefits, if recognized, would not materially affect the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. In the next twelve months, the Company expects the liability for the unrecognized tax benefits to be reduced by $5.4 million as a result of a change in the method of accounting for tax.

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
The operating results of all other subsidiaries of the Company such as TEI Management Services LLC and TropWorld Games LLC are reported under the heading of "Corporate and other" as they have been determined to not meet the aggregation criteria as separately reportable segments.
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Year ended December 31,
	2016	2015	2014
Net revenues:
East	$344,124	$322,309	$303,079
Central	290,024	288,882	247,784
West	110,154	104,610	103,147
South	99,267	95,676	92,651
Corporate and other (1)	3,583	—	—
Total net revenues	$847,152	$811,477	$746,661
Operating income:
East	$21,308	$30,932	$44,121
Central	48,136	42,529	30,119
West	13,373	11,405	13,564
South	8,602	7,801	10,337
Corporate and other	(15,373)	(16,443)	(27,018)
Total operating income	$76,046	$76,224	$71,123
Reconciliation of operating income to income from continuing operations before income taxes:
Operating income	$76,046	$76,224	$71,123
Interest expense	(12,678)	(12,348)	(12,873)
Interest income	726	616	1,957
Predecessor claim settlements	3,100	—	52,680
Income from continuing operations before income taxes	$67,194	$64,492	$112,887
(1) Represents management fee income from related party

	December 31,
	2016	2015
Assets by segment:
East	$497,847	$550,622
Central	402,651	397,309
West	132,238	136,508
South	127,146	125,776
Corporate and other	165,153	102,658
Total assets	$1,325,035	$1,312,873

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(amounts in thousands, except per share data)
Net revenues	$205,153	$207,539	$231,023	$203,437
Operating income	18,565	12,090	33,857	11,534
Net income	$9,285	$5,424	$20,595	$8,240
Basic and diluted net income per common share	$0.35	$0.21	$0.79	$0.33

	Year ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(amounts in thousands, except per share data)
Net revenues	$193,381	$202,992	$218,948	$196,156
Operating income	13,946	19,116	31,097	12,065
Net income	$6,615	$9,574	$16,591	$4,620
Basic and diluted net income per common share	$0.25	$0.36	$0.63	$0.18