Form 10-Q
period 2017-03-31
Tropicana Entertainment Inc.
filed 2017-05-03
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2017
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
8345 W. Sunset Road, Las Vegas, Nevada 89113 (Address of principal executive offices, Zip Code)
Registrant's telephone number, including area code: 702-589-3900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 2, 2017, there were 24,634,512 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$252,755	$239,615
Restricted cash	15,129	14,842
Receivables, net	26,000	31,997
Inventories	7,769	7,485
Prepaid expenses and other assets	16,443	12,041
Total current assets	318,096	305,980
Property and equipment, net	773,935	764,282
Goodwill	15,857	15,857
Intangible assets, net	81,840	73,891
Investments	18,516	17,161
Deferred tax assets	122,956	122,956
Long-term prepaid rent and other assets	24,782	24,908
Total assets	$1,355,982	$1,325,035

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Accounts payable	38,670	38,975
Accrued expenses and other current liabilities	91,885	86,155
Total current liabilities	133,555	128,130
Long-term debt, net	283,320	283,825
Other long-term liabilities	6,591	6,331
Deferred tax liabilities	3,244	3,244
Total liabilities	426,710	421,530

Commitments and contingencies

Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 24,634,512 shares issued and outstanding at March 31, 2017 and December 31, 2016	246	246
Additional paid-in capital	557,545	557,545
Retained earnings	371,481	345,714
Total shareholders' equity	929,272	903,505
Total liabilities and shareholders' equity	$1,355,982	$1,325,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2017	2016
Revenues:
Casino	$177,420	$165,055
Room	29,686	28,540
Food and beverage	24,665	25,886
Other	6,806	7,217
Management fee from related party	1,250	—
Gross revenues	239,827	226,698
Less promotional allowances	(22,440)	(21,545)
Net revenues	217,387	205,153
Operating costs and expenses:
Casino	74,692	71,290
Room	9,766	9,909
Food and beverage	12,021	12,857
Other	4,104	4,567
Marketing, advertising and promotions	17,709	15,888
General and administrative	36,321	38,070
Maintenance and utilities	16,812	17,020
Depreciation and amortization	17,620	16,947
Impairment charges, other write-downs and recoveries	(1,131)	40
Total operating costs and expenses	187,914	186,588
Operating income	29,473	18,565

Other income (expense):
Interest expense	(2,965)	(3,220)
Interest income	253	128
Termination fee from related party	15,000	—
Total other income (expense)	12,288	(3,092)
Income before income taxes	41,761	15,473
Income tax expense	(15,994)	(6,188)
Net income	$25,767	$9,285

Basic and diluted income per common share:
Net income	$1.05	$0.35

Weighted-average common shares outstanding:
Basic and diluted	24,635	26,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$25,767	$9,285
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance recoveries	(1,278)	—
Depreciation and amortization	17,620	16,947
Amortization of debt discount and debt issuance costs	245	250
Change in investment reserves	(1,074)	392
Restricted cash funded	(72)	—
Impairment charges	—	12
Loss on disposition of asset	147	28
Changes in operating assets and liabilities:
Receivables, net	7,275	2,681
Inventories, prepaids and other assets	(4,686)	(2,900)
Accrued interest	(3)	(13)
Accounts payable, accrued expenses and other liabilities	2,093	(3,077)
Long term prepaid rent and other noncurrent assets and liabilities, net	473	(112)
Net cash provided by operating activities	46,507	23,493
Cash flows from investing activities:
Additions of property and equipment	(24,954)	(15,993)
Restricted cash funded	(213)	(4,632)
Approved CRDA Project Funds received	—	1,867
Proceeds from sale of investment	—	798
Intangible assets acquired	(8,050)	—
Other	602	186
Net cash used in investing activities	(32,615)	(17,774)
Cash flows from financing activities:
Payments on debt	(750)	(750)
Repurchase of TEI common stock	—	(3,545)
Restricted cash	(2)	7,566
Net cash provided by (used in) financing activities	(752)	3,271
Net increase in cash and cash equivalents	13,140	8,990
Cash and cash equivalents, beginning of period	239,615	216,890
Cash and cash equivalents, end of period	$252,755	$225,880

Supplemental cash flow disclosure:
Cash paid for interest, net of interest capitalized	$2,721	$2,995
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	9,628	3,857

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

The Company, through its wholly-owned subsidiary, TEI Management Services LLC, also provided management services to the Taj Mahal Casino Hotel property ("Taj Mahal") in Atlantic City, which is a related party to the Company, that was closed in October 2016 and subsequently sold in March 2017 (see Note 12 - Related Party Transactions). In addition, the Company, through our wholly-owned subsidiary, TropWorld Games LLC, operates an online social gaming site. The operating results of all other subsidiaries of the Company are reported under the heading of "Corporate and other" as they have been determined to not meet the aggregation criteria as separately reportable segments.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles in the United States ("GAAP") are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

year ended December 31, 2016, from which the accompanying condensed consolidated balance sheet information as of that date was derived.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Restricted Cash
Restricted cash consists primarily of cash held in separate bank accounts designated for specific purposes. At both March 31, 2017 and December 31, 2016, $7.0 million was restricted to collateralize letters of credit. Also at March 31, 2017 and December 31, 2016, $6.1 million and $5.9 million, respectively, was held in a separate bank account to be used for purchases of replacement furniture, fixtures and equipment at the Four Seasons Hotel St. Louis, as required by contract. In addition, at March 31, 2017 and December 31, 2016, a total of $2.0 million and $1.9 million, respectively, was held as restricted cash as required by gaming regulatory agencies in Nevada, New Jersey and Missouri.
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
Revenue Recognition and Promotional Allowances
Casino revenue represents the difference between wins and losses from gaming activities, and is reported net of cash and free play incentives redeemed by customers. Room, food and beverage and other operating revenues are recognized at the time the goods or services are provided. The Company collects taxes from customers at the point of sale on transactions subject to sales and other taxes. Revenues are recorded net of any taxes collected. The majority of the Company's casino revenue is counted in the form of cash and chips and, therefore, is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. Promotional allowances also include accruals for incentives earned in our customer loyalty program for points that may be redeemed for free play or cash. We reward customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time, principally for complimentary play, and also for goods or services such as rooms, food and beverages, depending upon the property.
The amounts included in promotional allowances consist of the following (in thousands):

	Three months ended March 31,
	2017	2016
Room	$9,500	$8,621
Food and beverage	11,101	11,032
Other	1,839	1,892
Total	$22,440	$21,545

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The estimated departmental costs and expenses of providing these promotional allowances are included in casino operating costs and expenses and consist of the following (in thousands):

	Three months ended March 31,
	2017	2016
Room	$5,600	$5,218
Food and beverage	10,022	9,699
Other	856	683
Total	$16,478	$15,600
Timeshare Sales
The Company accounts for sales of timeshare intervals at the Tropicana Aruba in accordance with ASC 978, Real Estate - Time Sharing Activity. Sales of timeshare intervals, the majority of which are sold under a credit arrangement, are recorded net of an estimated allowance for bad debt. Costs associated with the timeshare units, including building and renovation costs, furniture, fixtures and equipment, and other costs directly attributable to the timeshare units are recorded as timeshare inventory. In addition, incremental revenue over related costs generated from the daily rental of the designated timeshare units is recorded as a reduction of the timeshare inventory, as opposed to hotel revenue. A cost of sales is calculated, using the total timeshare inventory as a percentage of the potential timeshare interval sales, and a portion of the inventory is recorded as cost of sales expense as each timeshare interval is sold.
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
Adoption of New Accounting Standards
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB ASU Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option that currently exists for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. This ASU is effective beginning with our interim period beginning January 1, 2017. The adoption of this guidance was applied prospectively, and did not have any impact on our consolidated financial position, results of operations, cash flows and disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends FASB ASC Topic 805, Business Combinations. This ASU provides guidance on what constitutes a business for purposes of applying FASB Topic 805, and is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We have elected to early adopt this guidance in the first quarter of 2017. We did not have any transactions affected by this guidance and therefore, the adoption of this guidance did not have an impact on our consolidated financial position, results of operations, cash flows and disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which amends FASB ASC Topic 350, Intangibles - Goodwill and Other. This ASU simplifies the annual goodwill impairment testing by eliminating “Step 2” from the test, which, prior to the adoption of this ASU, requires comparing the implied fair value of goodwill with its carrying value. By eliminating “Step 2” from the goodwill impairment test, the quantitative analysis of goodwill will result in an impairment loss for the amount that the carrying value of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to the tested reporting unit. While this ASU reduces the complexity of goodwill impairment tests, it may result in significant differences in the recognition of goodwill impairment. For example, should the reporting unit fail “Step 1” of the impairment test but pass the current “Step 2” impairment test, the Company may have more impairments of goodwill under the new guidance. This ASU is effective for fiscal years beginning after December 15, 2019

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

and interim periods within those fiscal years, with early adoption permitted for interim and annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The Company has elected to early adopt this ASU for our annual goodwill tests to be performed on testing dates beginning in 2017. We did not perform any interim goodwill impairment analysis in 2017 and therefore, the adoption of this guidance had no impact on our consolidated financial position, results of operations, cash flows and disclosures.
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
The Company continues to assess the impact the adoption of ASU No. 2014-09 will have on the Company's financial statements and related disclosures. However, we do believe it will result in a change in the reporting of rewards earned and redeemed by our customers under our loyalty programs. Under the new guidance, points earned by our customers as a result of their gaming activity will create a separate performance obligation, which will require the allocation of a portion of the gaming revenue to that obligation, at the expected retail value of the benefits owed to the customer, adjusted for expected redemptions by customers. When the customer redeems the points and the performance obligation is fulfilled by the Company, revenue will be recognized in the venue that provides the goods or services (for example, hotel, food, beverage, or other). The Company will no longer record loyalty program redemptions as complimentary revenues, with a corresponding deduction for promotional allowances.
Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company anticipates it will adopt this ASU on January 1, 2018 using the full retrospective method.
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
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends FASB ASC Topic 230, Statement of Cash Flows. This ASU seeks to reduce the diversity currently in practice by providing guidance on the presentation of eight specific cash flow issues in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends FASB ASC Topic 740, Income Taxes. This ASU requires the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance, if any, on our consolidated financial position, results of operations, cash flows and disclosures.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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

The following table presents a summary of fair value measurements by level for certain assets measured at fair value on a recurring basis included in the accompanying condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 (in thousands):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2017
Assets:
CRDA deposits, net	$—	$—	$1,134	$1,134

December 31, 2016
Assets:
CRDA deposits, net	$—	$—	$1,202	$1,202
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposits at fair value. As of March 31, 2017 and December 31, 2016, the remainder of funds on deposit with the CRDA which are not attributable to the amended CRDA grant agreement, as discussed further in Note 7 - Investments, are classified in the fair value hierarchy as Level 3, and estimated using valuation allowances calculated based on market rates for similar assets and other information received from the CRDA.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table summarizes the changes in fair value of the Company's Level 3 CRDA deposits (in thousands):

	Three months ended March 31,
	2017	2016
Beginning Balance	$1,202	$16,405
Realized or unrealized gains/(losses)	(7)	(190)
Additional CRDA deposits	326	1,048
CRDA Project Funds received	—	(1,867)
Purchases of CRDA investments	(387)	(565)
Ending Balance	$1,134	$14,831
Realized or unrealized gains/(losses) related to the Level 3 investments held at the end of the reporting period are included in general and administrative expense during the three months ended March 31, 2017 and 2016. There were no transfers between fair value levels during the periods ended March 31, 2017 and 2016.
Long-term Debt
The Company's long-term debt is carried at amortized cost in the accompanying consolidated balance sheets. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices for similar issues. The estimated fair value of long-term debt as of March 31, 2017 and December 31, 2016 is approximately $290.2 million and $292.1 million, respectively.
CRDA Bonds
The Company's CRDA bonds are classified as held-to-maturity since the Company has the ability and intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. The CRDA bonds are initially recorded at a discount to approximate fair value. After the initial determination of fair value, the Company will analyze the CRDA bonds quarterly for recoverability based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional allowances will be recorded. The fair value of the Company's CRDA bonds are considered a Level 3 fair value measurement. The CRDA bonds carrying value as of March 31, 2017 and December 31, 2016 net of the unamortized discount and allowances was $10.2 million and $10.1 million, respectively, which approximates fair value. See Note 7 - Investments for more detail related to the CRDA bonds.
NOTE 4—RECEIVABLES
Receivables consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Casino	$11,846	$10,630
Hotel	4,838	6,918
Income tax receivable	—	7,133
Other	17,556	14,894
Receivables, gross	34,240	39,575
Allowance for doubtful accounts	(8,240)	(7,578)
Receivables, net	$26,000	$31,997

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	March 31, 2017	December 31, 2016
Land	—	$116,597	$116,597
Buildings and improvements	10 - 40	640,509	631,741
Furniture, fixtures and equipment	3 - 7	270,881	260,430
Riverboats and barges	5 - 15	18,192	18,145
Construction in progress	—	40,838	34,398
Property and equipment, gross		1,087,017	1,061,311
Accumulated depreciation		(313,082)	(297,029)
Property and equipment, net		$773,935	$764,282
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations or under fresh-start reporting. Goodwill and other indefinite-life intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year and in certain situations between those annual dates. See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for more detail related to the goodwill impairment analysis.
The carrying amounts of Goodwill by segment are as follows (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South	1,731	(1,731)	—	1,731	(1,731)	—
Corporate and other	10,704	(9,071)	1,633	10,704	(9,071)	1,633
Total	$26,659	$(10,802)	$15,857	$26,659	$(10,802)	$15,857
Intangible assets consist of the following (in thousands):

	Estimated life (years)	March 31, 2017	December 31, 2016
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	37,387
Customer lists	3	7,660	160
Favorable lease	5 - 42	13,260	13,260
Intellectual property, other	1	550	—
Total intangible assets		84,357	76,307
Less accumulated amortization:
Customer lists		(160)	(146)
Favorable lease		(2,357)	(2,270)
Total accumulated amortization		(2,517)	(2,416)
Intangible assets, net		$81,840	$73,891
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. At both March 31, 2017 and December 31, 2016 the

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

indefinite life gaming licenses consists of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively.
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. Amortization expense related to customer lists, which was amortized to depreciation and amortization expense, for each of the three months ended March 31, 2017 and 2016 was less than $0.1 million.
On March 31, 2017, concurrently with the sale of the Taj Mahal (see Note 12 - Related Party Transactions), the Company purchased the Taj Mahal customer database and certain other intellectual property for an aggregate purchase price of $8.05 million. The Company has estimated the value of the customer database to be $7.5 million, and will amortize it on a straight-line basis over three years, commencing April 1, 2017. The remainder of the purchase price, estimated to represent the fair value of the intellectual property, will be amortized on a straight-line basis over one year, commencing April 1, 2017.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.1 million, respectively.
NOTE 7—INVESTMENTS
CRDA
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of Internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues and 5% on Internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at March 31, 2017 and December 31, 2016 approximates their fair value.
CRDA investments consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Investment in bonds—CRDA	$18,641	$18,592
Less unamortized discount	(4,351)	(4,348)
Less valuation allowance	(4,115)	(4,115)
Deposits—CRDA	17,246	17,351
Less valuation allowance	(8,905)	(10,319)
Direct investment—CRDA	2,494	2,158
Less valuation allowance	(2,494)	(2,158)
Total CRDA investments	$18,516	$17,161
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended March 31, 2017 and 2016 the Company recorded a reduction of $1.1 million and a charge of $0.4 million,

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income, representing the changes in these investment reserves.
As a result of the NJ PILOT Law, which was enacted in May 2016 (see further discussion in Note 13, Commitments and Contingencies, NJ PILOT Law), the portion of investment alternative tax payments made by casino operators which are deposited with the CRDA and which have not been pledged for the payment of bonds issued by the CRDA will be allocated to the State of New Jersey for purposes of paying debt service on bonds previously issued by Atlantic City. That portion of the deposits which will be allocated to the State of New Jersey are no longer recorded as an investment with a corresponding valuation allowance, but are charged directly to general and administrative expenses. During the three months ended March 31, 2017, the Company recorded a charge of $1.0 million to general and administrative expenses on the accompanying condensed consolidated statements of income, representing that portion of investment alternative tax payments that will be allocated to the State of New Jersey under the NJ PILOT Law and have no future value to the Company.
In 2014, the Company was approved to use up to $18.8 million of CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. In April 2016, the CRDA approved an application by the Company to increase the scope of the approved Tropicana AC project to include additional project elements and amend the CRDA grant agreement related to the Tropicana AC project to permit (i) an $8 million increase in the CRDA fund reservation and corresponding increase in the Approved CRDA Project Funds from $18.8 million to $26.8 million, and (ii) a rescheduled substantial completion date for the Tropicana AC project to not later than June 30, 2017. In exchange for the approval, the Company agreed to donate the balance of its CRDA deposits in the amount of approximately $7.1 million to the CRDA pursuant to NJSA 5:12-177. Tropicana AC expects that the project will be substantially complete by June 30, 2017.
Through December 31, 2016, Tropicana AC had received a total of $18.2 million of reimbursements of Approved CRDA Project Funds under the program described above. Tropicana AC did not receive any CRDA Project Fund reimbursements during the three months ended March 31, 2017.
Ruby Seven Studios, Inc.
In March 2015, the Company, through its wholly-owned subsidiary, TropWorld Games LLC ("TWG") entered into an agreement with Ruby Seven Studios, Inc. ("Ruby Seven") to develop an online social gaming site. In accordance with that agreement, in July 2015, TEI R7, a wholly-owned subsidiary of the Company, exercised an option to acquire 1,827,932 shares of Ruby Seven's Series A-1 Preferred Stock for $1.5 million, representing approximately 13.7% of the equity ownership of Ruby Seven. The investment in Ruby Seven was recorded at cost.
Ruby Seven entered into a merger agreement with a third party pursuant to which Ruby Seven merged into the third party in a transaction that closed in February 2016. TEI R7 approved the agreement.   As a result of the merger transaction, all of Ruby Seven’s outstanding shares (including the shares held by TEI R7) were canceled and the Ruby Seven shareholders received merger consideration in exchange for their shares.  At closing, TEI R7 received cash in the approximate amount of $0.8 million, plus an earn-out consideration over three years following the closing, with a minimum earn-out of approximately $0.7 million, which is included in long-term assets on the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.
NOTE 8—LONG-TERM PREPAID RENT AND OTHER ASSETS
Other assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Tropicana Evansville prepaid rent	$12,055	$13,326
Deposits	3,753	3,312
Timeshare inventory	4,120	3,684
Other	4,854	4,586
Other assets	$24,782	$24,908
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	March 31, 2017	December 31, 2016
Accrued payroll and benefits	$34,601	$39,908
Accrued gaming and related	15,528	15,724
Accrued taxes	22,137	13,495
Other accrued expenses and current liabilities	19,619	17,028
Total accrued expenses and other current liabilities	$91,885	$86,155
NOTE 10—DEBT
Debt consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Term Loan Facility, due 2020, interest at 4.0% at March 31, 2017 and December 31, 2016, net of unamortized discount of $0.8 million at both March 31, 2017 and December 31, 2016, and debt issuance costs of $2.4 million and $2.6 million at March 31, 2017 and December 31, 2016, respectively	$286,320	$286,825
Less current portion of debt	(3,000)	(3,000)
Total long-term debt, net	$283,320	$283,825
Credit Facilities
On November 27, 2013, the Company entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). Commencing on December 31, 2013, the Term Loan Facility is amortized in equal quarterly installments of $750,000, with any remaining balance payable on the final maturity date of the Term Loan Facility, which is November 27, 2020.

The Revolving Facility was terminated by the Company effective March 31, 2017, in accordance with the terms of the Credit Agreement. There were no amounts outstanding under the Revolving Facility at the time of the termination.

Approximately $172.4 million of the net proceeds from the Term Loan Facility were used to repay in full the principal amounts outstanding under the Company's then existing credit facilities, which were terminated effective as of November 27, 2013. A portion of the proceeds from the Term Loan Facility was used to finance the Company's acquisition of Lumière Place in April 2014.

The Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The interest rate increases by 2.00% following certain defaults. As of March 31, 2017, the interest rate on the Term Loan Facility was 4.0%.

The Term Loan Facility is guaranteed by all of the Company's domestic subsidiaries, subject to limited exceptions, and additional subsidiaries may be required to provide guarantees, subject to limited exceptions. The Term Loan Facility is secured by a first lien on substantially all assets of the Company and the domestic subsidiaries that are guarantors, with certain limited exceptions. Subsidiaries that become guarantors will be required, with certain limited exceptions, to provide first liens and security interests in substantially all their assets to secure the Term Loan Facility.

At the election of the Company and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the Term Loan Facility may be increased, which increased amount may be comprised of additional term loans and revolving loans.

The Term Loan Facility may be prepaid at the option of the Company at any time without penalty (other than customary LIBO Rate breakage fees). The Company is required to make mandatory payments of the Term Loan Facility with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

(with certain exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if the Company's total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights).

Key covenants binding the Company and its subsidiaries include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Term Loan Facility and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the Term Loan Facility at March 31, 2017.

NOTE 11—IMPAIRMENT CHARGES, OTHER WRITE DOWNS AND RECOVERIES
Impairment charges, other write-downs and recoveries consist of the following (in thousands):

	Three months ended March 31,
	2017	2016
Gain on insurance recovery	$(1,278)	$—
Loss on disposal of assets	147	40
Total impairment charges, other write-downs and recoveries	$(1,131)	$40
Hotel Lumière Insurance Recovery
In 2016, we filed a property damage and business interruption claim with our insurance carrier related to our HoteLumière room renovation project which commenced in July 2016. In December 2016 we received insurance proceeds of $1.0 million as a partial payment towards this claim, which was recorded as a gain in 2016. In March 2017, we received notice that the balance of the claim of $1.3 million was approved and was subsequently paid in early April 2017. We recorded the balance of the claim as a gain during the three months ended March 31, 2017.
NOTE 12—RELATED PARTY TRANSACTIONS
Insight Portfolio Group LLC
Effective January 1, 2013, the Company acquired a minority equity interest in Insight Portfolio Group LLC (“Insight Portfolio Group”) and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. Commencing in the second quarter of 2016, an officer of the Company also serves on the Board of Directors of Insight Portfolio Group. During each of the three months ended March 31, 2017 and 2016, the Company paid $0.1 million to Insight Portfolio Group.
WestPoint International, LLC
The Company and certain of its subsidiaries purchase sheets, towels and other products from WestPoint International, LLC (formerly WestPoint International, Inc., or "WPI"). WPI is an indirect wholly-owned subsidiary of Icahn Enterprises, which is indirectly controlled by Mr. Icahn. During the three months ended March 31, 2017 and 2016, the Company paid $0.5 million and $0.1 million, respectively, to WPI for purchases of these products.
Trump Entertainment Resorts, Inc. Agreements
The Company and its subsidiaries have been a party to several agreements with Trump Entertainment Resorts, Inc. ("TER") and its subsidiaries.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Management Agreement
On March 1, 2016, TEI Management Services LLC, a wholly owned subsidiary of the Company, entered into a management agreement with Trump Taj Mahal Associates, LLC (“TTMA”), an indirect wholly-owned subsidiary of TER and IEH Investments LLC (“IEH Investments”) (the "Management Agreement") pursuant to which TEI Management Services LLC managed the Taj Mahal in Atlantic City, New Jersey, owned by TTMA, and provided consulting services relating to the former Plaza Hotel and Casino in Atlantic City, New Jersey, owned by Trump Plaza Associates LLC (“Plaza Associates”). The Management Agreement, which commenced upon receipt of required New Jersey regulatory approvals on April 13, 2016, was effective for an initial five year term. TTMA, IEH Investments and Plaza Associates are indirect wholly owned subsidiaries of Icahn Enterprises, which is indirectly controlled by Mr. Icahn. For the three months ended March 31, 2017, the Company recorded $1.3 million of management fee income as a result of the Management Agreement, which is included in Management fee from related party in the accompanying condensed consolidated statements of income.
In October 2016, the Taj Mahal discontinued its operation as a casino hotel. TTMA exercised its right to terminate the Management Agreement without Cause (as defined in the Management Agreement), effective March 31, 2017, concurrently with the sale of the Taj Mahal to a third party and the surrender of TTMA's New Jersey casino license, at which time TEI Management Services LLC was paid a termination fee of $15 million pursuant to the provisions of the Management Agreement. The termination fee is reflected as "Termination fee from related party" in the accompanying condensed consolidated statement of income for the Three months ended March 31, 2017.
Services Agreement
Effective April 1, 2017, Tropicana Atlantic City entered into a services agreement with TER (the "Services Agreement"), pursuant to which Tropicana Atlantic City will perform certain administrative services for TER related to TTMA and Plaza Associates on a month to month basis in exchange for a service fee in the amount of $600,000, paid on March 31, 2017. The Services Agreement has a one year term. At any time on or after September 30, 2017, TER may terminate the Services Agreement for any reason. If the Services Agreement is terminated before the end of the term, Tropicana Atlantic City will return a pro-rated portion of the fees paid by TER for the unexpired portion of the term.
Slot Lease and Purchase Agreements
Under a lease agreement dated September 12, 2016, with TTMA, Tropicana AC leased 250 slot machines commencing after the closing of the Taj Mahal. On January 18, 2017, TTMA agreed to terminate the slot lease agreement and Tropicana Atlantic City purchased the slot machines from TTMA for a purchase price of $2.5 million, less the amount of the monthly lease payments in the aggregate amount of $192,000 made by Tropicana Atlantic City to TTMA under the lease agreement.
Database License and IP Sales Agreements
Effective October 1, 2016, the Company and TER entered into a Database License Agreement pursuant to which the Company licensed the Taj Mahal customer database from TER. On March 31, 2017 the Company and TER agreed to terminate the Database License Agreement and enter into a Customer Database and IP Sales Agreement, pursuant to which the Company purchased the Taj Mahal customer database and certain other intellectual property owned by TER, including the Taj Mahal trademark, for an aggregate purchase price of $8.05 million.
NOTE 13—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

that is amortized on a straight-line basis to rental expense over the remaining term of the lease. As of March 31, 2017 and December 31, 2016, the unfavorable lease liability balance was $6.0 million and $6.1 million, respectively, of which $5.5 million and $5.6 million, respectively, is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

conjunction with its expansion of the Tropicana Greenville casino. The initial term of the lease expires in August 2020, and the Company has several options to extend the lease for a total term of up to twenty-five years. Initial annual rent is $0.4 million with rent adjustments in option periods based upon the Consumer Price Index.
Tropicana Aruba Land Lease
The Company assumed a land lease in August 2010 for approximately 14 acres of land on which Tropicana Aruba is situated through July 30, 2051. Under the terms of the land lease, the current annual rent is $110,000.
Other Commitments and Contingencies
2011 New Jersey Legislation
In February 2011, New Jersey enacted legislation (the "Tourism District Law") that delegated redevelopment authority and creation of a master plan to the CRDA and allowed the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. The law obligated the Atlantic City casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for marketing under the Tourism District Law in the aggregate amount of $30.0 million annually through 2016. Each Atlantic City casino's proportionate share of the assessment was based on the gross revenue generated in the preceding fiscal year. In 2016 the Company paid approximately $3.7 million to the ACA for its proportionate share of the assessment (see NJ Pilot Law for further discussion of the ACA, below).
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
NJ PILOT LAW
On May 27, 2016, New Jersey enacted the Casino Property Tax Stabilization Act (the "NJ PILOT Law") which will exempt Atlantic City casino gaming properties from ad valorem property taxation in exchange for an agreement to make annual payment in lieu of tax payments ("PILOT Payments") to the City of Atlantic City, make certain changes to the NJ Tourism District Law and redirect certain IAT payments to assist in the stabilization of Atlantic City finances. Under the PILOT Law, commencing in 2017 and for a period of ten (10) years, Atlantic City casino gaming properties will be required to pay a prorated share of PILOT Payments totaling $120 million based on a formula that accounts for gaming revenues, the number of hotel rooms and the square footage of each casino gaming property. Commencing in 2018 and each year thereafter, the $120 million base year aggregate payment may either increase to as high as $165 million (based upon industry gross gaming revenue ("GGR") of between $3.0 billion and $3.4 billion) or decrease to a low of $90 million (based upon industry GGR less than $1.8 billion) and further taking into account certain non-GGR revenue streams, with the base year $120 million industry GGR set at between $2.2 billion and $2.6 billion. In years in which the industry PILOT Payments do not increase based upon an increase in GGR above the base year or other bracketed amounts, PILOT Payments will increase 2%. In February 2017, the Company signed an interim PILOT agreement with the State and the City related to payment of the 2017 PILOT payments.
The NJ PILOT Law also provides for the abolishment of the ACA effective as of January 1, 2015 and redirection of the $30 million in ACA funds paid by the casinos for each of the years 2015 and 2016 under the Tourism District Law to the State of New Jersey for Atlantic City fiscal relief and further payments of $15 million in 2017, $10 million in 2018 and $5 million for each year between 2019 and 2023 to Atlantic City. Pursuant to the NJ PILOT Law, the 2015 and 2016 ACA payments were remitted to the State.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense and priority claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. In its objection to Wimar and CSC's motions for summary judgment, the Company disputed the administrative expense and/or priority status of certain amounts claimed and also contended that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established by the bankruptcy reorganization plan, against CSC and Wimar (the "Litigation Trust Proceeding"), and be set off against any judgment against Wimar and CSC in the Litigation Trust Proceeding against them.
In October 2015, the Bankruptcy Court issued an opinion order and entered an order (1) denying Wimar's and CSC's Motions for Summary Judgment seeking allowance and payment of administrative expense claims, and (2) granting, in part, CSC's Motion for Summary Judgment to allow priority status under Bankruptcy Code Section 507(a)(5) for certain contributions made to employee benefit plans and (3) denying, in part, CSC's request for prepayment of the priority claims. The Company has motion pending with the Bankruptcy Court seeking clarification of certain aspects of the Bankruptcy Court's opinion and order. Any further litigation on the Wimar and CSC administrative expense claim has been consensually continued until after the Litigation Trust Proceeding is resolved. The Company continues to dispute any payment obligation to Wimar or CSC.
UNITE HERE
On June 30, 2016, a tentative agreement was reached between UNITE HERE Local 54 and Tropicana AC on a new collective bargaining agreement to extend through February 29, 2020. The terms of the new collective bargaining agreement were ratified by UNITE HERE Local 54 membership on July 14, 2016, and incorporated into a Memorandum of Understanding dated as of July 15, 2016 modifying the collective bargaining agreement.
Litigation in General
The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.
NOTE 14—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 24,634,512 shares were issued and outstanding as of both March 31, 2017 and December 31, 2016, respectively. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

or when all authorized repurchases are completed. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program.
As of March 31, 2017, the Company has repurchased 1,677,988 shares of our stock at a total cost of $42.8 million under the Stock Repurchase Program. In all instances, the repurchased shares were subsequently retired. There were no repurchases of stock under the Stock Repurchase Program during the three months ended March 31, 2017.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of March 31, 2017 and December 31, 2016. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Significant Ownership
At March 31, 2017, Mr. Icahn indirectly controlled approximately 72.51% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
NOTE 16—INCOME TAXES
Effective Tax Rate
The Company's effective income tax rates for the three months ended March 31, 2017 and 2016 were 38.3% and 40.0%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rates for the three months ended March 31, 2017 and 2016 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 17—SEGMENT INFORMATION
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income before income taxes for the three months ended March 31, 2017 and 2016 (in thousands, unaudited):

	Three months ended March 31,
	2017	2016
Net revenues:
East	$88,259	$74,915
Central	73,531	75,365
West	27,447	28,208
South	26,900	26,665
Corporate and other (1)	1,250	—
Total net revenues	$217,387	$205,153
Operating income (loss):
East	$9,879	$1,491
Central	15,601	13,912
West	3,085	4,137
South	4,687	3,931
Corporate and other	(3,779)	(4,906)
Total operating income	$29,473	$18,565
Reconciliation of operating income to income before income taxes:
Operating income	$29,473	$18,565
Interest expense	(2,965)	(3,220)
Interest income	253	128
Termination fee from related party	15,000	—
Income before income taxes	$41,761	$15,473
(1) represents management fee from related party.

Assets by segment:	March 31, 2017	December 31, 2016
East	$517,815	$497,847
Central	417,505	402,651
West	127,123	132,238
South	129,446	127,146
Corporate and other	164,093	165,153
Total assets	$1,355,982	$1,325,035

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some situations, you may be able to identify forward-looking statements by terms such as "may," "will," "might," "expect," "plan," "believe," "anticipate," "intend," "should," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or other strategic plans, our competition (including online gaming), financing, revenues, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our Credit Facilities (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures)

and costs associated with certain of our projects, our required capital expenditures pursuant to agreements we are party to such as the landside construction project at Tropicana Evansville, and our anticipated capital expenditures, including our use of our CRDA project funds, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition, and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. All forward-looking statements are qualified in their entirety by reference to the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under "Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We operate in a continually changing business environment and new risks emerge from time to time. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one hotel, timeshare and casino resort located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of March 31, 2017, our properties collectively included approximately 392,000 square feet of gaming space with approximately 7,900 slot machines, approximately 300 table games and approximately 5,500 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South. As of March 31, 2017, our operations by region include the following:

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

•
South —Belle of Baton Rouge Casino and Hotel ("Belle of Baton Rouge") located in Baton Rouge, Louisiana; Trop Casino Greenville ("Tropicana Greenville") located in Greenville, Mississippi; and Tropicana Aruba Resort and Casino ("Tropicana Aruba") located in Palm Beach, Aruba.

The Company, through its wholly-owned subsidiary, TEI Management Services LLC, also provided management services to the Taj Mahal Casino Hotel property ("Taj Mahal") in Atlantic City, which is a related party to the Company, that was closed in October 2016 and subsequently sold in March 2017. In addition, the Company, through our wholly-owned subsidiary, TropWorld Games LLC, operates an online social gaming site. The operating results of all other subsidiaries of the Company are reported under the heading of "Corporate and other" as they have been determined to not meet the aggregation criteria as separately reportable segments.
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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Atlantic City Market. Between January 2014 and October 2016, five Atlantic City casino hotels closed as a result of regional competitive market pressures and other factors. The Atlantic City gaming market experienced significant revenue declines in 2014 and 2015 due, in part, to these closures and market competition. In 2016, the Atlantic City gaming market experienced a slight 1.5% increase in casino revenue over 2015, including revenue from internet gaming which commenced in 2013. In addition, in November 2016 the State of New Jersey commenced a takeover of certain Atlantic City local government operations under a law enacted in May 2016, which gives the State the ability to direct certain financial and operational matters on behalf of the city in an effort to stabilize and strengthen its financial situation. The State's ability to stabilize Atlantic City's finances and restructure its debt is an important step toward improving the Atlantic City market.

•
Table games hold percentages. Casino revenues can vary because of table games hold percentages and differences in the odds for different table games. A variety of factors may impact table games hold, including variances in the amount of high end play. For the three months ended March 31, 2017 and 2016, the Company's total table games hold was 18.2% and 19.1%, respectively. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the Term Loan Facility accrue interest at a floating rate which was 4.00% as of March 31, 2017. A portion of the net proceeds from the Term Loan Facility was used to repay in full the amounts outstanding under the then-existing term loan facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest. The Revolving Facility was terminated by the Company effective March 31, 2017, in accordance with the terms of the Credit Agreement. There were no amounts outstanding under the Revolving Facility at the time of the termination.

Our interest expense was $3.0 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.2 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively, offset by approximately $0.2 million of capitalized interest in the three months ended March 31, 2017; no interest was capitalized in the three months ended March 31, 2016.

•
Insurance and other recoveries. In 2016, we filed a property damage and business interruption claim with our insurance carrier related to our HoteLumière room renovation projected that commenced in July 2016. In December 2016 we received insurance proceeds of $1.0 million toward the claim, which was recorded as a gain in 2016. In April 2017 we received additional insurance proceeds of $1.3 million, representing the balance of the property damage claim; this amount was recorded as a gain in the three months ended March 31, 2017.

•
Cost Efficiencies.  We continue to focus on areas where we may institute efficiency initiatives which may result in cost savings. In the past, these cost saving initiatives have included centralizing purchasing functions to reduce costs and maximize our potential buying power, consolidating and streamlining certain back office operations and decreasing benefits expense related to our company-sponsored plans.

Three months ended March 31, 2017 compared to three months ended March 31, 2016
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended March 31,
	2017	2016
Net revenues:
East	$88,259	$74,915
Central	73,531	75,365
West	27,447	28,208
South	26,900	26,665
Corporate and other	1,250	—
Total net revenues	$217,387	$205,153
Operating income (loss):
East	$9,879	$1,491
Central	15,601	13,912
West	3,085	4,137
South	4,687	3,931
Corporate and other	(3,779)	(4,906)
Total operating income	$29,473	$18,565
Operating income margin(a):
East	11.2%	2.0%
Central	21.2%	18.5%
West	11.2%	14.7%
South	17.4%	14.7%
Total operating income margin	13.6%	9.0%
(a)Operating income margin is operating income as a percentage of net revenues.
The following table presents detail of our net revenues (in thousands):

	Three months ended March 31,
	2017	2016
Revenues:
Casino	$177,420	$165,055
Room	29,686	28,540
Food and beverage	24,665	25,886
Other	6,806	7,217
Management fee from related party	1,250	—
Gross revenues	239,827	226,698
Less promotional allowances	(22,440)	(21,545)
Net revenues	$217,387	$205,153
Net Revenues
In the East region, net revenues were $88.3 million for the three months ended March 31, 2017, an increase of $13.3 million, or 17.8%, when compared to the three months ended March 31, 2016. Tropicana AC's net revenues comprise approximately 41% and 37% of the Company's total net revenues for the three months ended March 31, 2017 and 2016, respectively. Tropicana AC's gross casino win (including internet gaming revenue) for the three months ended March 31, 2017 increased 25.9% over the three months ended March 31, 2016, outpacing the 5.7% increase in gaming revenues (including internet gaming revenue) in the total Atlantic City market, as reported, for the first quarter of 2017 in comparison to the same period of 2016. Gaming volumes at Tropicana AC reflected increases during the first quarter of 2017 compared to the comparable prior year period, including a 23.0% increase in table drop and a 27.1% increase in slot handle. The improvement in

Tropicana AC's gaming volume was due, in part, to marketing efforts directed towards customers who formerly visited the Taj Mahal casino; when the Taj Mahal closed in October 2016, Tropicana AC entered into an agreement to license (and subsequently purchased) the Taj Mahal customer database. Volume improvements at the Tropicana AC are also attributable to renovation projects completed at the property in 2016 and 2015, including hotel room renovations, a new high-end slot area on the casino floor, a new TropAdvantage club promotional area, new and renovated restaurants and other improvements. The table hold for the three months ended March 31, 2017 was 17.0%, compared to 16.5% in the same period of 2016. The hotel occupancy and average daily room rate was 77% and $81, respectively, for the three months ended March 31, 2017, compared to 74% and $80, respectively, for the three months ended March 31, 2016.
In the Central region, net revenues were $73.5 million for the three months ended March 31, 2017, a decrease of $1.8 million from the three months ended March 31, 2016. Slot volumes in the Central region increased 2.4% in the first quarter of 2017 as compared to the same period of 2016, while slot revenues increased 3.4%, or $1.9 million, in the region during the first quarter of 2017 as compared to the first quarter of 2016. However, table games revenue in the Central region declined 9.4%, or $1.2 million, in the first quarter of 2017, primarily due to a lower table hold at Tropicana Evansville, which was 20.1% for the three months ended March 31, 2017, compared to 24.5% for the same period of 2016. Table games volumes in the Central region increased 1.3% in the first quarter of 2017. The occupancy rate for the three months ended March 31, 2017 in the Central Region was 78%, compared to 75% in the first quarter of 2016, while the average daily room rate was $127 for the three months ended March 31, 2017, compared to $126 for the three months ended March 31, 2016. The room renovation project at Lumière Place was completed during the first quarter of 2017.
In the West region, net revenues were $27.4 million for the three months ended March 31, 2017, a decrease of $0.8 million, or 2.7%, compared to the three months ended March 31, 2016. Gaming volumes at MontBleu, which declined 9.6% in the first quarter of 2017 compared to the same period of 2016, were impacted by severe winter weather throughout the first quarter of 2017, as well as increased marketing efforts by competitors. The decreased volumes, combined with a lower table games hold in the region, which was 19.2% in the first quarter of 2017 compared to 22.5% in the first quarter of 2016, resulted in a 2.4% decline in total casino revenue for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The average daily room rate for the West region was $49 for the three months ended March 31, 2017, compared to $51 for the comparable prior year period. The occupancy rate in the West region was 58% for the three months ended March 31, 2017, as compared to 56% occupancy for the three months ended March 31, 2016.
In the South region, net revenues were $26.9 million for the three months ended March 31, 2017, an increase of $0.2 million, or 0.9%, compared to the three months ended March 31, 2016. Casino revenues for the South region increased 2.7% in the three months ended March 31, 2017, compared to the prior year period, driven primarily by higher slot volumes and gross slot revenue at Belle of Baton Rouge; however, higher promotional slot free play redemptions offset the increase in gross slot revenue. Timeshare sales at the Tropicana Aruba were $0.9 million in the first quarter of 2017, compared to $0.8 million in the first quarter of 2016. The occupancy rate at our properties in the South region was 73% for the three months ended March 31, 2017 compared to 72% for the same period of 2016. The average daily room rate for the South region was $98 and $92 for the three months ended March 31, 2017 and 2016, respectively.
Net revenues for Tropicana Entertainment Corporate and other division represent the management fee earned as a result of our management of the Taj Mahal.
Operating Income
In the East region, Tropicana AC reported an operating income for the three months ended March 31, 2017 of $9.9 million, a $8.4 million increase compared to $1.5 million of operating income in the three months ended March 31, 2016. The improvement in operating results in the East region was primarily driven by the increased operating revenues, as discussed previously. Although operating expenses, such as gaming taxes, payroll costs, and promotional costs, also increased as a result of the higher business volumes, the operating income margin for the three months ended March 31, 2017 improved to 11.2%, as compared to 2.0% for the three months ended March 31, 2016.
In the Central region, the operating income for the three months ended March 31, 2017 was $15.6 million, a $1.7 million increase over the three months ended March 31, 2016. Although revenues in the Central region reflected a decline for the first quarter of 2017 as compared to the first quarter of 2016, a decrease in depreciation expense of $1.2 million at Lumière Place, combined with a $1.3 million gain on insurance proceeds at the property, more than offset the decline in revenue for the period.
In the West region, the operating income for the three months ended March 31, 2017 was $3.1 million, a $1.1 million decrease compared to the three months ended March 31, 2016. The decrease is mainly attributable to the decrease in revenues as previously discussed, combined with increased depreciation expense in the region; decreases in operating expenses as a result of the lower business volumes partially offset the decline in revenue.

In the South region, operating income for the three months ended March 31, 2017 was $4.7 million, an increase of $0.8 million over the operating income for the three months ended March 31, 2016. In addition to the increase in net revenues in the region, as previously discussed, reductions in certain operating costs, such as costs associated with timeshare sales, payroll costs and repairs and maintenance costs, contributed to the improvement in operating income.
The Corporate and other operating loss, which includes the results of all other subsidiaries of the Company, was $3.8 million for the three months ended March 31, 2017, reflecting improvement over the three months ended March 31, 2016 primarily due to the recognition of $1.3 million of revenue during the first quarter of 2017 related to the TEI Management Services LLC agreement to manage the Taj Mahal Casino Hotel.
Interest Expense
Interest expense for the three months ended March 31, 2017 and 2016 was $3.0 million and $3.2 million, respectively. The interest expense on our Term Loan Facility accrues at a floating rate, which was 4.0% per annum as of March 31, 2017. Cash paid for interest, net of interest capitalized, was $2.7 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively. Interest expense also includes $0.2 million and $0.3 million, respectively, of amortization of debt issuance costs and discounts for each of the three months ended March 31, 2017 and March 31, 2016.
Income Taxes
Income tax expense was $16.0 million and $6.2 million, for the three months ended March 31, 2017 and 2016, respectively, and our effective income tax rate was 38.3% and 40.0% for the same periods, respectively. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended March 31, 2017 and 2016 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.
Termination Fee from Related Party
Concurrently with the sale of the Taj Mahal to a third party and the surrender of TTMA's New Jersey casino license on March 31, 2017, TTMA exercised its right to terminate the Management Agreement without Cause (as defined in the Management Agreement), at which time TEI Management Services LLC was paid a termination fee of $15 million pursuant to the provisions of the Management Agreement.
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
Our material cash requirements for our existing properties for 2017 are expected to include (i) principal and interest payments related to our Term Loan Facility of $3.0 million and $11.8 million, respectively, (ii) maintenance capital expenditures expected to be approximately $31 million, (iii) growth capital expenditures expected to be approximately $22 million, (iv) expenditures related to the Company's $50 million commitment to develop a landside gaming facility at Tropicana Evansville, estimated to be approximately $45 million in 2017, and (iv) minimum lease payments under our operating leases of approximately $8.7 million. Except for the commitment to spend $50 million of capital renovation at Tropicana Evansville required by the Sixth Amendment, the majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.

The following table summarizes our cash flows (in thousands):

	Three months ended March 31,
	2017	2016
Cash Flow Information:
Net cash provided by operating activities	$46,507	$23,493
Net cash used in investing activities	(32,615)	(17,774)
Net cash (used in) provided by financing activities	(752)	3,271
Net increase in cash and cash equivalents	$13,140	$8,990
During the three months ended March 31, 2017, our operating activities provided $46.5 million in cash. Cash paid for interest, net of interest capitalized, was $2.7 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively. This variance primarily relates to the capitalization of interest in 2017. Net cash provided by operating activities for the three months ended March 31, 2017 improved over the prior year period primarily due to the improvement in operating income during the period, combined with the receipt of the $15 million termination fee as a result of the sale of the Taj Mahal to a third party and concurrent termination of the Management Agreement.
During the three months ended March 31, 2017, our investing activities used $32.6 million in cash. Net cash used in investing activities primarily consisted of $25.0 million for capital expenditures and $8.1 million for the acquisition of the Taj Mahal's customer database and other intellectual property. Net cash used in investing activities during the three months ended March 31, 2016 consisted primarily of $16.0 million for capital expenditures, partially offset by $1.9 million of Approved CRDA Project Fund reimbursements received and proceeds from the cancellation of the Ruby Seven preferred stock. Capital expenditures relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.
During the three months ended March 31, 2017, our financing activities used $0.8 million in cash, consisting primarily of principal payments on the Term Loan Facility. Net cash provided by financing activities for the three months ended March 31, 2016 primarily consisted of the proceeds of $7.6 million previously classified as restricted cash for certain bankruptcy-related professional fee liabilities, offset by principal payments on the Term Loan Facility of $0.8 million, combined with the buy back of the Company's common stock under the Stock Repurchase Program of $3.5 million, as further described below
Credit Facilities
On November 27, 2013, we entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million, issued at a discount of 0.5% (the “Term Loan Facility”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). Commencing on December 31, 2013, the Term Loan Facility is amortized in equal quarterly installments of $750,000, with any remaining balance payable on the final maturity date of the Term Loan Facility, which is November 27, 2020.

The Revolving Facility was terminated by the Company effective March 31, 2017, in accordance with the terms of the Credit Agreement. There were no amounts outstanding under the Revolving Facility at the time of the termination.

Approximately $172.4 million of the net proceeds from the Credit Facilities were used to repay in full the principal amounts outstanding under our then-existing credit facilities, which were terminated effective as of November 27, 2013. A portion of the proceeds from the Credit Facilities was also used to finance our acquisition of Lumière Place in April 2014.

The Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The interest rate increases by 2.00% following certain defaults. As of March 31, 2017, the interest rate on the Term Loan Facility was 4.0%.

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

Our interest expense for the three months ended March 31, 2017 and 2016 was $3.0 million and $3.2 million, respectively, which includes $0.2 million and $0.3 million of amortization of the related debt discounts and debt issuance costs for the three months ended March 31, 2017 and 2016, respectively.

Stock Repurchase Program

On July 31, 2015 our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock with no set expiration date. On February 22, 2017, our Board of Directors authorized the repurchase of an additional $50 million of our outstanding stock, for the repurchase of an aggregate amount of up to $100 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by the Board of Directors or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program.

There were no repurchases of our stock under the Stock Repurchase Program during the three months ended March 31, 2017. During the first quarter of 2016, we repurchased 221,578 shares of our stock under the Stock Repurchase Program. The repurchased shares were subsequently retired.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the three months ended March 31, 2017 compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of March 31, 2017, assuming a 1% increase over the 4.0% minimum interest rate specified in our Term Loan Facility, our annual interest cost would increase by approximately $2.9 million.
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of March 31, 2017. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
For a description of our previously reported legal proceedings, refer to "Item 3-Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material developments with respect to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2016, except as discussed in Note 13 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS.
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016 includes a discussion of our risk factors. There have been no material changes to our risk factors during the three months ended March 31, 2017 as compared to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. PURCHASE OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended March 31, 2017:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
January 1, 2017 through January 31, 2017	—	—	—	$7,169
February 1, 2017 through February 28, 2017	—	—	—	$57,169
March 1, 2017 through March 31, 2017	—	—	—	$57,169

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

TROPICANA ENTERTAINMENT INC.

Date:	May 3, 2017	By:	/s/ THERESA GLEBOCKI
		Name:	Theresa Glebocki
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)