Form 10-Q
period 2017-06-30
Tropicana Entertainment Inc.
filed 2017-08-03
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2017
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of August 1, 2017, there were 24,634,512 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$264,615	$239,615
Restricted cash	15,239	14,842
Receivables, net	25,113	31,997
Inventories	8,016	7,485
Prepaid expenses and other assets	16,308	12,041
Total current assets	329,291	305,980
Property and equipment, net	785,147	764,282
Goodwill	15,857	15,857
Intangible assets, net	80,990	73,891
Investments	12,902	17,161
Deferred tax assets, net	122,956	122,956
Long-term prepaid rent and other assets	24,807	24,908
Total assets	$1,371,950	$1,325,035

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Accounts payable	41,747	38,975
Accrued expenses and other current liabilities	91,648	86,155
Total current liabilities	136,395	128,130
Long-term debt, net	282,840	283,825
Other long-term liabilities	6,852	6,331
Deferred tax liabilities	3,244	3,244
Total liabilities	429,331	421,530

Commitments and contingencies

Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 24,634,512 shares issued and outstanding at June 30, 2017 and December 31, 2016	246	246
Additional paid-in capital	557,545	557,545
Retained earnings	384,828	345,714
Total shareholders' equity	942,619	903,505
Total liabilities and shareholders' equity	$1,371,950	$1,325,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Casino	$175,968	$162,011	$353,388	$327,066
Room	34,556	32,051	64,242	60,591
Food and beverage	28,162	27,570	52,827	53,456
Other	7,575	7,367	14,381	14,584
Management fee from related party	—	1,083	1,250	1,083
Gross revenues	246,261	230,082	486,088	456,780
Less promotional allowances	(23,965)	(22,543)	(46,405)	(44,088)
Net revenues	222,296	207,539	439,683	412,692
Operating costs and expenses:
Casino	75,546	70,441	150,238	141,731
Room	11,674	11,368	21,440	21,277
Food and beverage	14,554	13,649	26,575	26,506
Other	4,238	4,761	8,342	9,328
Marketing, advertising and promotions	17,458	17,231	35,167	33,119
General and administrative	37,467	44,280	73,788	82,350
Maintenance and utilities	17,723	17,373	34,535	34,393
Depreciation and amortization	19,174	16,289	36,794	33,236
Impairment charges, other write-downs and recoveries	28	57	(1,103)	97
Total operating costs and expenses	197,862	195,449	385,776	382,037
Operating income	24,434	12,090	53,907	30,655

Other income (expense):
Interest expense	(3,016)	(3,229)	(5,981)	(6,449)
Interest income	214	223	467	351
Termination fee from related party	—	—	15,000	—
Total other income (expense)	(2,802)	(3,006)	9,486	(6,098)
Income before income taxes	21,632	9,084	63,393	24,557
Income tax expense	(8,285)	(3,660)	(24,279)	(9,848)
Net income	$13,347	$5,424	$39,114	$14,709

Basic and diluted income per common share:
Net income	$0.54	$0.21	$1.59	$0.56

Weighted-average common shares outstanding:
Basic and diluted	24,635	26,091	24,635	26,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$39,114	$14,709
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance recoveries	(1,387)	—
Insurance proceeds	109	—
Depreciation and amortization	36,794	33,236
Amortization of debt discount and debt issuance costs	515	500
Change in investment reserves	(1,472)	6,423
Restricted cash funded	(71)	(1,173)
Impairment charges	—	12
Loss on disposition of asset	284	85
Changes in operating assets and liabilities:
Receivables, net	6,884	154
Inventories, prepaids and other assets	(4,798)	(2,798)
Accrued interest	(1,000)	(43)
Accounts payable, accrued expenses and other liabilities	5,640	4,918
Long term prepaid rent and other noncurrent assets and liabilities, net	791	(1,137)
Net cash provided by operating activities	81,403	54,886
Cash flows from investing activities:
Additions of property and equipment	(55,407)	(39,056)
Restricted cash (capital reserve)	(321)	(4,775)
Approved CRDA Project Funds received	6,422	1,867
Proceeds from sale of investment	6	798
Insurance proceeds	1,278	—
Intangible assets acquired	(8,050)	—
Other	1,174	(1,789)
Net cash used in investing activities	(54,898)	(42,955)
Cash flows from financing activities:
Payments on debt	(1,500)	(1,500)
Repurchase of TEI common stock	—	(3,545)
Restricted cash	(5)	7,563
Net cash (used in) provided by financing activities	(1,505)	2,518
Net increase in cash and cash equivalents	25,000	14,449
Cash and cash equivalents, beginning of period	239,615	216,890
Cash and cash equivalents, end of period	$264,615	$231,339

Supplemental cash flow disclosure:
Cash paid for interest, net of interest capitalized	$6,461	$5,998
Cash paid for income taxes, net of refunds received	9,090	7,554
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	9,918	3,228

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
Restricted Cash
Restricted cash consists primarily of cash held in separate bank accounts designated for specific purposes. At both June 30, 2017 and December 31, 2016, $7.0 million was restricted to collateralize letters of credit. Also at June 30, 2017 and December 31, 2016, $6.2 million and $5.9 million, respectively, was held in a separate bank account to be used for purchases of replacement furniture, fixtures and equipment at the Four Seasons Hotel St. Louis, as required by contract. In addition, at June 30, 2017 and December 31, 2016, a total of $2.0 million and $1.9 million, respectively, was held as restricted cash as required by gaming regulatory agencies in Nevada, New Jersey and Missouri.
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
The amounts included in promotional allowances consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Room	$10,267	$9,171	$19,767	$17,792
Food and beverage	11,999	11,602	23,100	22,634
Other	1,699	1,770	3,538	3,662
Total	$23,965	$22,543	$46,405	$44,088

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The estimated departmental costs and expenses of providing these promotional allowances are included in casino operating costs and expenses and consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Room	$5,251	$4,953	$10,851	$10,171
Food and beverage	10,330	10,124	20,352	19,823
Other	800	793	1,656	1,476
Total	$16,381	$15,870	$32,859	$31,470
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
Adoption of New Accounting Standards
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB ASU Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. This ASU is effective beginning with our interim period beginning January 1, 2017. The adoption of this guidance was applied prospectively, and did not have any impact on our consolidated financial position, results of operations, cash flows and disclosures.
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
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which amends FASB ASC Topic 350, Intangibles - Goodwill and Other. This ASU simplifies the annual goodwill impairment testing by eliminating “Step 2” from the test, which, prior to the adoption of this ASU, requires comparing the implied fair value of goodwill with its carrying value. By eliminating “Step 2” from the goodwill impairment test, the quantitative analysis of goodwill will result in an impairment loss for the amount that the carrying value of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to the tested reporting unit. While this ASU reduces the complexity of goodwill impairment tests, it may result in significant differences in the recognition of goodwill impairment. For example, should the reporting unit fail “Step 1” of the impairment test but pass the current “Step 2” impairment test, the Company may have more impairments of goodwill under the new guidance. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted for interim and annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The Company has elected to early adopt this ASU for our annual

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

goodwill tests to be performed on testing dates beginning in 2017. We have not performed any interim goodwill impairment analysis in 2017 and therefore, the adoption of this guidance had no impact on our consolidated financial position, results of operations, cash flows and disclosures.
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
The Company continues to assess the impact the adoption of ASU No. 2014-09 will have on the Company's financial statements and related disclosures. However, we do believe it will result in a change in the reporting of rewards earned and redeemed by our customers under our loyalty programs. Under the new guidance, points earned by our customers as a result of their gaming activity will create a separate performance obligation, which will require the allocation of a portion of the gaming revenue to that obligation, at the expected retail value of the benefits owed to the customer, adjusted for expected redemptions by customers. When the customer redeems the points and the performance obligation is fulfilled by the Company, revenue will be recognized in the venue that provides the goods or services (for example, hotel, food, beverage, or other). The Company will no longer record loyalty program redemptions as complimentary revenues, with a corresponding deduction for promotional allowances. The quantitative effects of these changes have not yet been determined.
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

The following table presents a summary of fair value measurements by level for certain assets measured at fair value on a recurring basis included in the accompanying condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 (in thousands):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2017
Assets:
CRDA deposits, net	$—	$—	$1,023	$1,023

December 31, 2016
Assets:
CRDA deposits, net	$—	$—	$1,202	$1,202
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposits at fair value. As of June 30, 2017 and December 31, 2016, the remainder of funds on deposit with the CRDA which are not attributable to the amended CRDA grant agreement, as discussed further in Note 7 - Investments, are classified in the fair value hierarchy as Level 3, and estimated using valuation allowances calculated based on market rates for similar assets and other information received from the CRDA.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table summarizes the changes in fair value of the Company's Level 3 CRDA deposits (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning Balance	$1,134	$14,831	$1,202	$16,405
Realized or unrealized gains/(losses)	(55)	(5,530)	(62)	(5,720)
Additional CRDA deposits	339	858	665	1,906
Purchases of CRDA investments	(395)	(263)	(782)	(828)
CRDA deposits attributable to amended CRDA grant agreement, net	—	(7,268)	—	(9,135)
Ending Balance	$1,023	$2,628	$1,023	$2,628
Realized or unrealized gains/(losses) related to the Level 3 investments held at the end of the reporting period are included in general and administrative expenses on the accompanying condensed consolidated statements of income. There were no transfers between fair value levels during the periods ended June 30, 2017 and 2016.
Long-term Debt
The Company's long-term debt is carried at amortized cost in the accompanying consolidated balance sheets. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices for similar issues. The estimated fair value of long-term debt as of June 30, 2017 and December 31, 2016 is approximately $290.2 million and $292.1 million, respectively.
CRDA Bonds
The Company's CRDA bonds are classified as held-to-maturity since the Company has the ability and intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. The CRDA bonds are initially recorded at a discount to approximate fair value. After the initial determination of fair value, the Company will analyze the CRDA bonds quarterly for recoverability based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional allowances will be recorded. The fair value of the Company's CRDA bonds are considered a Level 3 fair value measurement. The CRDA bonds carrying value as of June 30, 2017 and December 31, 2016 net of the unamortized discount and allowances was $10.4 million and $10.1 million, respectively, which approximates fair value. See Note 7 - Investments for more detail related to the CRDA bonds.
NOTE 4—RECEIVABLES
Receivables consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Casino	$10,293	$10,630
Hotel	6,962	6,918
Income tax receivable	—	7,133
Other	15,930	14,894
Receivables, gross	33,185	39,575
Allowance for doubtful accounts	(8,072)	(7,578)
Receivables, net	$25,113	$31,997

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	June 30, 2017	December 31, 2016
Land	—	$116,597	$116,597
Buildings and improvements	10 - 40	659,171	631,741
Furniture, fixtures and equipment	3 - 7	283,297	260,430
Riverboats and barges	5 - 15	18,193	18,145
Construction in progress	—	37,393	34,398
Property and equipment, gross		1,114,651	1,061,311
Accumulated depreciation		(329,504)	(297,029)
Property and equipment, net		$785,147	$764,282
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
The carrying amounts of Goodwill by segment are as follows (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South	1,731	(1,731)	—	1,731	(1,731)	—
Corporate and other	10,704	(9,071)	1,633	10,704	(9,071)	1,633
Total	$26,659	$(10,802)	$15,857	$26,659	$(10,802)	$15,857
Intangible assets consist of the following (in thousands):

	Estimated life (years)	June 30, 2017	December 31, 2016
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	37,387
Customer lists	3	7,660	160
Favorable lease	5 - 42	13,260	13,260
Intellectual property, other	1	550	—
Total intangible assets		84,357	76,307
Less accumulated amortization:
Customer lists		(785)	(146)
Favorable lease		(2,445)	(2,270)
Intellectual property, other		(137)	—
Total accumulated amortization		(3,367)	(2,416)
Intangible assets, net		$80,990	$73,891
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

competition is limited to a specified number of licensed gaming operators. At both June 30, 2017 and December 31, 2016 the indefinite life gaming licenses consists of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively.
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. On March 31, 2017, concurrently with the sale of the Taj Mahal (see Note 12 - Related Party Transactions), the Company purchased the Taj Mahal customer database and certain other intellectual property for an aggregate purchase price of $8.05 million. The Company has estimated the value of the customer database to be $7.5 million, which will be amortized over a period of three years commencing April 1, 2017. The remainder of the purchase price, estimated to represent the fair value of the intellectual property, will be amortized on a straight line basis over one year, commencing April 1, 2017. Total amortization expense related to customer lists and intellectual property, which is included in depreciation and amortization expense, for the three months ended June 30, 2017 and 2016 was $0.8 million and less than $0.1 million, respectively, and for the six months ended June 30, 2017 and 2016 was $0.8 million and less than $0.1 million, respectively.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for each of the three months ended June 30, 2017 and 2016 was $0.1 million, and for each of the six months ended June 30, 2017 and 2016 was $0.2 million.
NOTE 7—INVESTMENTS
CRDA
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of Internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues and 5% on Internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at June 30, 2017 and December 31, 2016 approximates their fair value.
CRDA investments consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Investment in bonds—CRDA	$18,794	$18,592
Less unamortized discount	(4,294)	(4,348)
Less valuation allowance	(4,139)	(4,115)
Deposits—CRDA	3,320	17,351
Less valuation allowance	(779)	(10,319)
Direct investment—CRDA	2,037	2,158
Less valuation allowance	(2,037)	(2,158)
Total CRDA investments	$12,902	$17,161
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended June 30, 2017 and 2016, the Company recorded a reduction of $0.4 million and a charge of $0.3 million, respectively, and during the six months ended June 30, 2017 and 2016 the Company recorded a reduction of $1.5 million and a charge of $0.7 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income, representing the changes in these investment reserves.
As a result of the NJ PILOT Law, which was enacted in May 2016 (see further discussion in Note 13, Commitments and Contingencies, NJ PILOT Law), the portion of investment alternative tax payments made by casino operators which are deposited with the CRDA and which have not been pledged for the payment of bonds issued by the CRDA will be allocated to the State of New Jersey for purposes of paying debt service on bonds previously issued by Atlantic City. That portion of the deposits which will be allocated to the State of New Jersey are no longer recorded as an investment with a corresponding valuation allowance, but are charged directly to general and administrative expenses. During the three months ended June 30, 2017 and 2016, the Company recorded a charge of $0.9 million and $0.3 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company recorded a charge of $1.9 million and $0.3 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income, representing that portion of investment alternative tax payments that will be allocated to the State of New Jersey under the NJ PILOT Law and have no future value to the Company.
In 2014, the Company was approved to use up to $18.8 million of CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. In April 2016, the CRDA approved an application by the Company to increase the scope of the approved Tropicana AC project to include additional project elements and amend the CRDA grant agreement related to the Tropicana AC project to permit (i) an $8 million increase in the CRDA fund reservation and corresponding increase in the Approved CRDA Project Funds from $18.8 million to $26.8 million, and (ii) a rescheduled substantial completion date for the Tropicana AC project to not later than June 30, 2017. In exchange for the approval, the Company agreed to donate the balance of its CRDA deposits in the amount of approximately $7.1 million to the CRDA pursuant to NJSA 5:12-177. The Company recorded $5.4 million of expense during the second quarter of 2016 to fully reserve the funds donated to the CRDA per this agreement. The project was substantially completed by June 30, 2017.
Through December 31, 2016, Tropicana AC had received a total of $18.2 million of reimbursements of Approved CRDA Project Funds under the program described above. Tropicana AC received $6.4 million of CRDA Project Fund reimbursements during the six months ended June 30, 2017.
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
Ruby Seven entered into a merger agreement with a third party pursuant to which Ruby Seven merged into the third party in a transaction that closed in February 2016. TEI R7 approved the agreement.   As a result of the merger transaction, all of Ruby Seven’s outstanding shares (including the shares held by TEI R7) were canceled and the Ruby Seven shareholders received merger consideration in exchange for their shares.  At closing, TEI R7 received cash in the approximate amount of $0.8 million, plus an earn-out consideration over three years following the closing, with a minimum earn-out of approximately $0.7 million, which is included in long-term assets on the accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 8—LONG-TERM PREPAID RENT AND OTHER ASSETS
Other assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Tropicana Evansville prepaid rent	$12,035	$13,326
Deposits	3,580	3,312
Timeshare inventory	3,995	3,684
Other	5,197	4,586
Other assets	$24,807	$24,908
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued payroll and benefits	$38,111	$39,908
Accrued gaming and related	15,055	15,724
Accrued taxes	20,164	13,495
Other accrued expenses and current liabilities	18,318	17,028
Total accrued expenses and other current liabilities	$91,648	$86,155
NOTE 10—DEBT
Debt consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Term Loan Facility, due 2020, interest at 4.3% and 4.0% at June 30, 2017 and December 31, 2016, respectively, net of unamortized discount of $0.7 million and $0.8 million at June 30, 2017 and December 31, 2016, respectively, and debt issuance costs of $2.2 million and $2.6 million at June 30, 2017 and December 31, 2016, respectively	$285,840	$286,825
Less current portion of debt	(3,000)	(3,000)
Total long-term debt, net	$282,840	$283,825
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

The Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The interest rate increases by 2.00% following certain defaults. As of June 30, 2017, the interest rate on the Term Loan Facility was 4.3%.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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

Key covenants binding the Company and its subsidiaries include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Term Loan Facility and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the Term Loan Facility at June 30, 2017.

NOTE 11—IMPAIRMENT CHARGES, OTHER WRITE DOWNS AND RECOVERIES
Impairment charges, other write-downs and recoveries consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gain on insurance recovery	$(109)	$—	$(1,387)	$—
Loss on disposal of assets	137	57	284	97
Total impairment charges, other write-downs and recoveries	$28	$57	$(1,103)	$97
Hotel Lumière Insurance Recovery
In 2016, we filed a property damage and business interruption claim with our insurance carrier related to our HoteLumière room renovation project which commenced in July 2016. In December 2016 we received insurance proceeds of $1.0 million as a partial payment toward the property damage claim, which was recorded as a gain in 2016. In March 2017, we received notice that the balance of the property damage claim of $1.3 million was approved and was subsequently paid in early April 2017. We recorded the balance of the claim as a gain during the three months ended March 31, 2017. The business interruption claim is still pending.
NOTE 12—RELATED PARTY TRANSACTIONS
Insight Portfolio Group LLC
Effective January 1, 2013, the Company acquired a minority equity interest in Insight Portfolio Group LLC (“Insight Portfolio Group”) and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. Commencing in the second quarter of 2016, an

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

officer of the Company also serves on the Board of Directors of Insight Portfolio Group. The Company made no payments to Insight Portfolio Group during the three months ended June 30, 2017 and 2016. During each of the six months ended June 30, 2017 and 2016, the Company paid $0.1 million to Insight Portfolio Group.
WestPoint International, LLC
The Company and certain of its subsidiaries purchase sheets, towels and other products from WestPoint International, LLC (formerly WestPoint International, Inc., or "WPI"). WPI is an indirect wholly-owned subsidiary of Icahn Enterprises, which is indirectly controlled by Mr. Icahn. During the three months ended June 30, 2017 and 2016, the Company paid $0.4 million and less than $0.1 million, respectively, to WPI for purchases of these products. During the six months ended June 30, 2017 and 2016, the Company paid $0.9 million and $0.1 million, respectively, to WPI for purchases of these products.
Trump Entertainment Resorts, Inc. Agreements
The Company and its subsidiaries have been a party to several agreements with Trump Entertainment Resorts, Inc. ("TER") and its subsidiaries.
Management Agreement
On March 1, 2016, TEI Management Services LLC, a wholly owned subsidiary of the Company, entered into a management agreement with Trump Taj Mahal Associates, LLC (“TTMA”), an indirect wholly-owned subsidiary of TER and IEH Investments LLC (“IEH Investments”) (the "Management Agreement") pursuant to which TEI Management Services LLC managed the Taj Mahal in Atlantic City, New Jersey, owned by TTMA, and provided consulting services relating to the former Plaza Hotel and Casino in Atlantic City, New Jersey, owned by Trump Plaza Associates LLC (“Plaza Associates”). The Management Agreement, which commenced upon receipt of required New Jersey regulatory approvals on April 13, 2016, was effective for an initial five year term. TTMA, IEH Investments and Plaza Associates are indirect wholly owned subsidiaries of Icahn Enterprises (see Note 14 "Stockholders' Equity"). For the six months ended June 30, 2017 and 2016, the Company recorded $1.3 million and $1.1 million of management fee income as a result of the Management Agreement, which is included in Management fee from related party in the accompanying condensed consolidated statements of income.
In October 2016, the Taj Mahal discontinued its operation as a casino hotel. TTMA exercised its right to terminate the Management Agreement without Cause (as defined in the Management Agreement), effective March 31, 2017, concurrently with the sale of the Taj Mahal to a third party and the surrender of TTMA's New Jersey casino license, at which time TEI Management Services LLC was paid a termination fee of $15 million pursuant to the provisions of the Management Agreement. The termination fee is reflected as "Termination fee from related party" in the accompanying condensed consolidated statement of income for the six months ended June 30, 2017.
Services Agreement
Effective April 1, 2017, Tropicana AC entered into a services agreement with TER (the "Services Agreement"), pursuant to which Tropicana AC will perform certain administrative services for TER related to TTMA and Plaza Associates on a month to month basis in exchange for a one-time service fee in the amount of $0.6 million, which was paid on March 31, 2017. The Services Agreement has a one year term. At any time on or after September 30, 2017, TER may terminate the Services Agreement for any reason. If the Services Agreement is terminated before the end of the term, Tropicana AC will return a pro-rated portion of the fees paid by TER for the unexpired portion of the term.
Slot Lease and Purchase Agreements
Under a lease agreement dated September 12, 2016, with TTMA, Tropicana AC leased 250 slot machines commencing after the closing of the Taj Mahal. On January 18, 2017, TTMA agreed to terminate the slot lease agreement and Tropicana AC purchased the slot machines from TTMA for a purchase price of $2.5 million, less the amount of the monthly lease payments in the aggregate amount of $192,000 made by Tropicana AC to TTMA under the lease agreement.
Database License and IP Sales Agreements
Effective October 1, 2016, the Company and TER entered into a Database License Agreement pursuant to which the

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
New Jersey Division of Gaming Enforcement Surplus Credit
In the second quarter of 2017, the New Jersey Division of Gaming Enforcement (“NJDGE”) distributed to the Atlantic City casinos refunds, in the form of credits which could be used to offset future monthly NJDGE operating cost charges. The refunds represented the excess of the NJDGE monthly costs paid by the operating Atlantic City casinos over the actual NJDGE operating costs incurred for the period July 1, 2015 through June 30, 2016. The Taj Mahal received a credit for approximately $0.4 million. The NJDGE agreed to allow Tropicana AC to purchase this credit from the Taj Mahal and apply it to payments made for future NJDGE monthly charges by Tropicana AC. Tropicana AC purchased this credit from the Taj Mahal for $0.4 million in the second quarter of 2017.
IEP Morris LLC
On June 27, 2017, IEP Morris LLC ("IEP Morris"), an affiliate of Icahn Enterprises, and Tropicana AC entered into a short term triple net lease agreement with annual rent of ten dollars ($10) (the "Lease Agreement"), pursuant to which Tropicana AC leased the property formerly known as The Chelsea Hotel, located in Atlantic City ("The Chelsea") from IEP Morris. The Lease Agreement was terminated on July 6, 2017, at which time Tropicana AC paid IEP Morris approximately $5.5 million for an assignment of a mortgage on The Chelsea and rights under certain other related agreements, pursuant to which The Chelsea was acquired by IEP Morris. On July 6, 2017, Tropicana AC recorded a deed from IEP Morris conveying title to The Chelsea to Tropicana AC.
Icahn Enterprises Holdings L.P.
Tender Offer
On June 23, 2017, the Company and Icahn Enterprises Holdings L.P., a Delaware limited partnership ("Icahn Enterprises") commenced a tender offer to purchase severally, and not jointly, up to 5,580,000 shares of common stock in the aggregate, at a price not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the "Offer"). The Offer is being made severally, and not jointly, by the Company and Icahn Enterprises and upon the terms and subject to the conditions of the Offer, first, the Company will severally, and not jointly, purchase 800,000 of the shares properly tendered, and second, Icahn Enterprises will severally, and not jointly, purchase any remaining shares properly tendered, up to a maximum of 4,780,000 shares. The offer expires on August 9, 2017, unless the offer is extended.
Tender Offer Agreement
In connection with the Offer, the Company and Icahn Enterprises entered into a Tender Offer Agreement, dated as of June 23, 2017 (the "Tender Offer Agreement"), pursuant to which Icahn Enterprises and the Company agreed that any amendment, extension, termination, waiver or other change or action under the terms of the Offer cannot be made by either party without the consent of the other party.
Upon consummation of the Offer, Icahn Enterprises has agreed, pursuant to the Tender Offer Agreement, among other things:

•
not to, and to take all actions necessary to cause the Icahn controlled affiliates not to, propose, or engage in, any transaction to acquire all of the outstanding shares of common stock for a period of two years from August 2, 2017;

•
other than in connection with a repurchase, redemption, retirement, cancellation, or other similar action with respect to the shares of common stock by the Company that is approved by the Special Committee of the Board of Directors (the “Special Committee”), for so long as Icahn Enterprises or any of its affiliates beneficially own (as determined pursuant to Rule 13d-3 promulgated under the Exchange Act), in the aggregate, in excess of 50% of the shares of common stock, not to, and to take all actions necessary to cause the Icahn controlled affiliates not to, take any action, directly or indirectly, to cause Icahn Enterprises to increase its beneficial ownership in the Company above 95.0% of all

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

outstanding shares unless any such transaction is approved by (i) first, the Special Committee and (ii) second, an informed vote of the holders of a majority of the shares held by stockholders who are not affiliated with Icahn Enterprises or its affiliates;

•
for so long as (x) Icahn Enterprises or any of its affiliates beneficially own (as determined pursuant to Rule 13d-3 promulgated under the Exchange Act), in the aggregate, in excess of 50% of the shares of common stock, and (y) any shares of common stock are beneficially owned (as determined pursuant to Rule 13d-3 promulgated under the Exchange Act) by a person other than Icahn Enterprises, not to take any action to, and to take all actions necessary to cause the Icahn controlled affiliates not to, without Special Committee approval, cause the Company to (a) cease to be quoted on the OTCQB; (b) deregister the common stock of the Company under the Exchange Act; (c) cease filing reports with the SEC required by Section 13 and/or Section 15(d) of the Exchange Act, even if the Company may not be subject to such reporting requirements; or (d) cease to maintain an audit committee comprising at least two independent directors, the composition and authority of which complies with any state gaming laws or regulations applicable to the Company;

•
for a period of two years from August 2, 2017, not to take any action to, and to take all actions necessary to cause the Icahn controlled affiliates not to, transfer, sell, convey or otherwise dispose of shares of common stock, by merger, sale of equity, operation of law or otherwise, if, as a result of such transfer or sale, Icahn Enterprises would beneficially own (as determined pursuant to Rule 13d-3 promulgated under the Exchange Act) less than 50.0% of the outstanding shares of common stock, other than in connection with a transaction for the sale of all outstanding shares of common stock, a transaction involving the merger of the Company or as otherwise consented to by the Special Committee;

•
that the Company and Icahn Enterprises will bear certain expenses (including but not limited to SEC filing fees, and expenses and fees of financial printers, information agents and depositaries) pro rata in proportion to the number of shares purchased by each party in the Offer;

•	to enter into a Tax Allocation Agreement upon the consummation of the Offer; and

•
that Icahn Enterprises would indemnify the Company for (i) any liability arising from being an offeror with respect to any liability to purchase any shares over 800,000 shares in the Offer and (ii) any and all liability imposed upon the Company and any of its direct and indirect subsidiaries that are eligible to be included in a consolidated return with the Company (such subsidiaries, collectively with the Company, the "Tropicana Group") resulting from any member of the Tropicana Group being considered a member of a controlled group (within the meaning of §4001(a)(14) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")) of which Icahn Enterprises is a member (the "Controlled Group"), except with respect to liability in respect of any employee benefit plan, as defined in ERISA §3(3), maintained by any member of the Tropicana Group.

Pursuant to the Tender Offer Agreement, Icahn Enterprises and the Company have also agreed to indemnify the other for (i) any untrue statement or alleged untrue statement by the indemnifying party of a material fact contained in the Schedule TO, the Offer to Purchase and the related Letter of Transmittal (or any document incorporated by reference therein) and (ii) the omission or alleged omission by the indemnifying party to state any material fact required to be stated therein or necessary to make the statements therein not misleading.
For purposes of the Tender Offer Agreement, (i) "Icahn controlled affiliates" means Mr. Carl C. Icahn and any of his Affiliates in in which he beneficially owns (as determined pursuant to Rule 13d-3 promulgated under the Exchange Act), in the aggregate, in excess of 50% of the equity interests of such Affiliate and (ii) "Affiliate" means any person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified. For purposes of the definition of "Affiliate", "control" means possession, directly or indirectly, of the power to elect a majority of the board of directors or other governing body of an entity (whether through ownership of securities or partnership or other ownership interests, by contract or otherwise) and, without limiting the generality of the foregoing, (x) a person who possesses, directly or indirectly, the power to control the general partner of a limited partnership shall be deemed to control such limited partnership, and (y) a person who possesses, directly or indirectly, the power to control the manager or managing member of a limited liability company shall be deemed to control such limited liability company.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent was $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that is amortized on a straight-line basis to rental expense over the remaining term of the lease. As of June 30, 2017 and December 31, 2016, the unfavorable lease liability balance was $5.9 million and $6.1 million, respectively, of which $5.4 million and $5.6 million, respectively, is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
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
Belle of Baton Rouge Lease
Belle of Baton Rouge leases certain land and buildings under separate leases, with combined annual payments of $0.2 million. The current lease term for one of the leases expires in July 2023, with an option to renew for an additional five years. The other lease contains multiple options to renew through 2083. In addition, Belle of Baton Rouge leases a parking lot with annual base rent of approximately $0.4 million, plus 0.94% of annual adjusted gross revenue in excess of $45 million but not to exceed $80 million through August 2017.

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
Tropicana Greenville also leases, from the Board of Mississippi Levee Commissioners, and operates the Greenville Inn and Suites, a 40-room all-suite hotel, located less than a mile from the casino. The original lease contains multiple options to extend the lease term, with the current lease term expiring in February 2021. The current lease for the property calls for lease payments which increase annually based on the consumer price index, subject to a minimum annual increase of 3.3%. For the current lease year ending February 28, 2018, the annual rent was less than $0.1 million.
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
Tropicana Aruba Land Lease
The Company assumed a land lease in August 2010 for approximately 14 acres of land on which Tropicana Aruba is situated through July 30, 2051. Under the terms of the land lease, the current annual rent is approximately $0.1 million.
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
NJ PILOT LAW
On May 27, 2016, New Jersey enacted the Casino Property Tax Stabilization Act (the "NJ PILOT Law") which exempted Atlantic City casino gaming properties from ad valorem property taxation in exchange for an agreement to make annual payment in lieu of tax payments ("PILOT Payments") to the City of Atlantic City, made certain changes to the NJ Tourism District Law and redirected certain IAT payments to assist in the stabilization of Atlantic City finances. Under the NJ PILOT Law, commencing in 2017 and for a period of ten (10) years, each Atlantic City casino gaming property (as defined in the NJ

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

PILOT Law) is required to pay its prorated share of an aggregate amount of PILOT Payments based on an equal weighted formula that includes the following criteria: (i) the gross gaming revenues ("GGR") of the casino, (ii) the total number of hotel guest rooms and (iii) the geographic footprint of the real property owned by each casino gaming property. For calendar year 2017, the aggregate amount of PILOT Payments owed to the City of Atlantic City by Atlantic City casino gaming properties is $120 million, prorated among casino properties based upon the above factors. Commencing in 2018 and for each year thereafter, the aggregate amount of PILOT Payments owed will be determined based on a sliding scale of Atlantic City casino industry GGR from the applicable prior year, subject to certain adjustments. For each year from 2017 through 2021, each casino gaming property's prorated share of PILOT Payments is capped (the "PILOT CAP") at an amount equal to the real estate taxes due and payable in calendar year 2015, which is calculated based upon the assessed value of the casino gaming property for real estate tax purposes and tax rate.
On August 1, 2017, Tropicana AC settled its pending 2015 and 2016 real estate tax appeals. The settlement, among other things, provides for refunds in respect of the tax appeals and Tropicana AC's 2017 PILOT Payments, and a reduction in the assessed value of Tropicana AC for real estate tax purposes for calendar year 2015, including a corresponding reduction of Tropicana AC's PILOT CAP for each of the calendar years 2018 through 2021 (see Note 18 - Subsequent Events, Tropicana AC Tax Appeal Settlement).
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
The NJ PILOT Law is the subject of litigation pending in the Superior Court of New Jersey, Law Division: Atlantic County challenging the validity of the law and/or portions of it. In the event the litigation is successful in overturning the NJ PILOT Law (or portions of it), such a ruling, if upheld on appeal, could have a future financial impact on the Company, including whether Tropicana AC continues to make PILOT Payments under the current law, is subject to future ad valorem property taxation, or some other mechanism for payments in lieu of taxes, and the amount of payments under any such alternative statutory schemes.
Indiana Gaming Tax Law Change
In May 2017, Indiana enacted changes to its gaming tax structure that will have an impact on Tropicana Evansville tax payments to Indiana. Effective July 1, 2017, in accordance with Indiana P.L. 268, for gaming operations that have relocated to an inland casino by December 31, 2017, Indiana law eliminates the $3 per person per admission charge, replacing it with a supplemental wagering tax in the amount of 3% of adjusted gross receipts commencing from the date of opening the inland casino through June 30, 2018. Tropicana Evansville anticipates qualifying under this provision, with the construction of the landside gaming facility expected to be completed and operational before the end of 2017. Beginning July 1, 2018 the supplemental wagering tax is to be calculated as the casino's adjusted gross receipts multiplied by the percentage of the total casino’s admissions tax that the riverboat paid beginning July 1, 2016 and ending June 30, 2017, divided by the casino’s adjusted gross receipts beginning July 1, 2016 and ending June 30, 2017, with the supplemental wagering tax not to exceed 4% beginning July 1, 2018 and ending June 30, 2019, and 3.5% thereafter. In addition, under the new law, commencing in 2018 and phased-in over a seven (7) year period, Indiana casino operators will be able to deduct gaming taxes when calculating Indiana corporate income tax.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense and priority claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016. In its objection to Wimar and CSC's motions for summary judgment, the Company disputed the administrative expense and/or priority status of certain amounts claimed and also contended that any payment to CSC or Wimar

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established by the bankruptcy reorganization plan, against CSC and Wimar (the "Litigation Trust Proceeding"), and be set off against any judgment against Wimar and CSC in the Litigation Trust Proceeding against them.
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
NOTE 14—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 24,634,512 shares were issued and outstanding as of both June 30, 2017 and December 31, 2016, respectively. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
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
As of June 30, 2017, the Company has repurchased 1,677,988 shares of our stock at a total cost of $42.8 million under the Stock Repurchase Program. In all instances, the repurchased shares were subsequently retired. There were no repurchases of stock under the Stock Repurchase Program during the six months ended June 30, 2017.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of June 30, 2017 and December 31, 2016. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Significant Ownership
At June 30, 2017, Mr. Icahn indirectly controlled approximately 72.51% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
NOTE 16—INCOME TAXES
Effective Tax Rate
The Company's effective income tax rates for the three months ended June 30, 2017 and 2016 were 38.3% and 40.3%, respectively, and for the six months ended June 30, 2017 and 2016 were 38.3% and 40.1%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rates for the three and six months ended June 30, 2017 and 2016 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
NOTE 17—SEGMENT INFORMATION
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South. We use operating income to compare operating results among our segments and allocate resources.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income before income taxes for the three months ended June 30, 2017 and 2016 (in thousands, unaudited):

	Three months ended June 30,
	2017	2016
Net revenues:
East	$94,321	$81,757
Central	75,835	74,623
West	27,069	26,118
South	25,071	23,958
Corporate and other	—	1,083
Total net revenues	$222,296	$207,539
Operating income (loss):
East	$11,180	$(2,089)
Central	13,710	13,557
West	2,652	2,384
South	2,167	1,694
Corporate and other	(5,275)	(3,456)
Total operating income	$24,434	$12,090
Reconciliation of operating income to income before income taxes:
Operating income	$24,434	$12,090
Interest expense	(3,016)	(3,229)
Interest income	214	223
Income before income taxes	$21,632	$9,084
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income before income taxes for the six months ended June 30, 2017 and 2016 (in thousands, unaudited):

	Six months ended June 30,
	2017	2016
Net revenues:
East	$182,580	$156,672
Central	149,366	149,988
West	54,516	54,326
South	51,971	50,623
Corporate and other (1)	1,250	1,083
Total net revenues	$439,683	$412,692
Operating income (loss):
East	$21,059	$(598)
Central	29,311	27,469
West	5,737	6,521
South	6,854	5,625
Corporate and other	(9,054)	(8,362)
Total operating income	$53,907	$30,655
Reconciliation of operating income to income before income taxes:
Operating income	$53,907	$30,655
Interest expense	(5,981)	(6,449)
Interest income	467	351
Termination fee from related party	15,000	—
Income before income taxes	$63,393	$24,557
(1) represents management fee from related party.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Assets by segment:	June 30, 2017	December 31, 2016
East	$536,847	$497,847
Central	431,018	402,651
West	127,187	132,238
South	127,144	127,146
Corporate and other	149,754	165,153
Total assets	$1,371,950	$1,325,035

NOTE 18—SUBSEQUENT EVENTS
Tropicana AC Tax Appeal Settlement
On August 1, 2017, Tropicana AC, the City of Atlantic City and the New Jersey Department of Community Affairs entered into a Real Estate Tax Appeal Settlement Agreement (the "Settlement Agreement") pursuant to which the parties agreed to settle Tropicana AC's 2015 and 2016 real estate tax appeals pending before the Tax Court of New Jersey (the "Pending Tax Appeals"). The Settlement Agreement, among other things, provides for refunds in the aggregate amount of approximately $36.8 million during the second half of 2017 in respect of the Pending Tax Appeals and Tropicana AC's 2017 PILOT Payment. In addition, the Settlement Agreement provides for a reduction in the assessed value of Tropicana AC for real estate tax purposes for calendar year 2015, including a corresponding reduction of Tropicana AC's PILOT CAP for each of calendar years 2018 through 2021, from approximately $19.8 million to approximately $8.4 million. (see Note 13 - Commitments and Contingencies, NJ PILOT Law).

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some situations, you may be able to identify forward-looking statements by terms such as "may," "will," "might," "expect," "plan," "believe," "anticipate," "intend," "should," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or other strategic plans, our competition (including online gaming), financing, revenues, tax benefits or proposed tender offer; our expectations regarding the impact of Tropicana AC's recent tax appeal settlement; our beliefs regarding the sufficiency of our existing cash and credit sources, including our Credit Facilities (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects, our required capital expenditures pursuant to agreements we are party to such as the landside construction project at Tropicana Evansville, and our anticipated capital expenditures, including our use of our CRDA project funds, and in connection with our proposed tender offer, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition, and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. All forward-looking statements are qualified in their entirety by reference to the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q, including "Part II, Item 1A—Risk Factors," as well as those discussed under "Part I, Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We operate in a continually changing business environment and new risks emerge from time to time. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one hotel, timeshare and casino resort located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of June 30, 2017, our properties collectively included approximately 392,000 square feet of gaming space with approximately 8,000 slot machines, approximately 300 table games and approximately 5,500 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South. As of June 30, 2017, our operations by region include the following:

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
Recent Developments - Tropicana AC Tax Appeal Settlement
On August 1, 2017, Tropicana AC, the City of Atlantic City and the New Jersey Department of Community Affairs entered into a Real Estate Tax Appeal Settlement Agreement (the "Settlement Agreement"), pursuant to which the parties agreed to settle Tropicana AC's 2015 and 2016 real estate tax appeals pending before the Tax Court of New Jersey (the "Pending Tax Appeals"). The Settlement Agreement, among other things, provides for refunds in the aggregate amount of approximately $36.8 million during the second half of 2017 in respect of the Pending Tax Appeals and Tropicana AC's 2017 Pilot Payment. In addition, the Settlement Agreement provides for a reduction in the assessed value of Tropicana AC for real estate tax purposes for calendar year 2015, including a corresponding reduction to Tropicana AC's PILOT CAP for each of calendar years 2018 through 2021, from approximately $19.8 million to approximately $8.4 million, and the expense associated with Tropicana AC's PILOT Payments for each of the calendar years 2018 through 2021. See Note 13 - Commitments and Contingencies, NJ PILOT Law and Note 18 - Subsequent Events, Tropicana AC Tax Appeal Settlement, in our Notes to Condensed Consolidated Financial Statements (unaudited), contained herein, for a further discussion of PILOT Payments and the PILOT CAP.
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
In addition to the items discussed in "Recent Developments - Tropicana AC Tax Appeal Settlement" above, the following significant factors and trends should be considered in analyzing our operating performance:

•
Atlantic City Market. Between January 2014 and October 2016, five Atlantic City casino hotels closed as a result of regional competitive market pressures and other factors. The Atlantic City gaming market experienced significant revenue declines in 2014 and 2015 due, in part, to these closures and market competition. In 2016, the Atlantic City gaming market experienced a slight 1.5% increase in casino revenue over 2015, including revenue from internet gaming which commenced in 2013. In addition, in November 2016 the State of New Jersey commenced a takeover of certain Atlantic City local government operations under a law enacted in May 2016, which gives the State the ability to direct certain financial and operational matters on behalf of the city in an effort to stabilize and strengthen its financial situation. The State's ability to stabilize Atlantic City's finances and restructure its debt is an important step toward improving the Atlantic City market. For the six months ended June 30, 2017, the Atlantic City gaming market, including internet gaming, continued to show improvement, posting a 3.5% increase over the same period of 2016.

•
Table games hold percentages. Casino revenues can vary because of table games hold percentages and differences in the odds for different table games. A variety of factors may impact table games hold, including variances in the amount of high end play. For the six months ended June 30, 2017 and 2016, the Company's total table games hold was 17.2% and 18.0%, respectively. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the Term Loan Facility accrue interest at a floating rate which was 4.3% as of June 30, 2017. A portion of the net proceeds from the Term Loan Facility was used to repay in full the amounts outstanding under the then-existing term loan facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest. The Revolving Facility was terminated by the Company effective March 31, 2017, in accordance with the terms of the Credit Agreement. There were no amounts outstanding under the Revolving Facility at the time of the termination.

Our interest expense was $6.0 million and $6.4 million for the six months ended June 30, 2017 and 2016, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.5 million for each of the six months ended June 30, 2017 and 2016, offset by approximately $0.4 million of capitalized interest in the six months ended June 30, 2017. There was no interest capitalized during the six months ended June 30, 2016.

•
Insurance and other recoveries. In 2016, we filed a property damage and business interruption claim with our insurance carrier related to our HoteLumière room renovation projected that commenced in July 2016. In December 2016 we received insurance proceeds of $1.0 million toward the property damage claim, which was recorded as a gain in 2016. In April 2017 we received additional insurance proceeds of $1.3 million, representing the balance of the property damage claim; this amount was recorded as a gain in the three months ended March 31, 2017. The business interruption claim is still pending.

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

Three months ended June 30, 2017 compared to three months ended June 30, 2016
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended June 30,
	2017	2016
Net revenues:
East	$94,321	$81,757
Central	75,835	74,623
West	27,069	26,118
South	25,071	23,958
Corporate and other	—	1,083
Total net revenues	$222,296	$207,539
Operating income (loss):
East	$11,180	$(2,089)
Central	13,710	13,557
West	2,652	2,384
South	2,167	1,694
Corporate and other	(5,275)	(3,456)
Total operating income	$24,434	$12,090
Operating income margin(a):
East	11.9%	(2.6)%
Central	18.1%	18.2%
West	9.8%	9.1%
South	8.6%	7.1%
Total operating income margin	11.0%	5.8%
(a)Operating income margin is operating income as a percentage of net revenues.
The following table presents detail of our net revenues (in thousands):

	Three months ended June 30,
	2017	2016
Revenues:
Casino	$175,968	$162,011
Room	34,556	32,051
Food and beverage	28,162	27,570
Other	7,575	7,367
Management fee from related party	—	1,083
Gross revenues	246,261	230,082
Less promotional allowances	(23,965)	(22,543)
Net revenues	$222,296	$207,539
Net Revenues
In the East region, net revenues were $94.3 million for the three months ended June 30, 2017, an increase of $12.6 million, or 15.4%, when compared to the three months ended June 30, 2016. Tropicana AC's net revenues comprised approximately 42% and 39% of the Company's total net revenues for the three months ended June 30, 2017 and 2016, respectively. Tropicana AC's gross casino win (including internet gaming revenue) for the three months ended June 30, 2017 increased 18.8% over the three months ended June 30, 2016, as compared to the 1.5% increase in gaming revenues (including internet gaming revenue) in the total Atlantic City market, as reported, for the second quarter of 2017 in comparison to the same period of 2016. The increase in gaming revenues was primarily the result of higher gaming volumes at Tropicana AC, including a 13.3% increase in table drop and a 16.3% increase in slot handle during the second quarter of 2017 as compared to the second quarter of 2016. This increase was due, in part, to marketing efforts directed towards customers who formerly visited the Taj Mahal casino as a result of the initial lease and subsequent purchase of the Taj Mahal customer database. Increases in customer volume at the Tropicana AC are also attributable to renovation projects in the first half of 2017, which included the opening of two new restaurants as well as the renovation and relocation of the coffee shop and buffet, in addition to major projects completed at the property in 2016 and 2015, which included hotel room renovations, a new high-end slot area on the casino floor, a new TropAdvantage club promotional area and other improvements. The table hold for the three months ended June 30, 2017 was 14.7%, compared to 15.5% in the same period of 2016. The hotel occupancy and average daily room rate was 90% and $84, respectively, for the three months ended June 30, 2017, compared to 83% and $87, respectively, for the three months ended June 30, 2016.
In the Central region, net revenues were $75.8 million for the three months ended June 30, 2017, an increase of $1.2 million over the three months ended June 30, 2016. Slot volumes in the Central region increased 8.8% in the second quarter of 2017 as compared to the same period of 2016, while slot revenues increased 8.2%, or $4.4 million, in the region during the comparable periods. The increase in slot volumes and revenue in the Central region was primarily evident at Lumière Place, where targeted marketing efforts, particularly with free slot play offerings, have had a positive impact on customer volumes at the property. Table games revenue in the Central region increased 3.7%, or $0.4 million, in the second quarter of 2017, while table games volumes in the Central region increased 3.3% in the second quarter of 2017. The table games hold percentage in the region was consistent, at 21.2% in both the second quarter of 2017 and 2016. The occupancy rate for each of the three months ended June 30, 2017 and 2016 in the Central Region was 82%, while the average daily room rate was $142 for the each of the three months ended June 30, 2017 and 2016.
In the West region, net revenues were $27.1 million for the three months ended June 30, 2017, an increase of $1.0 million, or 3.6%, compared to the three months ended June 30, 2016. Slot revenues increased 2.1% in the second quarter of 2017 over the same period of 2016, primarily driven by a 3.2% increase in slot volumes at MontBleu, as the Lake Tahoe region recovered from the record snowfalls which impacted travel to the region during the first quarter this year. Table games volumes in the region also increased, reflecting a 4.7% increase over the second quarter of 2016; however, a decline in the table hold to 17.2% from 21.0% in 2016 resulted in a $0.3 million decline in table games revenue in the region. The average daily room rate for the West region was $54 for the three months ended June 30, 2017, compared to $53 for the comparable prior year period. The occupancy rate in the West region was 60% for the three months ended June 30, 2017, as compared to 57% occupancy for the three months ended June 30, 2016.
In the South region, net revenues were $25.1 million for the three months ended June 30, 2017, an increase of $1.1 million, or 4.6%, compared to the three months ended June 30, 2016. Slot revenues for the South region increased 2.8% in the three months ended June 30, 2017, compared to the prior year period, driven by a 2.3% increase in slot volumes, primarily at the Belle of Baton Rouge, where slot handle increased $5.2 million during the second quarter of 2017. Although gross gaming revenues increased 2.2% in the region during the second quarter of 2017, an 11.7% increase in free slot play redeemed offset the higher gross revenues, resulting in a 1.1% decline in net gaming revenues from the second quarter of 2016. Increases in non-gaming revenues, primarily hotel, food and beverage revenues, offset the decrease in gaming revenues during the quarter. Timeshare sales at the Tropicana Aruba were $1.0 million in the second quarter of 2017, compared to $0.7 million in the second quarter of 2016. The occupancy rate at our properties in the South region was 69% for the three months ended June 30, 2017 compared to 76% for the same period of 2016. The average daily room rate for the South region was $94 and $69 for the three months ended June 30, 2017 and 2016, respectively. The increase in the average daily room rate was primarily due to a shift in the mix of occupied rooms in the second quarter of 2017 at the Belle of Baton Rouge, from primarily promotional rooms, which are recorded at a lower average rate, to more transient and convention business. The increase in transient and convention business was due primarily to the property's sponsorship of a major, city-wide, multiple-month event during the second quarter of 2017.
Net revenues for Tropicana Entertainment Corporate and other division in the second quarter of 2016 represents the management fee earned as a result of our management of the Taj Mahal, which was sold in March 2017.
Operating Income
In the East region, Tropicana AC reported operating income for the three months ended June 30, 2017 of $11.2 million, a $13.3 million increase over the $2.1 million operating loss in the three months ended June 30, 2016. The improvement in operating results in the East region was primarily driven by the increased operating revenues, as discussed previously. Although operating expenses, such as gaming taxes, payroll costs, and promotional costs, also increased as a result of the higher business volumes, those increases were offset by a $5.5 million decrease in the expense associated with the reserve for CRDA deposits as a result of the donation of funds to the CRDA in the second quarter of 2016. The operating income margin for the three months ended June 30, 2017 improved to 11.9%, as compared to (2.6%) for the three months ended June 30, 2016.
In the Central region, the operating income for the three months ended June 30, 2017 was $13.7 million, a $0.2 million increase over the three months ended June 30, 2016. The increase in revenues in the Central region in the second quarter, as previously discussed, were partially offset by higher operating expenses, such as gaming taxes, at Lumière Place, combined with an increase in depreciation expense in the region of $0.7 million.

In the West region, the operating income for the three months ended June 30, 2017 was $2.7 million, a $0.3 million increase compared to the three months ended June 30, 2016. The increase is mainly attributable to the improvement in revenues, as previously discussed, partially offset by increased operating costs and depreciation expense in the region.
In the South region, operating income for the three months ended June 30, 2017 was $2.2 million, an increase of $0.5 million over the operating income for the three months ended June 30, 2016. This increase was also attributable to the improvement in revenues during the quarter, as previously discussed, partially offset by higher operating expenses, primarily in marketing and promotional costs, as well as costs associated with the increase in timeshare sales and an increase in depreciation expense during the second quarter of 2017 as compared to the same period of 2016.
The Corporate and other operating loss, which includes the results of all other subsidiaries of the Company, was $5.3 million for the three months ended June 30, 2017, reflecting a higher loss than the three months ended June 30, 2016 primarily due to the recognition of $1.1 million of revenue during the second quarter of 2016 related to the TEI Management Services LLC agreement to manage the Taj Mahal.
Interest Expense
Interest expense for the three months ended June 30, 2017 and 2016 was $3.0 million and $3.2 million, respectively. The interest expense on our Term Loan Facility accrues at a floating rate, which was 4.3% per annum as of June 30, 2017. Cash paid for interest, net of interest capitalized, was $3.7 million and $3.0 million for the three months ended June 30, 2017 and 2016, respectively. Interest expense also includes $0.3 million and $0.2 million, respectively, of amortization of debt issuance costs and discounts for each of the three months ended June 30, 2017 and June 30, 2016.
Income Taxes
Income tax expense was $8.3 million and $3.7 million, for the three months ended June 30, 2017 and 2016, respectively, and our effective income tax rate was 38.3% and 40.3% for the same periods, respectively. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended June 30, 2017 and 2016 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.
Six months ended June 30, 2017 compared to six months ended June 30, 2016
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Six months ended June 30,
	2017	2016
Net revenues:
East	$182,580	$156,672
Central	149,366	149,988
West	54,516	54,326
South	51,971	50,623
Corporate and other	1,250	1,083
Total net revenues	$439,683	$412,692
Operating income (loss):
East	$21,059	$(598)
Central	29,311	27,469
West	5,737	6,521
South	6,854	5,625
Corporate and other	(9,054)	(8,362)
Total operating income	$53,907	$30,655
Operating income margin(a):
East	11.5%	(0.4)%
Central	19.6%	18.3%
West	10.5%	12.0%
South	13.2%	11.1%
Total operating income margin	12.3%	7.4%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Six months ended June 30,
	2017	2016
Revenues:
Casino	$353,388	$327,066
Room	64,242	60,591
Food and beverage	52,827	53,456
Other	14,381	14,584
Management fee from related party	1,250	1,083
Gross revenues	486,088	456,780
Less promotional allowances	(46,405)	(44,088)
Net revenues	$439,683	$412,692
Net Revenues
In the East region, net revenues were $182.6 million for the six months ended June 30, 2017, an increase of $25.9 million, or 16.5%, when compared to the six months ended June 30, 2016. Based on published market data, the Atlantic City market experienced year-over-year growth in gross casino win (including internet gaming win) of 3.5% in the six months ended June 30, 2017. At Tropicana AC, total gross casino win increased 22.2% during the six months ended June 30, 2017 over the same period of 2016. The increase at Tropicana AC was driven by a 21.3% increase in slot handle, combined with an 18.1% increase in table game drop. The year to date table hold declined slightly to 15.9% in the first six months of 2017 compared to 16.0% in the same period of 2016. As a result, table games revenue increased 17.5% for the year to date period ended June 30, 2017 compared to the same period of 2016. This positive trend was due, in part, to marketing efforts directed towards attracting customers who formerly visited the Taj Mahal casino. Increases in customer volume at the Tropicana AC are also attributable to renovation projects completed in the first half of 2017, which included the opening of two new restaurants as well as the renovation and relocation of the coffee shop and buffet, in addition to major renovation projects completed at the property in 2016 and 2015, which included hotel room renovations, a new high-end slot area on the casino floor, a new TropAdvantage club promotional area and other improvements. The average daily room rate was $83 and $84 for the six months ended June 30, 2017 and 2016, respectively. The occupancy rate increased to 83% for the six months ended June 30, 2017 compared to 78% for the six months ended June 30, 2016.
In the Central region, net revenues were $149.4 million for the six months ended June 30, 2017, a slight decrease from net revenues of $150.0 million for the six months ended June 30, 2016. Although gross revenues, including gross gaming revenues, increased slightly in the year-over-year period, increases in promotional allowances, primarily food and beverage, which were driven by changes in marketing initiatives to drive customer volumes, offset those gains. Slot volumes for the six months ending June 30, 2017 increased 5.5% over the same period of 2016, including a 10.1% increase at Lumière Place, while table game volumes increased 2.3% in the comparable periods in the Central region. While slot revenues increased 5.8% for the six months ended June 30, 2017 over the same period of 2016, a decrease in the table hold, to 20.5% in 2017 from 21.6% in 2016, resulted in a 3.1% decline in table revenue for the period. The occupancy rate in the Central region for the six months ended June 30, 2017 was 80%, compared to 78% in the six months ended June 30, 2016. The average daily room rate in the region was $135 in each of the six months ended June 30, 2017 and 2016.
In the West region, net revenues were $54.5 million for the six months ended June 30, 2017, an increase of $0.2 million, compared to the six months ended June 30, 2016. Gaming volumes at MontBleu were negatively impacted by severe winter weather in the Lake Tahoe area in the first quarter of 2017, resulting in a 2.6% decline in slot volumes and a 6.3% decline in table game volumes for the six months ended June 30, 2017 as compared to the same period of 2016. In addition, the table hold at MontBleu was 17.3% for the first six months of 2017, a decline from the 22.1% in the same period of 2016. As a result, total net gaming revenues at MontBleu for the six months ended June 30, 2017 decreased 13.6%, or $1.5 million, from the same period of 2016. Net gaming revenues at Tropicana Laughlin increased 3.1%, or $0.8 million, during this period, partially offsetting the decline in revenues at MontBleu. Additionally, promotional allowances at MontBleu decreased $0.6 million in the first half of 2017 compared to the same period of 2016, primarily due to a decrease in promotional rooms for casino customers, while cash room revenues at the property increased. The average daily room rate for the West region was $52 for each of the six months ended June 30, 2017 and 2016. The occupancy rate for the six months ended June 30, 2017 and 2016 at our properties in the West region was 59% and 57%, respectively.
In the South region, net revenues were $52.0 million for the six months ended June 30, 2017, a $1.3 million increase over the six months ended June 30, 2016. Slot volumes in the region increased 1.9% for the first half of 2017 over the same period of 2016, with increases at the Belle of Baton Rouge and Tropicana Aruba resulting in a 2.9%, or $1.3 million, increase in gross slot revenue in the region. The favorable comparison at the Belle of Baton Rouge was due to an economic downturn in the region that negatively impacted volumes in the first half of 2016, combined with the property's sponsorship of a a major, city-wide, multiple-month event during the second quarter of 2017, which increased transient business. At Tropicana Aruba, volumes at the property were impacted by the completion of a room renovation in late 2016, which has contributed to higher transient business at the property. However, an increase in free slot play redeemed by customers, primarily at Belle of Baton Rouge, partially offset this increase, and when combined with a 2.8% decrease in table games revenue in the region, resulted in a 1.2% decrease in total net gaming revenues for the six months ended June 30, 2017 compared to the same period of 2016. Non-gaming revenues at Tropicana Aruba increased, driven in part by timeshare sales of $1.8 million for the first six months of 2017 compared to $1.6 million in the comparable 2016 period, as well as higher hotel and food revenues as a result of the increased transient business. The hotel occupancy rate at our properties in the South region was 71% and 74% for the six months ended June 30, 2017 and 2016, respectively, while the average daily room rate for the South was $96 and $80 for the six months ended June 30, 2017 and 2016, respectively. The increase in the average room rate was primarily due to a shift in the mix of occupied rooms in 2017 at the Belle of Baton Rouge, from primarily promotional rooms, which are recorded at a lower average rate, to more transient and convention business.
Net revenues for Tropicana Entertainment Corporate and other division of $1.3 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively, represents the management fee earned as a result of our management of the Taj Mahal, which was sold in March 2017.
Operating Income
In the East region, operating income for the six months ended June 30, 2017 was $21.1 million, compared to operating loss of $0.6 million for the first six months of 2016, resulting primarily from the increase in revenues during the period, as previously discussed. In addition, although volume-driven operating costs such as payroll, gaming taxes and promotional expenses increased with the higher casino volumes, and depreciation expense in the first six months of 2017 increased $2.2 million over the same period of the prior year, these increases were partially offset by a $6.0 million reduction in expense associated with the reserve for CRDA deposits as a result of the donation of funds to the CRDA in the second quarter of 2016.
In the Central region, the operating income for the six months ended June 30, 2017 was $29.3 million, a $1.8 million improvement over the six months ended June 30, 2016. Although net revenues in the region declined slightly, decreases in depreciation expense at Lumière Place, combined with a $1.3 million gain on insurance proceeds at the property in the first quarter of 2017, and reductions in certain operating costs at the property, more than offset the decline in revenues during the first half of 2017 as compared to 2016.
In the West region, the operating income for the six months ended June 30, 2017 was $5.7 million, a $0.8 million decrease compared to the six months ended June 30, 2016, primarily due to a $1.1 million increase in depreciation expense in the region in the first six months of 2017 compared to the same period of 2016, which offset the improvement in net revenues during the period.
In the South region, operating income for the six months ended June 30, 2017 was $6.9 million, a $1.2 million increase compared to the six months ended June 30, 2016, which was primarily driven by the increase in net revenues in the region, as previously discussed.
The Corporate and other operating loss, which includes the results of all other subsidiaries of the Company, was $9.1 million for the six months ended June 30, 2017, compared to an operating loss of $8.4 million for the six months ended June 30, 2016, primarily due to increased expense associated with the Company's long term incentive plan.
Interest Expense
Interest expense for the six months ended June 30, 2017 and 2016 was $6.0 million and $6.4 million, respectively. The interest expense for the six months ended June 30, 2017 decreased compared to the prior year period primarily due to interest capitalized in 2017 related to ongoing construction projects. Interest on our Term Loan Facility accrues at a floating rate, which was 4.3% per annum as of June 30, 2017, compared to 4.0% as of June 30, 2016. Cash paid for interest, net of interest capitalized, was $6.5 million and $6.0 million for the six months ended June 30, 2017 and 2016, respectively, reflecting an increase primarily due to the timing of interest payments based on the Company's interest elections, combined with the increase in rate over the six month period. Interest expense also includes approximately $0.5 million of amortization of debt issuance costs and discounts for each of the six months ended June 30, 2017 and 2016, respectively.
Income Taxes
Income tax expense was $24.3 million and $9.8 million for the six months ended June 30, 2017 and 2016, respectively, and the Company's effective income tax rates were 38.3% and 40.1%, respectively. The difference between the federal statutory rate of 35% and the effective tax rates for the six months ended June 30, 2017 and June 30, 2016 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.
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
Liquidity and Capital Resources
Our cash flows are and will continue to be affected by a variety of factors, many of which are outside of our control, including regulatory restrictions, competition, financial markets and other general business conditions. We believe that we will have sufficient liquidity through available cash, credit facilities and cash flow from our properties to fund our cash requirements and capital expenditures for our normal operating activities for at least twelve months. However, we cannot provide assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations as our results for future periods are subject to numerous uncertainties that may result in liquidity problems that could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions. In addition, we continually evaluate our financing needs and we may refinance all or a portion of our indebtedness on or before maturity. Liquidity may be impacted if additional stock repurchases are made under the stock repurchase program noted below (the "Stock Repurchase Program"), including the tender offer noted below.
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
Our material cash requirements for our existing properties for 2017 are expected to include (i) principal and interest payments related to our Term Loan Facility of $3.0 million and $12.2 million, respectively, (ii) maintenance capital expenditures expected to be approximately $53 million, (iii) growth capital expenditures expected to be approximately $37 million, (iv) expenditures related to the Company's $50 million commitment to develop a landside gaming facility at Tropicana Evansville, estimated to be approximately $45 million in 2017, and (iv) minimum lease payments under our operating leases of approximately $8.7 million. Except for the commitment to spend $50 million of capital renovation at Tropicana Evansville, required by the Sixth Amendment, the majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.
The following table summarizes our cash flows (in thousands):

	Six months ended June 30,
	2017	2016
Cash Flow Information:
Net cash provided by operating activities	$81,403	$54,886
Net cash used in investing activities	(54,898)	(42,955)
Net cash (used in) provided by financing activities	(1,505)	2,518
Net increase in cash and cash equivalents	$25,000	$14,449
During the six months ended June 30, 2017, our operating activities provided $81.4 million in cash. Cash paid for interest, net of interest capitalized, was $6.5 million and $6.0 million for the six months ended June 30, 2017 and 2016, respectively. Cash paid for interest was higher in the first six months of 2017 over the same period of 2016 primarily due to the timing of interest payments based on the Company's interest elections, combined with a slightly higher interest rate (a 4.3% annual rate as of June 30, 2017, compared to a 4.0% annual rate as of June 30, 2016), partially offset by higher capitalization of interest in 2017. Net cash provided by operating activities for the six months ended June 30, 2017 improved over the prior year period primarily due to the improvement in operating income during the period, combined with the receipt of the $15 million termination fee as a result of the sale of the Taj Mahal to a third party and concurrent termination of the Management Agreement.
During the six months ended June 30, 2017, our investing activities used $54.9 million in cash. Net cash used in investing activities during the six months ended June 30, 2017 primarily consisted of $55.4 million for capital expenditures and $8.1 million for the acquisition of the Taj Mahal's customer database and other intellectual property, partially offset by insurance proceeds of $1.3 million and Approved CRDA Project Funds received of $6.4 million. Net cash used in investing activities during the six months ended June 30, 2016 consisted primarily of $39.1 million for capital expenditures, partially offset by $1.9 million of Approved CRDA Project Fund reimbursements received and proceeds from the cancellation of the Ruby Seven preferred stock. Capital expenditures are expenditures necessary to keep our existing properties at their current levels, typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age, or expenditures for the growth of our business, such as the construction of the landbased gaming facility at Tropicana Evansville.
During the six months ended June 30, 2017, our financing activities used $1.5 million in cash, consisting primarily of principal payments on the Term Loan Facility. Net cash provided by financing activities for the six months ended June 30, 2016 primarily consisted of the proceeds of $7.6 million previously classified as restricted cash for certain bankruptcy-related professional fee liabilities, offset by principal payments on the Term Loan Facility of $1.5 million, combined with the buy back of the Company's common stock under the Stock Repurchase Program of $3.5 million, as further described below.
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

The Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The interest rate increases by 2.00% following certain defaults. As of June 30, 2017, the interest rate on the Term Loan Facility was 4.3%.

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

Our interest expense for the six months ended June 30, 2017 and 2016 was $6.0 million and $6.4 million, respectively, which includes $0.5 million of amortization of the related debt discounts and debt issuance costs for each of the six months ended June 30, 2017 and 2016.

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

There were no repurchases of our stock under the Stock Repurchase Program during the six months ended June 30, 2017. During the six months ended June 30, 2016, we repurchased 221,578 shares of our stock under the Stock Repurchase Program. The repurchased shares were subsequently retired.
Tender Offer
On June 23, 2017, the Company and Icahn Enterprises Holdings L.P., a Delaware limited partnership ("Icahn Enterprises") commenced a tender offer to purchase severally, and not jointly, up to 5,580,000 shares of common stock in the aggregate, at a price not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto or hereto, collectively constitute the "Offer"). The Offer is being made severally, and not jointly, by the Company and Icahn Enterprises and upon the terms and subject to the conditions of the Offer, first, the Company will severally, and not jointly, purchase 800,000 of the shares properly tendered, and second, Icahn Enterprises will severally, and not jointly, purchase any remaining shares properly tendered, up to a maximum of 4,780,000 shares. The shares to be purchased by the Company in this Offer will be purchased under the Company's Stock Repurchase Program. The offer expires on August 9, 2017, unless the offer is extended. The aggregate purchase price to be paid by the Company for the 800,000 shares to be purchased by the Company in the Offer will be $36.0 million at the maximum purchase price of $45.00 per share and $30.4 million at the minimum purchase price of $38.00 per share.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the six months ended June 30, 2017 compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Term Loan Facility that bears interest based on floating rates. Based on our borrowings as of June 30, 2017, assuming a 1% increase over the 4.0% minimum interest rate specified in our Term Loan Facility, our annual interest cost would increase by approximately $2.9 million.
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of June 30, 2017. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016 includes a discussion of our risk factors. Except for the risk factor noted below, there have been no other material changes to our risk factors during the six months ended June 30, 2017 as compared to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Our recently commenced combined tender offer to purchase shares of our common stock with Icahn Enterprises Holdings L.P., our controlling stockholder, presents potential risks and disadvantages to us and our continuing stockholders.
On July 31, 2015, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock. On February 22, 2017, our Board of Directors authorized the repurchase of an additional $50 million of our outstanding common stock, for the repurchase of an aggregate amount of up to $100 million of our outstanding common stock. On June 23, 2017, the Company and Icahn Enterprises commenced a combined tender offer to purchase severally, and not jointly, up to 5,580,000 shares of common stock in the aggregate, at a price not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the "Offer").  If the Offer is successful, the Company will purchase 800,000 of the shares properly tendered. The shares to be purchased by the Company in the Offer will be purchased under the Company's Stock Repurchase Program.
Repurchases pursuant to the Offer could affect our stock price and increase the volatility of our common stock and expose us and our continuing stockholders to certain risks, including:

•
the risks resulting from a reduction in the size of our “public float,” which is the number of shares of our common stock that are owned by non-affiliated stockholders and available for trading in the securities markets, which may reduce the volume of trading in our shares and could result in reduced liquidity and, potentially, lower trading prices;

•	the risk that stockholders may not be able to sell non-tendered shares in the future on OTCQB or otherwise, at a net price higher than the purchase price in the Offer; and

•
the risk that the use of a portion of our cash reserves for this purpose will reduce the amount of cash that would otherwise be available for other corporate purposes, including to pursue potential cash acquisitions or other strategic business opportunities.

As of the date of this report, Icahn Enterprises beneficially owns approximately 72.5% of our shares of common stock. Assuming the Offer is consummated, Icahn Enterprises will beneficially own between approximately 80.0% and 95.0%, of our common stock. Mr. Carl C. Icahn, through Icahn Enterprises, currently exerts significant influence over us and will further increase his influence and control over us if the Offer is consummated.
Icahn Enterprises' interests in the Offer are different from those of stockholders being asked to tender their shares. In particular, its financial interests with regard to the purchase price to be paid for tendered shares in the Offer are adverse to the interests of stockholders being asked to tender their shares.
Stockholders who tender their shares in the Offer will cease to have any interest in the Company and will not have the opportunity to participate in the future earnings or growth, if any, of the Company or bear the burden and risks of any decrease in value of the Company. Icahn Enterprises will benefit from any future increase in the value of the Company. Icahn Enterprises will also bear the burden and risks of any future decrease in the value of the Company.

Mr. Icahn’s interests may conflict with the interests of our other continuing stockholders.  If Icahn Enterprises acquires over 80% of the outstanding shares of common stock by virtue of the Offer, the Company would become a member of the consolidated group of a corporate subsidiary of Icahn Enterprises for U.S. federal income tax purposes and thereafter the Company's net operating losses, if any, and other tax attributes may be available to offset the income tax liability of such consolidated group, subject to the terms and conditions of the tax allocation agreement to be entered into by the Company and Icahn Enterprises.
ITEM 2. PURCHASE OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended June 30, 2017:

Period	Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
April 1, 2017 through April 30, 2017	—	—	—	$57,169
May 1, 2017 through May 31, 2017	—	—	—	$57,169
June 1, 2017 through June 30, 2017	—	—	—	$57,169

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
Tender Offer
On June 23, 2017, the Company and Icahn Enterprises Holdings L.P., a Delaware limited partnership ("Icahn Enterprises") commenced a tender offer to purchase severally, and not jointly, up to 5,580,000 shares of common stock in the aggregate, at a price not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto or hereto, collectively constitute the "Offer"). The Offer is being made severally, and not jointly, by the Company and Icahn Enterprises and upon the terms and subject to the conditions of the Offer, first, the Company will severally, and not jointly, purchase 800,000 of the shares properly tendered, and second, Icahn Enterprises will severally, and not jointly, purchase any remaining shares properly tendered, up to a maximum of 4,780,000 shares. The shares to be purchased by the Company in this Offer will be purchased under the Company's Stock Repurchase Program. The offer expires on August 9, 2017, unless the offer is extended.

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

4.2	Form of Stock Purchase Warrant issued to general unsecured creditors of the Predecessors. (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)

4.3	Form of Stock Purchase Warrant issued to lenders under the Exit Facility. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 11, 2010)

10.1	Tender Offer Agreement by and between Icahn Enterprises Holdings and the Company, dated June 23, 2017 (Incorporated by reference to the Schedule TO-I dated June 23, 2017)

31.1*	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.IN*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition

*	Filed herewith

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

TROPICANA ENTERTAINMENT INC.

Date:	August 2, 2017	By:	/s/ THERESA GLEBOCKI
		Name:	Theresa Glebocki
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)