Form 10-Q
period 2017-09-30
Tropicana Entertainment Inc.
filed 2017-11-01
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2017
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 31, 2017, there were 23,834,512 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,667	$239,615
Restricted cash	15,400	14,842
Receivables, net	66,619	31,997
Inventories	8,301	7,485
Prepaid expenses and other assets	12,872	12,041
Total current assets	225,859	305,980
Property and equipment, net	802,732	764,282
Goodwill	15,857	15,857
Intangible assets, net	80,140	73,891
Investments	11,251	17,161
Deferred tax assets, net	122,956	122,956
Long-term prepaid rent and other assets	23,904	24,908
Total assets	$1,282,699	$1,325,035

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3,000
Accounts payable	45,839	38,975
Accrued expenses and other current liabilities	113,809	86,155
Total current liabilities	159,648	128,130
Long-term debt, net	161,484	283,825
Other long-term liabilities	7,113	6,331
Deferred tax liabilities	3,244	3,244
Total liabilities	331,489	421,530

Commitments and contingencies

Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 23,834,512 and 24,634,512 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	238	246
Additional paid-in capital	521,553	557,545
Retained earnings	429,419	345,714
Total shareholders' equity	951,210	903,505
Total liabilities and shareholders' equity	$1,282,699	$1,325,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Casino	$189,840	$176,960	$543,228	$504,026
Room	41,753	39,701	105,995	100,292
Food and beverage	30,623	28,902	83,450	82,358
Other	9,035	8,369	23,416	22,953
Management fee from related party	—	1,250	1,250	2,333
Gross revenues	271,251	255,182	757,339	711,962
Less promotional allowances	(25,646)	(24,159)	(72,051)	(68,247)
Net revenues	245,605	231,023	685,288	643,715
Operating costs and expenses:
Casino	76,964	73,245	227,202	214,976
Room	12,912	13,344	34,352	34,621
Food and beverage	15,519	13,647	42,094	40,153
Other	5,274	5,363	13,616	14,691
Marketing, advertising and promotions	18,654	17,206	53,821	50,325
General and administrative	27,652	38,642	101,440	120,992
Maintenance and utilities	18,856	18,865	53,391	53,258
Depreciation and amortization	19,107	16,507	55,901	49,743
Impairment charges, other write-downs and recoveries	23	347	(1,080)	444
Real estate tax settlement	(23,449)	—	(23,449)	—
Total operating costs and expenses	171,512	197,166	557,288	579,203
Operating income	74,093	33,857	128,000	64,512

Other income (expense):
Interest expense	(3,190)	(3,122)	(9,171)	(9,571)
Interest income	155	156	622	507
Predecessor claim settlement	—	3,100	—	3,100
Term loan discount/cost write down	(1,147)	—	(1,147)	—
Termination fee from related party	—	—	15,000	—
Total other income (expense)	(4,182)	134	5,304	(5,964)
Income before income taxes	69,911	33,991	133,304	58,548
Income tax expense	(25,320)	(13,396)	(49,599)	(23,244)
Net income	$44,591	$20,595	$83,705	$35,304

Basic and diluted income per common share:
Net income	$1.84	$0.79	$3.42	$1.35

Weighted-average common shares outstanding:
Basic and diluted	24,226	26,064	24,497	26,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$83,705	$35,304
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance recoveries	(1,387)	—
Insurance proceeds	109	—
Depreciation and amortization	55,901	49,743
Amortization of debt discount and debt issuance costs	762	752
Term loan discount/cost write down	1,147	—
Change in investment reserves	(716)	6,419
Restricted cash funded	29	(1,564)
Impairment charges	—	12
Loss on disposition of asset	307	432
Changes in operating assets and liabilities:
Receivables, net	(34,622)	662
Inventories, prepaids and other assets	(1,647)	(1,969)
Accrued interest	(994)	(43)
Accounts payable, accrued expenses and other liabilities	31,094	22,237
Long term prepaid rent and other noncurrent assets and liabilities, net	2,043	(5,129)
Net cash provided by operating activities	135,731	106,856
Cash flows from investing activities:
Additions of property and equipment	(91,488)	(49,071)
Restricted cash (capital reserve)	(578)	(5,114)
Approved CRDA Project Funds received	7,780	3,035
Proceeds from sale of investment	6	798
Insurance proceeds	1,278	—
Intangible assets acquired	(8,050)	—
Other	1,632	(22)
Net cash used in investing activities	(89,420)	(50,374)
Cash flows from financing activities:
Payments on debt	(127,250)	(2,250)
Repurchase of TEI common stock	(36,000)	(5,617)
Restricted cash	(9)	7,561
Net cash used in financing activities	(163,259)	(306)
Net (decrease) increase in cash and cash equivalents	(116,948)	56,176
Cash and cash equivalents, beginning of period	239,615	216,890
Cash and cash equivalents, end of period	$122,667	$273,066

Supplemental cash flow disclosure:
Cash paid for interest, net of interest capitalized	$9,318	$8,867
Cash paid for income taxes, net of refunds received	20,900	8,324
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	10,711	5,326
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

The Company, through its wholly-owned subsidiary, TEI Management Services LLC, also provided management services to the Taj Mahal Casino Hotel property ("Taj Mahal") in Atlantic City, which is a related party to the Company, that was closed in October 2016 and subsequently sold in March 2017 (see Note 12 - Related Party Transactions). In addition, the Company, through its wholly-owned subsidiary, TropWorld Games LLC, operates an online social gaming site. The operating results of all other subsidiaries of the Company are reported under the heading of "Corporate and other" as they have been determined to not meet the aggregation criteria as separately reportable segments.
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
Restricted Cash
Restricted cash consists primarily of cash held in separate bank accounts designated for specific purposes. At both September 30, 2017 and December 31, 2016, $7.0 million was restricted to collateralize letters of credit. Also at September 30, 2017 and December 31, 2016, $6.5 million and $5.9 million, respectively, was held in a separate bank account to be used for purchases of replacement furniture, fixtures and equipment at the Four Seasons Hotel St. Louis, as required by contract. In addition, at each of September 30, 2017 and December 31, 2016, a total of $1.9 million was held as restricted cash as required by gaming regulatory agencies in Nevada, New Jersey and Missouri.
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
The amounts included in promotional allowances consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Room	$11,339	$9,808	$31,106	$27,600
Food and beverage	12,663	12,420	35,763	35,054
Other	1,644	1,931	5,182	5,593
Total	$25,646	$24,159	$72,051	$68,247

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The estimated departmental costs and expenses of providing these promotional allowances are included in casino operating costs and expenses and consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Room	$5,020	$4,387	$15,871	$14,558
Food and beverage	10,443	10,542	30,795	30,365
Other	737	704	2,393	2,180
Total	$16,200	$15,633	$49,059	$47,103
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
Adoption of New Accounting Standards
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB ASU Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. This ASU became effective with our interim period beginning January 1, 2017. The adoption of this guidance was applied prospectively, and did not have any impact on our consolidated financial position, results of operations, cash flows and disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends FASB ASC Topic 805, Business Combinations. This ASU provides guidance on what constitutes a business for purposes of applying FASB Topic 805, and is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We elected to early adopt this guidance in the first quarter of 2017. We did not have any transactions affected by this guidance and therefore, the adoption of this guidance did not have an impact on our consolidated financial position, results of operations, cash flows and disclosures.
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
The Company is continuing to assess the impact the adoption of ASU No. 2014-09 will have on the Company's financial statements and related footnote disclosures. We expect the most significant impact will be a change in the reporting of rewards earned and redeemed by our customers under our loyalty programs. Under the new guidance, points earned by our customers as a result of their gaming activity will create a separate performance obligation, which will require the allocation of a portion of the gaming revenue to that obligation. The liability for that obligation will be measured at the expected retail value of the benefits owed to the customer, adjusted for expected redemptions ("breakage") by customers; currently, the liability for loyalty program points is measured at the anticipated cost of the benefits to be provided, adjusted for expected breakage. When the customer redeems the points and the performance obligation is fulfilled by the Company, revenue will be recognized in the venue that provides the goods or services (for example, hotel, food, beverage, or other). The Company will no longer record loyalty program redemptions as complimentary revenues, with a corresponding deduction for promotional allowances. The quantitative effects of these changes are currently being analyzed and have not yet been determined.
The Company is continuing to evaluate the guidance regarding the implementation of ASU No. 2014-09, including closely monitoring implementation guidance issued by the American Institute of Certified Public Accountants Gaming Entities Revenue Recognition Task Force. The Company anticipates it will adopt this ASU on January 1, 2018 using the full retrospective method.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of right-of-use assets and lease liabilities, measured at the present value of the future minimum lease payments, by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. Early application is permitted. The Company is currently evaluating the impact of this guidance, and is currently unable to reasonably estimate the impact of this guidance, if any, on the Company's consolidated financial statements and related footnote disclosures.
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

The following table presents a summary of fair value measurements by level for certain assets measured at fair value on a recurring basis included in the accompanying condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 (in thousands):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
CRDA deposits, net	$—	$—	$1,023	$1,023

December 31, 2016
Assets:
CRDA deposits, net	$—	$—	$1,202	$1,202
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposits at fair value. As of September 30, 2017 and December 31, 2016, the remainder of funds on deposit with the CRDA which are not attributable to the amended CRDA grant agreement, as discussed

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

further in Note 7 - Investments, are classified in the fair value hierarchy as Level 3, and estimated using valuation allowances calculated based on market rates for similar assets and other information received from the CRDA.
The following table summarizes the changes in fair value of the Company's Level 3 CRDA deposits (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning Balance	$1,023	$2,628	$1,202	$16,405
Realized or unrealized gains/(losses)	(383)	(337)	(445)	(6,057)
Additional CRDA deposits	—	337	665	2,243
Purchases of CRDA investments	383	—	(399)	(828)
CRDA deposits attributable to amended CRDA grant agreement, net	—	—	—	(9,135)
Ending Balance	$1,023	$2,628	$1,023	$2,628
Realized or unrealized gains/(losses) related to the Level 3 investments held at the end of the reporting period are included in general and administrative expenses on the accompanying condensed consolidated statements of income. There were no transfers between fair value levels during the periods ended September 30, 2017 and 2016.
Long-term Debt
The Company's long-term debt is carried at amortized cost in the accompanying consolidated balance sheets. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices for similar issues. The estimated fair value of long-term debt as of September 30, 2017 and December 31, 2016 is approximately $164.1 million and $292.1 million, respectively. See Note 10 - Debt for the discussion regarding the optional prepayment of long-term debt that was paid on September 29, 2017.
CRDA Bonds
The Company's CRDA bonds are classified as held-to-maturity since the Company has the ability and intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. The CRDA bonds are initially recorded at a discount to approximate fair value. After the initial determination of fair value, the Company will analyze the CRDA bonds quarterly for recoverability based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional allowances will be recorded. The fair value of the Company's CRDA bonds are considered a Level 3 fair value measurement. The CRDA bonds carrying value as of each of September 30, 2017 and December 31, 2016 net of the unamortized discount and allowances was $10.1 million, which approximates fair value. See Note 7 - Investments for more detail related to the CRDA bonds.
NOTE 4—RECEIVABLES
Receivables consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Casino	$11,174	$10,630
Hotel	7,619	6,918
Income tax receivable	—	7,133
Real estate tax refund receivable	36,765	—
Other	19,742	14,894
Receivables, gross	75,300	39,575
Allowance for doubtful accounts	(8,681)	(7,578)
Receivables, net	$66,619	$31,997

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	September 30, 2017	December 31, 2016
Land	—	$118,272	$116,597
Buildings and improvements	10 - 40	664,029	631,741
Furniture, fixtures and equipment	3 - 7	288,890	260,430
Riverboats and barges	5 - 15	18,192	18,145
Construction in progress	—	60,203	34,398
Property and equipment, gross		1,149,586	1,061,311
Accumulated depreciation		(346,854)	(297,029)
Property and equipment, net		$802,732	$764,282
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
The carrying amounts of Goodwill by segment are as follows (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South	1,731	(1,731)	—	1,731	(1,731)	—
Corporate and other	10,704	(9,071)	1,633	10,704	(9,071)	1,633
Total	$26,659	$(10,802)	$15,857	$26,659	$(10,802)	$15,857
Intangible assets consist of the following (in thousands):

	Estimated life (years)	September 30, 2017	December 31, 2016
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	37,387
Customer lists	3	7,660	160
Favorable lease	5 - 42	13,260	13,260
Intellectual property, other	1	550	—
Total intangible assets		84,357	76,307
Less accumulated amortization:
Customer lists		(1,410)	(146)
Favorable lease		(2,532)	(2,270)
Intellectual property, other		(275)	—
Total accumulated amortization		(4,217)	(2,416)
Intangible assets, net		$80,140	$73,891
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

competition is limited to a specified number of licensed gaming operators. At both September 30, 2017 and December 31, 2016 the indefinite life gaming licenses consist of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively.
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. On March 31, 2017, concurrently with the sale of the Taj Mahal (see Note 12 - Related Party Transactions), the Company purchased the Taj Mahal customer database and certain other intellectual property for an aggregate purchase price of $8.05 million. The Company has estimated the value of the customer database to be $7.5 million, which is being amortized over a period of three years commencing April 1, 2017. The remainder of the purchase price, estimated to represent the fair value of the intellectual property, is being amortized on a straight line basis over one year, commencing April 1, 2017. Total amortization expense related to customer lists and intellectual property, which is included in depreciation and amortization expense, for the three months ended September 30, 2017 and 2016 was $0.8 million and less than $0.1 million, respectively, and for the nine months ended September 30, 2017 and 2016 was $1.5 million and less than $0.1 million, respectively. Estimated annual amortization related to customer lists and intellectual property is anticipated to be $2.6 million in 2018, $2.5 million in 2019 and $0.6 million in 2020.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for each of the three months ended September 30, 2017 and 2016 was $0.1 million, and for each of the nine months ended September 30, 2017 and 2016 was $0.3 million.
NOTE 7—INVESTMENTS
CRDA
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of Internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues and 5% on Internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at September 30, 2017 and December 31, 2016 approximates their fair value.
CRDA investments consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Investment in bonds—CRDA	$18,794	$18,592
Less unamortized discount	(4,294)	(4,348)
Less valuation allowance	(4,432)	(4,115)
Deposits—CRDA	2,345	17,351
Less valuation allowance	(1,162)	(10,319)
Direct investment—CRDA	2,037	2,158
Less valuation allowance	(2,037)	(2,158)
Total CRDA investments	$11,251	$17,161
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended September 30, 2017 and 2016, the Company recorded a charge of $0.8 million and $0.3 million, respectively, and during the nine months ended September 30, 2017 and 2016 the Company recorded a reduction of $0.7 million and a charge of $1.0 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income, representing the changes in these investment reserves.
As a result of the NJ PILOT Law, which was enacted in May 2016 (see further discussion in Note 13, Commitments and Contingencies, NJ PILOT Law), the portion of investment alternative tax payments made by casino operators which are deposited with the CRDA and which have not been pledged for the payment of bonds issued by the CRDA will be allocated to the State of New Jersey for purposes of paying debt service on bonds previously issued by Atlantic City. That portion of the deposits which will be allocated to the State of New Jersey are no longer recorded as an investment with a corresponding valuation allowance, but are charged directly to general and administrative expenses. During the three months ended September 30, 2017 and 2016, the Company recorded a charge of $1.0 million and $1.0 million, respectively, and during the nine months ended September 30, 2017 and 2016, the Company recorded a charge of $2.9 million and $1.3 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income, representing that portion of investment alternative tax payments that will be allocated to the State of New Jersey under the NJ PILOT Law and have no future value to the Company.
In 2014, the Company was approved to use up to $18.8 million of CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. In April 2016, the CRDA approved an application by the Company to increase the scope of the approved Tropicana AC project to include additional project elements and amend the CRDA grant agreement related to the Tropicana AC project to permit (i) an $8 million increase in the CRDA fund reservation and corresponding increase in the Approved CRDA Project Funds from $18.8 million to $26.8 million, and (ii) a rescheduled substantial completion date for the Tropicana AC project to not later than June 30, 2017. In exchange for the approval, the Company agreed to donate the balance of its CRDA deposits in the amount of approximately $7.1 million to the CRDA pursuant to NJSA 5:12-177. The Company recorded $5.4 million of expense during the second quarter of 2016 to fully reserve the funds donated to the CRDA per this agreement. The project was completed by June 30, 2017.
Through December 31, 2016, Tropicana AC had received a total of $18.2 million of reimbursements of Approved CRDA Project Funds under the program described above. Tropicana AC received the balance of the CRDA Project Fund reimbursements during the nine months ended September 30, 2017.
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
Ruby Seven entered into a merger agreement with a third party pursuant to which Ruby Seven merged into the third party in a transaction that closed in February 2016. TEI R7 approved the agreement.   As a result of the merger transaction, all of Ruby Seven’s outstanding shares (including the shares held by TEI R7) were canceled and the Ruby Seven shareholders received merger consideration in exchange for their shares.  At closing, TEI R7 received cash in the approximate amount of $0.8 million, plus an earn-out consideration over three years following the closing, with a minimum earn-out of approximately $0.7 million, which is included in long-term assets on the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 8—LONG-TERM PREPAID RENT AND OTHER ASSETS
Other assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Tropicana Evansville prepaid rent	$12,014	$13,326
Deposits	3,052	3,312
Timeshare inventory	3,747	3,684
Other	5,091	4,586
Other assets	$23,904	$24,908
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued payroll and benefits	$40,165	$39,908
Accrued gaming and related	14,488	15,724
Accrued taxes	39,743	13,495
Other accrued expenses and current liabilities	19,413	17,028
Total accrued expenses and other current liabilities	$113,809	$86,155
NOTE 10—DEBT
Debt consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Term Loan Facility, due 2020, interest at 4.2% and 4.0% at September 30, 2017 and December 31, 2016, respectively, net of unamortized discount of $0.4 million and $0.8 million at September 30, 2017 and December 31, 2016, respectively, and debt issuance costs of $1.1 million and $2.6 million at September 30, 2017 and December 31, 2016, respectively	$161,484	$286,825
Less current portion of debt	—	(3,000)
Total long-term debt, net	$161,484	$283,825
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

The Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The interest rate increases by 2.00% following certain defaults. As of September 30, 2017, the interest rate on the Term Loan Facility was 4.2%.

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

The Term Loan Facility may be prepaid at the option of the Company at any time without penalty (other than customary LIBO Rate breakage fees). On September 29, 2017, the Company made an optional prepayment of $125 million on the Term Loan Facility. Under the terms of the Term Loan Facility, the optional prepayment is applied first to the next four quarterly mandatory principal payments, and second, to reduce on a pro-rata basis, the remaining scheduled principal payments. As a result of the optional prepayment on September 29, 2017, the Company wrote off a portion of the debt issuance costs and discount, totaling $1.1 million.

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

Key covenants binding the Company and its subsidiaries include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Term Loan Facility and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the Term Loan Facility at September 30, 2017.

NOTE 11—IMPAIRMENT CHARGES, OTHER WRITE DOWNS AND RECOVERIES
Impairment charges, other write-downs and recoveries consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gain on insurance recovery	$—	$—	$(1,387)	$—
Loss on disposal of assets	23	347	307	444
Total impairment charges, other write-downs and recoveries	$23	$347	$(1,080)	$444
Hotel Lumière Insurance Recovery
In 2016, we filed a property damage and business interruption claim with our insurance carrier related to our HoteLumière room renovation project which commenced in July 2016. In December 2016 we received insurance proceeds of $1.0 million as a partial payment toward the property damage claim, which was recorded as a gain in 2016. In March 2017, we received notice that the balance of the property damage claim of $1.3 million was approved and was subsequently paid in early April 2017. The business interruption claim is still pending.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 12—RELATED PARTY TRANSACTIONS
Insight Portfolio Group LLC
Effective January 1, 2013, the Company acquired a minority equity interest in Insight Portfolio Group LLC (“Insight Portfolio Group”) and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. Commencing in the second quarter of 2016, an officer of the Company also serves on the Board of Directors of Insight Portfolio Group. During each of the three months ended September 30, 2017 and 2016, the Company paid $0.1 million to Insight Portfolio Group. During each of the nine months ended September 30, 2017 and 2016, the Company paid $0.2 million to Insight Portfolio Group.
WestPoint International, LLC
The Company and certain of its subsidiaries purchase sheets, towels and other products from WestPoint International, LLC (formerly WestPoint International, Inc., or "WPI"). WPI is an indirect wholly-owned subsidiary of Icahn Enterprises, which is indirectly controlled by Mr. Icahn. During the three months ended September 30, 2017 and 2016, the Company paid $0.4 million and $0.1 million, respectively, to WPI for purchases of these products. During the nine months ended September 30, 2017 and 2016, the Company paid $1.3 million and $0.2 million, respectively, to WPI for purchases of these products.
Trump Entertainment Resorts, Inc. Agreements
The Company and its subsidiaries have been a party to several agreements with Trump Entertainment Resorts, Inc. ("TER") and its subsidiaries.
Management Agreement
On March 1, 2016, TEI Management Services LLC, a wholly owned subsidiary of the Company, entered into a management agreement with Trump Taj Mahal Associates, LLC (“TTMA”), an indirect wholly-owned subsidiary of TER and IEH Investments LLC (“IEH Investments”) (the "Management Agreement") pursuant to which TEI Management Services LLC managed the Taj Mahal in Atlantic City, New Jersey, owned by TTMA, and provided consulting services relating to the former Plaza Hotel and Casino in Atlantic City, New Jersey, owned by Trump Plaza Associates LLC (“Plaza Associates”). The Management Agreement, which commenced upon receipt of required New Jersey regulatory approvals on April 13, 2016, was effective for an initial five year term. TTMA, IEH Investments and Plaza Associates are indirect wholly owned subsidiaries of Icahn Enterprises (see Note 14 - "Stockholders' Equity").
In October 2016, the Taj Mahal discontinued its operation as a casino hotel. TTMA exercised its right to terminate the Management Agreement without Cause (as defined in the Management Agreement), effective March 31, 2017, concurrently with the sale of the Taj Mahal to a third party and the surrender of TTMA's New Jersey casino license, at which time TEI Management Services LLC was paid a termination fee of $15 million pursuant to the provisions of the Management Agreement. The termination fee is reflected as "Termination fee from related party" in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2017.
For the three months ended September 30, 2017, the Company did not record any management fee income, as a result of the termination of the Management Agreement effective March 31, 2017; for the three months ended September 30, 2016, the Company recorded $1.3 million of management fee income as a result of the Management Agreement, which is included in Management fee from related party in the accompanying condensed consolidated statements of income. For the nine months ended September 30, 2017 and 2016, the Company recorded $1.3 million and $2.3 million of management fee income as a result of the Management Agreement, which is included in Management fee from related party in the accompanying condensed consolidated statements of income.

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
Slot Lease and Purchase Agreements
Under a lease agreement dated September 12, 2016, with TTMA, Tropicana AC leased 250 slot machines commencing after the closing of the Taj Mahal. On January 18, 2017, TTMA agreed to terminate the slot lease agreement and Tropicana AC purchased the slot machines from TTMA for a purchase price of $2.5 million, less the amount of the monthly lease payments in the aggregate amount of $0.2 million made by Tropicana AC to TTMA under the lease agreement.
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
Icahn Enterprises Holdings L.P.
Tender Offer
On June 23, 2017, the Company and Icahn Enterprises Holdings L.P., a Delaware limited partnership ("Icahn Enterprises") commenced a tender offer to purchase severally, and not jointly, up to 5,580,000 shares of common stock in the aggregate, at a price not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constituted the "Offer"). The Offer was completed on August 9, 2017. The Offer was made severally, and not jointly, by the Company and Icahn Enterprises and upon the terms and subject to the conditions of the Offer, first, the Company severally, and not jointly, purchased 800,000 of the shares properly tendered, and second, Icahn Enterprises severally, and not jointly, purchased the remaining shares properly tendered, totaling 2,121,712 shares. All shares purchased by the Company and Icahn Enterprises were

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

purchased at the maximum offer price per share of $45. As a result of the completion of the Offer, as of September 30, 2017, Mr. Icahn indirectly controlled approximately 83.85% of the voting power of the Company’s Common Stock (see Note 14 - Stockholders’ Equity, Significant Ownership).
Tender Offer Agreement
In connection with the Offer, the Company and Icahn Enterprises entered into a Tender Offer Agreement, dated as of June 23, 2017 (the "Tender Offer Agreement"), pursuant to which Icahn Enterprises and the Company agreed that any amendment, extension, termination, waiver or other change or action under the terms of the Offer could not be made by either party without the consent of the other party.
Upon consummation of the Offer, Icahn Enterprises has agreed, pursuant to the Tender Offer Agreement, among other things:

•
not to, and to take all actions necessary to cause the Icahn controlled affiliates not to, propose, or engage in, any transaction to acquire all of the outstanding shares of common stock for a period of two years from August 2, 2017;

•
other than in connection with a repurchase, redemption, retirement, cancellation, or other similar action with respect to the shares of common stock by the Company that is approved by the Special Committee of the Board of Directors (the “Special Committee”), for so long as Icahn Enterprises or any of its affiliates beneficially own (as determined pursuant to Rule 13d-3 promulgated under the Exchange Act), in the aggregate, in excess of 50% of the shares of common stock, not to, and to take all actions necessary to cause the Icahn controlled affiliates not to, take any action, directly or indirectly, to cause Icahn Enterprises to increase its beneficial ownership in the Company above 95.0% of all outstanding shares unless any such transaction is approved by (i) first, the Special Committee and (ii) second, an informed vote of the holders of a majority of the shares held by stockholders who are not affiliated with Icahn Enterprises or its affiliates;

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

•
that the Company and Icahn Enterprises would bear certain expenses (including but not limited to SEC filing fees, and expenses and fees of financial printers, information agents and depositaries) pro rata in proportion to the number of shares purchased by each party in the Offer;

•	to enter into a Tax Allocation Agreement upon the consummation of the Offer, which was entered into on September 16, 2017; and

•
that Icahn Enterprises would indemnify the Company for (i) any liability arising from being an offeror with respect to any liability to purchase any shares over 800,000 shares in the Offer and (ii) any and all liability imposed upon the Company and any of its direct and indirect subsidiaries that are eligible to be included in a consolidated return with the Company (such subsidiaries, collectively with the Company, the "Tropicana Group") resulting from any member of the Tropicana Group being considered a member of a controlled group (within the meaning of §4001(a)(14) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")) of which Icahn Enterprises is a member (the "Controlled Group"), except with respect to liability in respect of any employee benefit plan, as defined in ERISA

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

§3(3), maintained by any member of the Tropicana Group. See Note 13 - Commitments and Contingencies, Affiliate Pension Obligations for further discussion.
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
For purposes of the Tender Offer Agreement, (i) "Icahn controlled affiliates" means Mr. Carl C. Icahn and any of his Affiliates in which he beneficially owns (as determined pursuant to Rule 13d-3 promulgated under the Exchange Act), in the aggregate, in excess of 50% of the equity interests of such Affiliate and (ii) "Affiliate" means any person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified. For purposes of the definition of "Affiliate", "control" means possession, directly or indirectly, of the power to elect a majority of the board of directors or other governing body of an entity (whether through ownership of securities or partnership or other ownership interests, by contract or otherwise) and, without limiting the generality of the foregoing, (x) a person who possesses, directly or indirectly, the power to control the general partner of a limited partnership shall be deemed to control such limited partnership, and (y) a person who possesses, directly or indirectly, the power to control the manager or managing member of a limited liability company shall be deemed to control such limited liability company.
Tax Allocation Agreement
Upon consummation of the Offer, the Company became eligible, for U.S. federal income tax purposes, to consent to be a member of the consolidated group of companies of which Icahn Enterprises is a member. On September 16, 2017, the Company and American Entertainment Properties Corp. ("AEP"), an indirect wholly-owned subsidiary of Icahn Enterprises Holdings L.P., entered into a Tax Allocation Agreement pursuant to which AEP and the Company and its subsidiaries agreed to the allocation of certain income tax items. The Company and its subsidiaries consented to join AEP in the filing of AEP's federal consolidated return and, if elected by AEP, certain state consolidated returns. In those jurisdictions where the Company and its subsidiaries will file consolidated returns with AEP, the Company will pay to AEP any tax it would have owed had it and its subsidiaries continued to file as a separate consolidated group. To the extent that the AEP consolidated group is able to reduce its tax liability as a result of including the Company and its subsidiaries in its consolidated group, AEP will pay the Company 20% of such reduction on a current basis and the Company will be treated as if it would carry forward for its own use under the Tax Allocation Agreement, 80% of the items that caused the tax reduction (the "Excess Tax Benefits"). Moreover, if the Company and its subsidiaries should ever become unconsolidated from AEP, AEP will reimburse the Company for any tax liability in post-consolidation years that the Company and its subsidiaries would have avoided had they actually had the Excess Tax Benefits for their own consolidated group use. The cumulative payments to the Company by AEP post-consolidation will not exceed the cumulative reductions in tax to the AEP group resulting from the use of the Excess Tax Benefits by the AEP group.
NOTE 13—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent was $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that is amortized on a straight-line basis to rental expense over the remaining term of the lease. As of September 30, 2017 and December 31, 2016, the unfavorable lease liability balance was $5.8 million and $6.1 million, respectively, of which $5.3 million and $5.6 million, respectively, is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Tropicana Evansville Land Lease
The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated. On January 6, 2016 the Company and the City of Evansville entered into a sixth amendment to the Lease Agreement (the "Sixth Amendment"), which was approved by the Indiana Gaming Commission in February 2016, along with the Company's application to move its casino operations from its current dockside gaming vessel to a future developed landside gaming facility. Under the Sixth Amendment, in exchange for the Company's commitment to expend at least $50 million to develop a landside gaming facility (the "Tropicana Development Project") along with a pre-payment of lease rent in the amount of $25 million (the "Rental Pre-Payments"), the City of Evansville granted the Company a $20 million redevelopment credit (the "Redevelopment Credit"). In December 2015, the Company paid the first $12.5 million Rental Pre-Payment, and the second $12.5 million Rental Pre-Payment was paid upon the opening of the Tropicana Development Project on October 20, 2017. The Rental Pre-Payments will be applied against future rent in equal monthly amounts over a period of one hundred and twenty (120) months commencing November 2017. The Redevelopment Credits will be applied against future rent in equal monthly amounts over a period of one hundred and twenty (120) months, commencing January 2018. Under the terms of the lease, as amended by the Sixth Amendment, the Company may extend the lease term through November 30, 2055 by exercising renewal options. The current term commenced December 1, 2015 and expires November 30, 2027 under the terms of the Sixth Amendment. Thereafter, the Company may extend the lease for a three (3) year term through November 30, 2030, followed by five (5) five-year renewal options through November 30, 2055. Under the terms of the Sixth Amendment, in the event the Company decides not to exercise its renewal option(s) and continues to conduct gaming operations in the City of Evansville, the lease may not be terminated and will continue through November 30, 2055, unless the Company and the City of Evansville enter into a replacement agreement that includes payments to the City of Evansville in the amount equal to rent payments under the lease. Under the terms of the lease, as amended by the Sixth Amendment, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2.0 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 10% of the AGR in excess of $100 million.
Pursuant to the terms of the Sixth Amendment, the landside gaming facility was constructed and opened to the public on October 20, 2017, and encompasses 75,000 square feet of enclosed space (including approximately 45,000 square feet of casino floor, additional food and beverage outlets and back of house space). In addition, pursuant to the Sixth Amendment, the Company intends to remove its riverboat casino from its current location, so that the Evansville LST 325 Maritime vessel, a historic warship, can be docked in its place. The riverboat vessel which previously housed the Tropicana Evansville casino is being sold by the Company to a third party pursuant to a sales agreement. The Company anticipates making available to the City of Evansville and other parties, space within the existing pavilion building for a ticket counter, museum and/or gift shop to support the Evansville LST 325 Maritime vessel.
Belle of Baton Rouge Lease
Belle of Baton Rouge leases certain land and buildings under separate leases, with combined annual payments of $0.2 million. The current lease term for one of the leases expires in July 2023, with an option to renew for an additional five years. The other lease contains multiple options to renew through 2083. In addition, Belle of Baton Rouge leases a parking lot with annual base rent of approximately $0.4 million, plus 0.94% of annual adjusted gross revenue in excess of $45 million but not to exceed $80 million through August 2020.
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
NJ PILOT LAW
On May 27, 2016, New Jersey enacted the Casino Property Tax Stabilization Act (the "NJ PILOT Law") which exempted Atlantic City casino gaming properties from ad valorem property taxation in exchange for an agreement to make annual payment in lieu of tax payments ("PILOT Payments") to the City of Atlantic City, made certain changes to the NJ Tourism District Law and redirected certain IAT payments to assist in the stabilization of Atlantic City finances. Under the NJ PILOT Law, commencing in 2017 and for a period of ten (10) years, each Atlantic City casino gaming property (as defined in the NJ PILOT Law) is required to pay its prorated share of an aggregate amount of PILOT Payments based on an equal weighted formula that includes the following criteria: (i) the gross gaming revenues ("GGR") of the casino, (ii) the total number of hotel guest rooms and (iii) the geographic footprint of the real property owned by each casino gaming property. For calendar year 2017, the aggregate amount of PILOT Payments owed to the City of Atlantic City by Atlantic City casino gaming properties is $120 million, prorated among casino properties based upon the above factors. Commencing in 2018 and for each year thereafter, the aggregate amount of PILOT Payments owed will be determined based on a sliding scale of Atlantic City casino industry GGR from the applicable prior year, subject to certain adjustments. For each year from 2017 through 2021, each casino gaming property's prorated share of PILOT Payments is capped (the "PILOT CAP") at an amount equal to the real estate taxes due and payable in calendar year 2015, which is calculated based upon the assessed value of the casino gaming property for real estate tax purposes and tax rate.
On August 1, 2017, Tropicana AC, the City of Atlantic City and the New Jersey Department of Community Affairs entered into a Real Estate Tax Appeal Settlement Agreement (the "Settlement Agreement") pursuant to which the parties agreed to settle Tropicana AC's 2015 and 2016 real estate tax appeals pending before the Tax Court of New Jersey (the "Pending Tax

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Appeals"). The Settlement Agreement, among other things, provided for refunds in the aggregate amount of approximately $36.8 million in respect of the Pending Tax Appeals and Tropicana AC's 2017 PILOT Payment. The portion of the settlement related to the reduction in 2017 PILOT expense has been recorded as a reduction of the current year expense, which is included in General and administrative expenses on the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2017. The balance of the settlement is included as Real estate tax settlement on the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2017. Tropicana AC received full payment of the refunds in early October 2017. In addition, the Settlement Agreement provides for a reduction in the assessed value of Tropicana AC for real estate tax purposes for calendar year 2015, including a corresponding reduction of Tropicana AC's PILOT CAP for each of calendar years 2018 through 2021, from approximately $19.8 million to approximately $8.4 million.
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
Tropicana AC Employee Variable Annuity Pension Plan
In connection with the collective bargaining agreement and related settlement agreement that was executed in May 2014 between Tropicana AC and UNITE HERE Local 54, the parties agreed to establish a Variable Annuity Pension Plan ("VAPP") for certain Tropicana AC Local 54 employees. On August 8, 2017 the Company received notification that the Internal Revenue Service had issued a favorable determination on the VAPP. The Company is currently proceeding with the implementation of the VAPP.
Indiana Gaming Tax Law Change
In May 2017, Indiana enacted changes to its gaming tax structure that will have an impact on Tropicana Evansville tax payments to Indiana. Effective July 1, 2017, in accordance with Indiana P.L. 268, for gaming operations that have relocated to an inland casino by December 31, 2017, Indiana law eliminates the $3 per person per admission charge, replacing it with a supplemental wagering tax in the amount of 3% of adjusted gross receipts commencing from the date of opening the inland casino through June 30, 2018. Tropicana Evansville anticipates qualifying under this provision, as the construction of the landside gaming facility is substantially completed and became operational in October 2017. Beginning July 1, 2018 the supplemental wagering tax is to be calculated as the casino's adjusted gross receipts multiplied by the percentage of the total casino’s admissions tax that the riverboat paid beginning July 1, 2016 and ending June 30, 2017, divided by the casino’s adjusted gross receipts beginning July 1, 2016 and ending June 30, 2017, with the supplemental wagering tax not to exceed 4% beginning July 1, 2018 and ending June 30, 2019, and 3.5% thereafter. In addition, under the new law, commencing in 2018 and phased-in over a seven (7) year period, Indiana casino operators will be able to deduct gaming taxes when calculating Indiana corporate income tax.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense and priority claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheets as of September 30, 2017 and

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

December 31, 2016. In its objection to Wimar and CSC's motions for summary judgment, the Company disputed the administrative expense and/or priority status of certain amounts claimed and also contended that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established by the bankruptcy reorganization plan, against CSC and Wimar (the "Litigation Trust Proceeding"), and be set off against any judgment against Wimar and CSC in the Litigation Trust Proceeding against them.
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
Affiliate Pension Obligations
Mr. Icahn, through certain affiliates, owns approximately 83.85% of the Company's common stock. Applicable pension and tax laws make each member of a "controlled group" of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in TEI by Mr. Icahn's affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%.  Two such entities, ACF Industries LLC ("ACF") and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and ERISA, as amended by the Pension Protection Act of 2006, for these plans have been met as of September 30, 2017 and December 31, 2016. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be collectively underfunded by approximately $452 million and $613 million as of September 30, 2017 and December 31, 2016, respectively. These results are based on the most recent information provided by Mr. Icahn's affiliates based on information from the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, TEI would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. In addition, other entities now or in the future within the controlled group that includes TEI may have pension plan obligations that are, or may become, underfunded, and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the ACF and Federal-Mogul pension plans requires such entities to notify the PBGC of certain "reportable events," such as if TEI were to cease to be a member of the controlled group, or if TEI makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events.
Pursuant to the Tender Offer Agreement between Icahn Enterprises and the Company (see Note 12 - Related Party Transactions, Tender Offer Agreement), Icahn Enterprises agreed to indemnify the Company from any and all liability imposed upon the Tropicana Group resulting from any member of the Tropicana Group being considered a member of a controlled group (within the meaning of §4001(a)(14) of the ERISA of which Icahn Enterprises is a member (the "Controlled Group")), except with respect to liability in respect of any employee benefit plan, as defined in ERISA §3(3), maintained by any member of the Tropicana Group.
Based on the contingent nature of potential exposure related to these affiliate pension obligations and the indemnification from Icahn Enterprises, no liability has been recorded in the accompanying condensed consolidated financial statements.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 14—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 23,834,512 and 24,634,512 shares were issued and outstanding as of September 30, 2017 and December 31, 2016, respectively. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
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
As of September 30, 2017, the Company has repurchased 2,477,988 shares of our stock at a total cost of $78.8 million under the Stock Repurchase Program, including 800,000 shares which were purchased in August 2017 under the Tender Offer (see Note 12 - Related Party Transactions "Icahn Enterprises Holdings L.P - Tender Offer"). In all instances, the repurchased shares were subsequently retired.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of September 30, 2017 and December 31, 2016. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Significant Ownership
At September 30, 2017, Mr. Icahn indirectly controlled approximately 83.85% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

by potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares include warrants. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive.
NOTE 16—INCOME TAXES
Effective Tax Rate
The Company's effective income tax rates for the three months ended September 30, 2017 and 2016 were 36.2% and 39.4%, respectively, and for the nine months ended September 30, 2017 and 2016 were 37.2% and 39.7%, respectively. The difference between the federal statutory rate of 35% and the Company's effective tax rates for the three and nine months ended September 30, 2017 and 2016 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
NOTE 17—SEGMENT INFORMATION
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South. We use operating income to compare operating results among our segments and allocate resources.
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income before income taxes for the three months ended September 30, 2017 and 2016 (in thousands, unaudited):

	Three months ended September 30,
	2017	2016
Net revenues:
East	$116,000	$104,040
Central	76,379	71,371
West	31,096	30,650
South	22,090	23,712
Corporate and other	40	1,250
Total net revenues	$245,605	$231,023
Operating income (loss):
East	$60,726	$20,228
Central	12,530	10,464
West	5,620	5,495
South	351	672
Corporate and other	(5,134)	(3,002)
Total operating income	$74,093	$33,857
Reconciliation of operating income to income before income taxes:
Operating income	$74,093	$33,857
Interest expense	(3,190)	(3,122)
Interest income	155	156
Predecessor claim settlement	—	3,100
Term Loan discount/cost write down	(1,147)	—
Income before income taxes	$69,911	$33,991

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table highlights by segment our net revenues and operating income, and reconciles operating income to income before income taxes for the nine months ended September 30, 2017 and 2016 (in thousands, unaudited):

	Nine months ended September 30,
	2017	2016
Net revenues:
East	$298,580	$260,712
Central	225,745	221,359
West	85,612	84,976
South	74,061	74,335
Corporate and other (1)	1,290	2,333
Total net revenues	$685,288	$643,715
Operating income (loss):
East	$81,785	$19,630
Central	41,841	37,933
West	11,357	12,016
South	7,205	6,297
Corporate and other	(14,188)	(11,364)
Total operating income	$128,000	$64,512
Reconciliation of operating income to income before income taxes:
Operating income	$128,000	$64,512
Interest expense	(9,171)	(9,571)
Interest income	622	507
Predecessor claim settlement	—	3,100
Term Loan discount/cost write down	(1,147)	—
Termination fee from related party	15,000	—
Income before income taxes	$133,304	$58,548
(1) represents management fee from related party.

Assets by segment:	September 30, 2017	December 31, 2016
East	$518,485	$497,847
Central	437,239	402,651
West	124,667	132,238
South	127,719	127,146
Corporate and other	74,589	165,153
Total assets	$1,282,699	$1,325,035

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some situations, you may be able to identify forward-looking statements by terms such as "may," "will," "might," "expect," "plan," "believe," "anticipate," "intend," "should," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or other strategic plans, our competition (including online gaming), financing, revenues, or tax benefits; our expectations regarding the impact of Tropicana AC's recent tax appeal settlement; our beliefs regarding the sufficiency of our existing cash and credit sources, including our Term Loan Facility (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects, our required capital expenditures pursuant to agreements we are party to such as the landside construction project at Tropicana Evansville, and our anticipated capital expenditures, including our use of our CRDA project funds, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition, the effects of our recently completed tender offer and the partial pre-payment of our Term Loan Facility, and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. All forward-looking statements are qualified in their entirety by reference to the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q, including "Part II, Item 1A—Risk Factors," as well as those discussed under "Part I, Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We operate in a continually changing business environment and new risks emerge from time to time. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one hotel, timeshare and casino resort located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of September 30, 2017, our properties collectively included approximately 392,000 square feet of gaming space with approximately 7,800 slot machines, approximately 260 table games and approximately 5,700 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South. As of September 30, 2017, our operations by region include the following:

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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Atlantic City Market. Between January 2014 and October 2016, five Atlantic City casino hotels closed as a result of regional competitive market pressures and other factors. The Atlantic City gaming market experienced significant revenue declines in 2014 and 2015 due, in part, to these closures and market competition. In 2016, the Atlantic City gaming market experienced a slight 1.5% increase in casino revenue over 2015, including revenue from internet gaming which commenced in 2013. In addition, in November 2016 the State of New Jersey commenced a takeover of certain Atlantic City local government operations under a law enacted in May 2016, which gives the State the ability to direct certain financial and operational matters on behalf of the city in an effort to stabilize and strengthen its financial situation. The State's ability to stabilize Atlantic City's finances and restructure its debt is an important step toward improving the Atlantic City market. For the nine months ended September 30, 2017, the Atlantic City gaming market, including internet gaming, continued to show improvement, posting a 2.3% increase over the same period of 2016.

•
Tropicana AC Tax Appeal Settlement. On August 1, 2017, Tropicana AC, the City of Atlantic City and the New Jersey Department of Community Affairs entered into a Real Estate Tax Appeal Settlement Agreement (the "Settlement Agreement"), pursuant to which the parties agreed to settle Tropicana AC's 2015 and 2016 real estate tax appeals pending before the Tax Court of New Jersey (the "Pending Tax Appeals"). The Settlement Agreement, among other things, provided for refunds in the aggregate amount of approximately $36.8 million in respect of the Pending Tax Appeals and Tropicana AC's 2017 PILOT Payment. The portion of the settlement related to the reduction in 2017 PILOT expense has been recorded as a reduction of the current year expense, which is included in General and administrative expenses on the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2017. The balance of the settlement, net of $1.5 million of related professional fees expense, is included as Real estate tax settlement on the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2017. Tropicana AC received full payment of the refunds in early October 2017. In addition, the Settlement Agreement provides for a reduction in the assessed value of Tropicana AC for real estate tax purposes for calendar year 2015, including a corresponding reduction to Tropicana AC's PILOT CAP for each of calendar years 2018 through 2021, from approximately $19.8 million to approximately $8.4 million, and the expense associated with Tropicana AC's PILOT Payments for each of the calendar years 2018 through 2021. See Note 13 - Commitments and Contingencies, NJ PILOT Law in our Notes to Condensed Consolidated Financial Statements (unaudited), contained herein, for a further discussion of PILOT Payments and the PILOT CAP.

•
Table games hold percentages. Casino revenues can vary because of table games hold percentages and differences in the odds for different table games. A variety of factors may impact table games hold, including variances in the amount of high end play. For the nine months ended September 30, 2017 and 2016, the Company's total table games hold was 17.7% and 18.8%, respectively. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the Term Loan Facility accrue interest at a floating rate which was 4.2% as of September 30, 2017. A portion of the net proceeds from the Term Loan Facility was used to repay in full the amounts outstanding under the then-existing term loan facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest. The Revolving Facility was terminated by the Company effective March 31, 2017, in accordance with the terms of the Credit Agreement. There were no amounts outstanding under the Revolving Facility at the time of the termination.

On September 29, 2017, the Company made an optional prepayment of principal under the Term Loan Facility in the amount of $125 million. The outstanding balance on the Term Loan Facility after the optional prepayment is $163 million. Under the terms of the Term Loan Facility, the optional prepayment is applied first to the next four quarterly mandatory principal payments, and second, to reduce on a pro-rata basis, the remaining scheduled principal payments. As a result of the optional prepayment on September 29, 2017, the Company wrote off a portion of the debt issuance costs and discount, totaling $1.1 million.
Our interest expense was $9.2 million and $9.6 million for the nine months ended September 30, 2017 and 2016, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.8 million for each of the nine months ended September 30, 2017 and 2016, offset by approximately $0.7 million and $0.1 million of capitalized interest in the nine months ended September 30, 2017 and 2016, respectively.

•
Insurance and other recoveries. In 2016, we filed a property damage and business interruption claim with our insurance carrier related to our HoteLumière room renovation project that commenced in July 2016. In December 2016 we received insurance proceeds of $1.0 million toward the property damage claim, which was recorded as a gain in 2016. In April 2017 we received additional insurance proceeds of $1.3 million, representing the balance of the property damage claim. The business interruption claim is still pending.

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

Three months ended September 30, 2017 compared to three months ended September 30, 2016
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended September 30,
	2017	2016
Net revenues:
East	$116,000	$104,040
Central	76,379	71,371
West	31,096	30,650
South	22,090	23,712
Corporate and other	40	1,250
Total net revenues	$245,605	$231,023
Operating income (loss):
East	$60,726	$20,228
Central	12,530	10,464
West	5,620	5,495
South	351	672
Corporate and other	(5,134)	(3,002)
Total operating income	$74,093	$33,857
Operating income margin(a):
East	52.4%	19.4%
Central	16.4%	14.7%
West	18.1%	17.9%
South	1.6%	2.8%
Total operating income margin	30.2%	14.7%
(a)Operating income margin is operating income as a percentage of net revenues.
The following table presents detail of our net revenues (in thousands):

	Three months ended September 30,
	2017	2016
Revenues:
Casino	$189,840	$176,960
Room	41,753	39,701
Food and beverage	30,623	28,902
Other	9,035	8,369
Management fee from related party	—	1,250
Gross revenues	271,251	255,182
Less promotional allowances	(25,646)	(24,159)
Net revenues	$245,605	$231,023
Net Revenues
In the East region, net revenues were $116.0 million for the three months ended September 30, 2017, an increase of $12.0 million, or 11.5%, when compared to the three months ended September 30, 2016. Tropicana AC's net revenues comprised approximately 47% and 45% of the Company's total net revenues for the three months ended September 30, 2017 and 2016, respectively. Tropicana AC's gross casino win (including internet gaming revenue) for the three months ended September 30, 2017 increased 13.3% over the three months ended September 30, 2016, as compared to the 0.1% increase in gaming revenues (including internet gaming revenue) in the total Atlantic City market, as reported, for the third quarter of 2017 in comparison to the same period of 2016. The increase in gaming revenues at Tropicana AC was primarily the result of higher gaming volumes, including a 10.3% increase in table drop and a 13.2% increase in slot handle during the third quarter of 2017 as compared to the third quarter of 2016. The increase in gaming volumes was due, in part, to marketing efforts directed towards customers who formerly visited the Taj Mahal casino as a result of the initial lease and subsequent purchase of the Taj Mahal customer database. Increases in customer volume at the Tropicana AC are also attributable to renovation projects in 2017, which included the opening of two new restaurants as well as the renovation and relocation of the coffee shop and buffet, in addition to major projects completed at the property in 2016 and 2015, which included hotel room renovations, a new high-

end slot area on the casino floor, a new TropAdvantage club promotional area and other improvements. Although the table games volumes increased during the quarter over the prior year period, the table hold for the three months ended September 30, 2017 was 15.8%, compared to 17.8% in the same period of 2016; as a result, table games revenue reflected a 2.0% decrease in the third quarter of 2017 compared to the third quarter of 2016. The acquisition of The Chelsea hotel in early July increased the number of available hotel rooms by approximately 200, and the total number of occupied rooms during the third quarter of 2017 increased 8.7% over the same period of 2016, which also contributed to the increase in gaming volumes. The hotel occupancy and average daily room rate was 93% and $105, respectively, for the three months ended September 30, 2017, compared to 90% and $108, respectively, for the three months ended September 30, 2016. The decrease in the average daily rate in the third quarter of 2017 from the prior year was primarily due to a change in the mix of occupied rooms, with an increase in promotional rooms occupied, which are typically recorded at a lower rate than transient business, as a result of marketing to the former Taj Mahal customers. In addition to increased hotel revenues, other non-gaming revenues, including food and beverage, entertainment and retail revenues increased over the prior year period resulting primarily from increased customer volumes throughout the facility.
In the Central region, net revenues were $76.4 million for the three months ended September 30, 2017, an increase of $5.0 million over the three months ended September 30, 2016, driven primarily by higher slot revenues. Slot volumes in the Central region increased 11.4% in the third quarter of 2017 as compared to the same period of 2016, while slot revenues increased 11.9%, or $6.3 million, in the region during the comparable periods. The increase in slot volumes and revenue in the Central region was primarily evident at Lumière Place, where targeted marketing efforts, particularly with free slot play offerings, have had a positive impact on customer volumes at the property. In addition, gaming volumes at Lumière Place in the third quarter of 2016 were impacted by a room renovation and casino reconfiguration project, which resulted in approximately half of the Hotel Lumière rooms being taken temporarily out of service. Although table games volume in the Central region increased slightly in the third quarter of 2017 over the same period of 2016, the table games hold in 2017 was 21.3% compared to 22.2% in 2016, resulting in a slight decline in table games revenue for the period. The hotel occupancy rate for the three months ended September 30, 2017 was 82%, with an average room rate of $144, compared to occupancy of 85% and an average rate of $152 in the same period of 2016. The Hotel Lumière rooms that were out of service for renovation in the third quarter of 2016 are not included in the calculation of occupancy rate; if they were included, occupancy would have been 70% in the Central region during that period. Hotel revenues in the Central region during the three months ended September 30, 2017 increased 9.6% over the same period of 2016, due in part to the completion of the Lumière Place renovation project in early 2017, combined with the increased gaming volume at the properties.
In the West region, net revenues were $31.1 million for the three months ended September 30, 2017, an increase of $0.4 million, or 1.5%, compared to the three months ended September 30, 2016. Gaming volumes in the West region during the third quarter of 2017 decreased from the prior year, including a 1.7% decline in slot volumes and a 1.4% decline in table volumes. In addition, the table games hold percentage in the third quarter of 2017 was 19.2%, compared to 20.3% in the third quarter of 2016, resulting in a 6.9% decrease in table games revenue for the period. However, reductions in free slot play redeemed, combined with increased hotel revenues in the region during the period partially offset the declines in gaming revenue. The average daily room rate for the West region was $62 for the three months ended September 30, 2017, compared to $59 for the comparable prior year period. The occupancy rate in the West region was 67% for each of the three months ended September 30, 2017 and 2016.
In the South region, net revenues were $22.1 million for the three months ended September 30, 2017, a decrease of $1.6 million, or 6.8%, compared to the three months ended September 30, 2016. Slot volumes for the South region decreased 8.4% in the three months ended September 30, 2017, compared to the prior year period, resulting in an 8.2% decrease in slot revenue in the region. In addition, table games volume during the third quarter of 2017 decreased 3.8%, which resulted in a 4.0% decrease in table games revenue. The decline in gaming volumes was primarily evident at the Belle of Baton Rouge, where the 2016 results were positively impacted by an influx of federal aid workers and building contractors into the region in response to the flooding in the area in August 2016. Non-gaming revenues in the region also reflected decreases due to the declines in gaming volumes and visitors to the properties during the third quarter of 2017. Timeshare sales at the Tropicana Aruba were $1.1 million in the third quarter of 2017, compared to $0.7 million in the third quarter of 2016. The occupancy rate at our properties in the South region was 68% for the three months ended September 30, 2017 compared to 87% for the same period of 2016. The average daily room rate for the South region was $78 and $69 for the three months ended September 30, 2017 and 2016, respectively.
Net revenues for Tropicana Entertainment Corporate and other division in the third quarter of 2016 represents the management fee earned as a result of our management of the Taj Mahal, which was sold in March 2017. Revenue in the third quarter of 2017 includes revenue earned from our online social gaming site. Tropicana shares in the excess of revenue over expenses with the operator of the site, which became operational in 2015. No revenue was earned by Tropicana from the operation of the site prior to the third quarter of 2017.

Operating Income
In the East region, Tropicana AC reported operating income for the three months ended September 30, 2017 of $60.7 million, a $40.5 million increase over the operating income in the three months ended September 30, 2016. Operating income in the third quarter of 2017 includes the benefit of the Tropicana AC real estate tax settlement, net of professional fees, totaling $35.3 million. Excluding the impact of that settlement, the increase in operating income over the third quarter of 2016 resulted from the higher gaming and non-gaming revenues, partially offset by increases in volume-related costs such as gaming taxes, payroll and promotional costs. The operating income margin for the three months ended September 30, 2017, excluding the real estate tax settlement, improved to 21.9%, as compared to 19.4% for the three months ended September 30, 2016.
In the Central region, the operating income for the three months ended September 30, 2017 was $12.5 million, a $2.1 million increase over the three months ended September 30, 2016. The increase in revenues in the Central region in the third quarter, as previously discussed, were partially offset by higher operating expenses, primarily gaming taxes, at Lumière Place, combined with an increase in depreciation expense in the region of $0.8 million.
In the West region, the operating income for the three months ended September 30, 2017 was $5.6 million, a slight increase compared to the three months ended September 30, 2016. The increase is mainly attributable to the improvement in revenues, as previously discussed, combined with a decrease in operating costs, but partially offset by a $0.6 million increase in depreciation expense in the region during the quarter.
In the South region, operating income for the three months ended September 30, 2017 was $0.4 million, a decrease of $0.3 million from the operating income for the three months ended September 30, 2016. This decrease was attributable to the lower revenues during the quarter, as previously discussed, partially offset by lower operating expenses during the third quarter of 2017 as compared to the same period of 2016.
The Corporate and other operating loss, which includes the results of all other subsidiaries of the Company, was $5.1 million for the three months ended September 30, 2017, reflecting a larger loss than during the three months ended September 30, 2016 primarily due to the recognition of $1.3 million of revenue during the third quarter of 2016 related to the TEI Management Services LLC agreement to manage the Taj Mahal, together with increased depreciation expense and approximately $0.5 million of costs associated with the joint tender offer which was completed in August 2017.
Interest Expense
Interest expense for the three months ended September 30, 2017 and 2016 was $3.2 million and $3.1 million, respectively. The interest expense on our Term Loan Facility accrues at a floating rate, which was 4.2% per annum as of September 30, 2017. Cash paid for interest, net of interest capitalized, was $2.9 million for each of the three months ended September 30, 2017 and 2016. Interest expense also includes $0.2 million and $0.3 million of amortization of debt issuance costs and discounts for the three months ended September 30, 2017 and September 30, 2016, respectively.
Income Taxes
Income tax expense was $25.3 million and $13.4 million, for the three months ended September 30, 2017 and 2016, respectively, and our effective income tax rate was 36.2% and 39.4% for the same periods, respectively. The difference between the federal statutory rate of 35% and the effective tax rate for the three months ended September 30, 2017 and 2016 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Nine months ended September 30,
	2017	2016
Net revenues:
East	$298,580	$260,712
Central	225,745	221,359
West	85,612	84,976
South	74,061	74,335
Corporate and other	1,290	2,333
Total net revenues	$685,288	$643,715
Operating income (loss):
East	$81,785	$19,630
Central	41,841	37,933
West	11,357	12,016
South	7,205	6,297
Corporate and other	(14,188)	(11,364)
Total operating income	$128,000	$64,512
Operating income margin(a):
East	27.4%	7.5%
Central	18.5%	17.1%
West	13.3%	14.1%
South	9.7%	8.5%
Total operating income margin	18.7%	10.0%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Nine months ended September 30,
	2017	2016
Revenues:
Casino	$543,228	$504,026
Room	105,995	100,292
Food and beverage	83,450	82,358
Other	23,416	22,953
Management fee from related party	1,250	2,333
Gross revenues	757,339	711,962
Less promotional allowances	(72,051)	(68,247)
Net revenues	$685,288	$643,715
Net Revenues
In the East region, net revenues were $298.6 million for the nine months ended September 30, 2017, an increase of $37.9 million, or 14.5%, when compared to the nine months ended September 30, 2016. Based on published market data, the Atlantic City market experienced year-over-year growth in gross casino win (including internet gaming win) of 2.3% in the nine months ended September 30, 2017. At Tropicana AC, total gross casino win increased 18.8% during the nine months ended September 30, 2017 over the same period of 2016. The increase at Tropicana AC was driven by an 18.2% increase in slot volume. In addition, although the year to date table hold declined to 15.9% in the first nine months of 2017 compared to 16.7% in the same period of 2016, table games drop increased 15.0% during the period, resulting in an increase in table games revenue of 9.4% for the year to date period ended September 30, 2017 compared to the same period of 2016. This positive trend was due, in part, to marketing efforts directed towards attracting customers who formerly visited the Taj Mahal casino. Increases in customer volume at the Tropicana AC are also attributable to renovation projects completed in the first half of 2017, which included the opening of two new restaurants as well as the renovation and relocation of the coffee shop and buffet, in addition to major renovation projects completed at the property in 2016 and 2015, which included hotel room renovations, a new high-end slot area on the casino floor, a new TropAdvantage club promotional area and other improvements, as well as the acquisition of The Chelsea hotel in the third quarter of 2017. The average daily room rate was $91 and $93 for the nine months ended September 30, 2017 and 2016, respectively. The occupancy rate increased to 87% for the nine months ended September 30, 2017 compared to 82% for the nine months ended September 30, 2016. The decrease in the average daily rate from the prior year was primarily due to a change in the mix of occupied rooms, with an increase in promotional rooms occupied, which are typically recorded at a lower rate than transient business, as a result of marketing to the former Taj Mahal customers.
In the Central region, net revenues were $225.7 million for the nine months ended September 30, 2017, a 2.0% increase over net revenues of $221.4 million for the nine months ended September 30, 2016. Slot volumes for the nine months ending September 30, 2017 increased 7.4% over the same period of 2016, including a 14.3% increase at Lumière Place, while table game volumes increased 1.7% in the comparable periods in the Central region. The increase in slot volumes resulted in a 7.8% increase in slot revenues for the nine months ended September 30, 2017 over the same period of 2016. However, a decrease in the table hold, to 20.7% in 2017 from 21.8% in 2016, resulted in a 3.2% decline in table revenue for the period. The occupancy rate in the Central region for the nine months ended September 30, 2017 and 2016 was 81% and 80%, respectively, while the average daily room rate in the region was $138 and $140 in the nine months ended September 30, 2017 and 2016, respectively.
In the West region, net revenues were $85.6 million for the nine months ended September 30, 2017, an increase of $0.6 million, compared to the nine months ended September 30, 2016. Business volumes at MontBleu were negatively impacted by severe winter weather in the Lake Tahoe area in the early part of 2017. As a result, slot volumes in the West region in the first nine months of 2017 reflect a 1.2% decrease from the same period of 2016, while table volumes in the region reflect a 0.7% decrease in the period. In addition, the table hold percentage in the first nine months of 2017 was 18.6%, a decrease from the hold of 21.3% in the comparable prior year period. Total gaming revenues in the West region for the first nine months of 2017 were 1.2%, or $0.8 million, lower than the comparable period of 2016. However, increased hotel occupancy in the region during the nine months ended September 30, 2017 was reflected in the 4.3% increase in hotel revenues over the prior year. Additionally, promotional allowances at MontBleu decreased $1.0 million in the first nine months of 2017 compared to the same period of 2016, primarily due to a decrease in promotional rooms for casino customers, while cash room revenues at the property increased. The average daily room rate for the West region was $56 and $55 for the nine months ended September 30, 2017 and 2016, respectively. The occupancy rate for the nine months ended September 30, 2017 and 2016 at our properties in the West region was 62% and 60%, respectively.
In the South region, net revenues were $74.1 million for the nine months ended September 30, 2017, a $0.3 million decrease from the nine months ended September 30, 2016. Slot volumes in the region decreased 1.4% in the first nine months of 2017 from the same period of 2016, while table volumes declined 3.5% during the period. The decreases in volumes were primarily evident at Tropicana Greenville, caused primarily by increased competitive pressures in the market, offset partially by increased volumes at Tropicana Aruba. At Tropicana Aruba, volumes at the property were impacted by the completion of a room renovation in late 2016, which has contributed to higher transient business at the property and a resulting increase in casino volumes. Non-gaming revenues at Tropicana Aruba increased, driven in part by timeshare sales of $2.5 million for the first nine months of 2017 compared to $2.3 million in the comparable 2016 period, as well as higher hotel and food revenues as a result of the increased transient business. The hotel occupancy rate at our properties in the South region was 70% and 78% for the nine months ended September 30, 2017 and 2016, respectively, while the average daily room rate for the South was $90 and $76 for the nine months ended September 30, 2017 and 2016, respectively. The increase in the average room rate was primarily due to a shift in the mix of occupied rooms in 2017 at the Belle of Baton Rouge, from primarily promotional rooms, which are recorded at a lower average rate, to more transient and convention business.
Net revenues for Tropicana Entertainment Corporate and other division of $1.3 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively, primarily represents the management fee earned as a result of our management of the Taj Mahal, which was sold in March 2017.
Operating Income
In the East region, operating income for the nine months ended September 30, 2017 was $81.8 million, which includes the benefit of the Tropicana AC real estate tax settlement, net of professional fees, totaling $35.3 million, which was recorded in the third quarter, as compared to operating income of $19.6 million for the first nine months of 2016. The increase in operating income excluding the tax settlement was due primarily to the higher revenues, as previously discussed. In addition, although volume-driven operating costs such as payroll, gaming taxes and promotional expenses increased with the higher casino volumes, and depreciation expense in the first nine months of 2017 increased $3.2 million over the same period of the prior year, these increases were partially offset by a $5.5 million reduction in expense associated with the reserve for CRDA deposits as a result of the donation of funds to the CRDA in the second quarter of 2016.
In the Central region, the operating income for the nine months ended September 30, 2017 was $41.8 million, a $3.9 million improvement over the nine months ended September 30, 2016, primarily driven by the increase in revenues, as previously discussed. Operating income for the nine months ended September 30, 2017 include the $1.3 million gain on insurance proceeds in the first quarter of the year.
In the West region, the operating income for the nine months ended September 30, 2017 was $11.4 million, a $0.7 million decrease compared to the nine months ended September 30, 2016, primarily due to a $1.7 million increase in depreciation expense in the region in the first nine months of 2017 compared to the same period of 2016, which offset the improvement in net revenues during the period.
In the South region, operating income for the nine months ended September 30, 2017 was $7.2 million, a $0.9 million increase compared to the nine months ended September 30, 2016. Although net revenues in the region reflected a decrease during the period, as previously discussed, operating expenses also reflected reductions, primarily in payroll costs and gaming taxes. In addition, in 2016 Tropicana Aruba recorded a bad debt reserve of $0.7 million for furniture that was ordered but never delivered.
The Corporate and other operating loss, which includes the results of all other subsidiaries of the Company, was $14.2 million for the nine months ended September 30, 2017, compared to an operating loss of $11.4 million for the nine months ended September 30, 2016. The higher loss was due to lower management fee income related to the TEI Management Services LLC agreement to manage the Taj Mahal, together with increased depreciation expense and the increased costs associated with the Company's long term incentive plan.
Interest Expense
Interest expense for the nine months ended September 30, 2017 and 2016 was $9.2 million and $9.6 million, respectively. The interest expense for the nine months ended September 30, 2017 decreased compared to the prior year period primarily due to interest capitalized in 2017 related to ongoing construction projects. Interest on our Term Loan Facility accrues at a floating rate, which was 4.2% per annum as of September 30, 2017, compared to 4.0% as of September 30, 2016. Cash paid for interest, net of interest capitalized, was $9.3 million and $8.9 million for the nine months ended September 30, 2017 and 2016, respectively, reflecting an increase primarily due to the increased interest rate in 2017. Interest expense also includes approximately $0.8 million of amortization of debt issuance costs and discounts for each of the nine months ended September 30, 2017 and 2016, respectively.
Income Taxes
Income tax expense was $49.6 million and $23.2 million for the nine months ended September 30, 2017 and 2016, respectively, and the Company's effective income tax rates were 37.2% and 39.7%, respectively. The difference between the federal statutory rate of 35% and the effective tax rates for the nine months ended September 30, 2017 and September 30, 2016 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), and other permanent differences.
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
Our material cash requirements for our existing properties for 2017 include (i) mandatory principal and interest payments related to our Term Loan Facility of $2.3 million and $10.4 million, respectively, (ii) maintenance capital expenditures expected to be approximately $53 million, (iii) growth capital expenditures expected to be approximately $37 million, (iv) expenditures related to the Company's $50 million commitment to develop a landside gaming facility at Tropicana Evansville, estimated to be approximately $45 million in 2017, and (iv) minimum lease payments under our operating leases of approximately $8.7 million. Except for the commitment to spend $50 million of capital renovation at Tropicana Evansville, required by the Sixth Amendment, the majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.
The following table summarizes our cash flows (in thousands):

	Nine months ended September 30,
	2017	2016
Cash Flow Information:
Net cash provided by operating activities	$135,731	$106,856
Net cash used in investing activities	(89,420)	(50,374)
Net cash used in financing activities	(163,259)	(306)
Net (decrease) increase in cash and cash equivalents	$(116,948)	$56,176
During the nine months ended September 30, 2017, our operating activities provided $135.7 million in cash. Cash paid for interest, net of interest capitalized, was $9.3 million and $8.9 million for the nine months ended September 30, 2017 and 2016, respectively. Cash paid for interest was higher in 2017 over 2016 primarily due to higher interest rate in the current year. Net cash provided by operating activities for the nine months ended September 30, 2017 improved over the prior year period primarily due to the improvement in operating income during the period, combined with the receipt of the $15 million termination fee as a result of the sale of the Taj Mahal to a third party and concurrent termination of the Management Agreement.
During the nine months ended September 30, 2017, our investing activities used $89.4 million in cash. Net cash used in investing activities during the nine months ended September 30, 2017 primarily consisted of $91.5 million for capital expenditures and $8.1 million for the acquisition of the Taj Mahal's customer database and other intellectual property, partially offset by insurance proceeds of $1.3 million and Approved CRDA Project Funds received of $7.8 million. Net cash used in investing activities during the nine months ended September 30, 2016 consisted primarily of $49.1 million for capital expenditures, partially offset by $3.0 million of Approved CRDA Project Fund reimbursements received and proceeds from the cancellation of the Ruby Seven preferred stock. Capital expenditures are expenditures necessary to keep our existing properties at their current levels, typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age, or expenditures for the growth of our business, such as the construction of the landbased gaming facility at Tropicana Evansville.
During the nine months ended September 30, 2017, our financing activities used $163.3 million in cash, consisting of principal payments on the Term Loan Facility, including the optional principal prepayment of $125 million on September 29, 2017, together with $36.0 million for the repurchase of stock in connection with the tender offer that was completed in August 2017. Net cash used by financing activities for the nine months ended September 30, 2016 primarily consisted of principal payments on the Term Loan Facility of $2.3 million, combined with the buy back of the Company's common stock under the Stock Repurchase Program of $5.6 million, offset by proceeds of $7.6 million previously classified as restricted cash for certain bankruptcy-related professional fee liabilities.
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

The Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The interest rate increases by 2.00% following certain defaults. As of September 30, 2017, the interest rate on the Term Loan Facility was 4.2%.

At our election and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.

The Term Loan Facility may be prepaid at our option at any time without penalty (other than customary LIBO Rate breakage fees). On September 29, 2017, the Company made an optional prepayment of $125 million on the Term Loan Facility. Under the terms of the Term Loan Facility, the optional prepayment is applied first to the next four quarterly mandatory principal payments, and second, to reduce on a pro-rata basis, the remaining scheduled principal payments. As a result of the optional prepayment on September 29, 2017, the Company wrote off a portion of the debt issuance costs and discount, totaling $1.1 million.

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

Our interest expense for the nine months ended September 30, 2017 and 2016 was $9.2 million and $9.6 million, respectively, which includes $0.8 million of amortization of the related debt discounts and debt issuance costs for each of the nine months ended September 30, 2017 and 2016.

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

Other than the shares repurchased under the tender offer, as further described below, there were no repurchases of our stock under the Stock Repurchase Program during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we repurchased 330,724 shares of our stock under the Stock Repurchase Program. The repurchased shares were subsequently retired.
Tender Offer
On June 23, 2017, the Company and Icahn Enterprises Holdings L.P., a Delaware limited partnership ("Icahn Enterprises") commenced a tender offer to purchase severally, and not jointly, up to 5,580,000 shares of common stock in the aggregate, at a price not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto or hereto, collectively constituted the "Offer"). The Offer was completed on August 9, 2017. The Offer was made severally, and not jointly, by the Company and Icahn Enterprises and upon the terms and subject to the conditions of the Offer, first, the Company severally, and not jointly, purchased 800,000 of the shares properly tendered, and second, Icahn Enterprises severally, and not jointly, purchased the remaining shares properly tendered, totaling 2,121,712 shares. The shares purchased by the Company in this Offer were purchased under the Company's Stock Repurchase Program. All shares purchased by the Company and Icahn Enterprises were purchased at the maximum offer price per share of $45. As a result of the completion of the Offer, as of September 30, 2017, Mr. Icahn indirectly controlled approximately 83.85% of the voting power of the Company’s Common Stock.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the nine months ended September 30, 2017 compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Term Loan Facility that bears interest based on floating rates. Based on our outstanding borrowings as of September 30, 2017, assuming a 1 (one) percentage point increase in the interest rate, which was approximately 4.2% as of September 30, 2017, our annual interest cost would increase by approximately $1.6 million.
ITEM 4.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of September 30, 2017. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016 includes a discussion of our risk factors. Except for the risk factor noted below, there have been no other material changes to our risk factors during the nine months ended September 30, 2017 as compared to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Our recently completed combined tender offer to purchase shares of our common stock with Icahn Enterprises Holdings L.P., our controlling stockholder, presents potential risks and disadvantages to us and our continuing stockholders.
On July 31, 2015, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock. On February 22, 2017, our Board of Directors authorized the repurchase of an additional $50 million of our outstanding common stock, for the repurchase of an aggregate amount of up to $100 million of our outstanding common stock. On August 9, 2017, the Company and Icahn Enterprises completed a combined tender offer to purchase severally, and not jointly, up to 5,580,000 shares of common stock in the aggregate, at a price not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the "Offer").  Upon successful completion of the Offer, the Company purchased 800,000 of the shares properly tendered. The shares purchased by the Company in the Offer were purchased under the Company's Stock Repurchase Program.  All shares purchased by the Company and Icahn Enterprises were purchased at the maximum offer price per share of $45.
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

  As a result of the successful completion of the Offer, Icahn Enterprises beneficially owns 83.85% of our common stock. Mr. Carl C. Icahn, through Icahn Enterprises, currently exerts significant influence over us. Mr. Icahn’s interests may conflict with the interests of our other continuing stockholders. In addition, as a result of Icahn Enterprises owning in excess of 80% of the outstanding shares of the Company's common stock, the Company is a member of the consolidated group of a corporate subsidiary of Icahn Enterprises for U.S. federal income tax purposes, and the Company's net operating losses, if any, and other tax attributes may be available to offset the income tax liability of such consolidated group, subject to the terms and conditions of the tax allocation agreement entered into by the Company and Icahn Enterprises as of September 16, 2017.

ITEM 2. PURCHASE OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended September 30, 2017:

Period	Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
July 1, 2017 through July 31, 2017	—	—	—	$57,169
August 1, 2017 through August 31, 2017	2,921,712	$45.00	2,921,712	$21,169	(2)
September 1, 2017 through September 30, 2017	—	—	—	$21,169

(1)
The table above reflects purchases pursuant to the Tender Offer, described below, during the three months ended September 30, 2017 of our common stock by the Company and Icahn Enterprises, which may be deemed to be an "affiliated purchaser" as such term is defined in Rule 10b-18(a)(3) under the Exchange Act. The Company purchased 800,000 of the shares and Icahn Enterprises purchased 2,121,712 shares. All shares purchased by the Company and Icahn Enterprises were purchased at the maximum offer price per share of $45.

(2)
The shares purchased by the Company were purchased under the Company's Stock Repurchase Program. The shares that may yet be purchased under the Company's Stock Repurchase Program are calculated based on the 800,000 shares purchased by the Company but do not include the shares purchased by Icahn Enterprises.

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
Tender Offer
On June 23, 2017, the Company and Icahn Enterprises Holdings L.P., a Delaware limited partnership ("Icahn Enterprises") commenced a tender offer to purchase severally, and not jointly, up to 5,580,000 shares of common stock in the aggregate, at a price not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto or hereto, collectively constituted the "Offer"). The Offer was completed on August 9, 2017. The Offer was made severally, and not jointly, by the Company and Icahn Enterprises and upon the terms and subject to the conditions of the Offer, first, the Company severally, and not jointly, purchased 800,000 of the shares properly tendered, and second, Icahn Enterprises severally, and not jointly, purchased the remaining shares properly tendered, totaling 2,121,712 shares. The shares purchased by the Company in this Offer were purchased under the Company's Stock Repurchase Program. All shares purchased by the Company and Icahn Enterprises were purchased at the maximum offer price per share of $45. As a result of the completion of the Offer, as of September 30, 2017, Mr. Icahn indirectly controlled approximately 83.85% of the voting power of the Company’s Common Stock.

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

4.2	Form of Stock Purchase Warrant issued to general unsecured creditors of the Predecessors. (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)

4.3	Form of Stock Purchase Warrant issued to lenders under the Exit Facility. (Incorporated by reference to exhibit 4.1 of the Company's Current Report on Form 8-K dated March 11, 2010)

10.1	Tender Offer Agreement by and between Icahn Enterprises Holdings and the Company, dated June 23, 2017 (Incorporated by reference to the Schedule TO-I dated June 23, 2017)

31.1*	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.IN*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition

*	Filed herewith

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

TROPICANA ENTERTAINMENT INC.

Date:	November 1, 2017	By:	/s/ THERESA GLEBOCKI
		Name:	Theresa Glebocki
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)