Form 10-K
period 2017-12-31
Tropicana Entertainment Inc.
filed 2018-02-28
CIK 1476246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2017
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
8345 W. Sunset Road, Suite 300, Las Vegas, Nevada 89113 (Address of principal executive offices, Zip Code)
Registrant's telephone number, including area code: 702-589-3900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $288.5 million based on the closing sales price of $42.60 per share of such stock on the OTCQB Market on June 30, 2017. As of February 27, 2018, there were 23,834,512 shares of the Registrant's common stock, $0.01 par value per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our expectations, hopes or intentions regarding the future, including but not limited to statements regarding our operating or other strategic plans, including our competition (including online gaming), financing, revenues, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our Term Loan Facility (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects over the next twelve months; our required capital expenditures pursuant to agreements we are party to, such as the recently completed landside construction project at Tropicana Evansville, and our anticipated capital expenditures; estimated asset and liability values; risk of counterparty nonperformance; our legal strategies and the potential effect of pending legal claims on our business and financial condition; the effects of our recently completed tender offer and the partial pre-payment of our Term Loan Facility; and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. In some situations, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of this report, as well as the risks and uncertainties discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

PART I
ITEM 1.    BUSINESS.
Unless the context indicates otherwise, or unless specifically stated otherwise, references to the "Company," "TEI," "we," "our" and "us" refer to Tropicana Entertainment Inc. and its subsidiaries.
Introduction
We are an owner and operator of regional casino and entertainment properties located in the United States and one hotel, timeshare and casino resort property located on the island of Aruba. We also provided management services to the Taj Mahal Casino Hotel property in Atlantic City ("Taj Mahal") through its sale in March 2017 and provide services to the closed Plaza Hotel in Atlantic City pursuant to related party agreements with affiliates of Icahn Enterprises L.P. ("Icahn Enterprises"), our majority shareholder. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market.
The following chart summarizes certain features of our properties as of December 31, 2017:

Name	Location	Casino Square Footage	Slot Machines (a)	Table Games (b)	Hotel Rooms
East
Tropicana AC	Atlantic City, NJ	124,800	2,383	112	2,346
Central
Tropicana Evansville	Evansville, IN	45,400	1,138	33	338
Lumière Place	St. Louis, MO	75,000	1,553	50	494
West
Tropicana Laughlin	Laughlin, NV	53,700	945	18	1,487
MontBleu	South Lake Tahoe, NV	45,000	477	28	438
South
Belle of Baton Rouge	Baton Rouge, LA	28,500	773	14	288
Trop Greenville	Greenville, MS	22,800	624	10	40
Tropicana Aruba	Palm Beach, Aruba	4,000	135	6	362
		399,200	8,028	271	5,793
______________________________________________________________________________

(a)	Includes slot machines, video poker machines and other electronic gaming devices.

(b)	Includes blackjack ("21"), craps, roulette and other table games; does not include poker tables.
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
Diversity in Geography and Product Offerings.    We operate land-based gaming facilities and one dockside gaming facility in several of the largest commercial gaming markets in the United States. In addition, we currently operate a small casino at our resort property on the Caribbean island of Aruba. Because our facilities are geographically diversified, we are not subject to reliance on any single gaming market, which we believe mitigates the impact of potential market cycles. The majority of our gaming facilities offer multi-denominational, state-of-the-art slot machines as well as a full range of table games and betting minimums and limits, catering to a wide range of potential customers. We also offer internet gaming to our customers located within New Jersey. Our casino properties include hotel rooms, which both diversifies our revenue base and helps extend the average length of our patrons' stays at our facilities. We also offer timeshare intervals for sale at our Aruba property. Additionally, our customers enjoy a strong breadth of product offerings at our facilities, including restaurants, nightclubs, bars, retail stores and entertainment venues, which further diversifies our sources of revenue and offers our customers attractive non-gaming entertainment options.
The Company, through our wholly-owned subsidiary TEI Management Services LLC, also provided management services to the Taj Mahal through its sale in March 2017 and provides services to the closed Plaza Hotel in Atlantic City. In addition, the Company, through our wholly-owned subsidiary TropWorld Games LLC, operates an online social gaming website.
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
Committed Sponsorship.    Icahn Enterprises, the beneficial owner of approximately 83.9% of our common stock, has demonstrated a history of successfully acquiring assets and improving and enhancing such assets' operations. Its investment record is based on a long-term investment horizon that enhances business value. Our management continues to work closely with Icahn Enterprises to identify immediate and long-term strategic and operational improvements.
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
Pursue Appropriate Expansion Opportunities.    Our primary focus has been the stabilization and growth of revenues in competitive gaming markets, implementation of operational improvements, the renovation of our existing properties and development of new strategic business initiatives. We also consider expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically. For example, in 2014 we acquired Lumière Place Casino and Hotels in St. Louis Missouri ("Lumière Place"), in 2015 we launched a social gaming website, TropWorld.com, utilizing a social gaming platform developed and operated by a third party and in 2017 we acquired the property formerly known as The Chelsea Hotel in Atlantic City, which is located adjacent to Tropicana AC.
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

East
Tropicana AC
Tropicana Casino and Resort, Atlantic City ("Tropicana AC") is situated on approximately 15 acres with approximately 660 feet of ocean frontage in Atlantic City, New Jersey. The Atlantic City market generated gaming revenues of approximately $2.7 billion in 2017. Located within driving distance from the densely populated New York-to-Washington D.C. corridor, the Atlantic City market typically attracts day-trip and overnight customers from within a 300-mile radius. Tropicana AC is one of the larger properties in Atlantic City featuring 2,346 hotel rooms in four hotel towers and the adjacent Chelsea Hotel, which was acquired in 2017, and approximately 124,800 square feet of gaming space. In addition to the hotel rooms and gaming facilities, the property features The Quarter, a Havana-themed, Las Vegas-style, approximately 200,000 square-foot indoor entertainment and retail center, hosting several restaurants, nightclubs, shops and an IMAX theatre. Other amenities include a 2,000-seat showroom, an up-scale Disco themed nightclub, a full service spa and salon, a health club and indoor pool, a beach and pool bar and approximately 99,000 square feet of meeting and convention space. In 2017, Tropicana AC completed construction of three new Jose Garces-themed restaurants, which opened in early 2017, at an aggregate cost of approximately $8 million. Also in 2017, Tropicana AC commenced renovation of the South Tower guestrooms, in addition to acquiring the property formerly known as The Chelsea Hotel ("The Chelsea") which is located adjacent to the Tropicana AC facility. The Company is currently renovating the guest rooms and other facilities in The Chelsea, including construction of a skywalk bridge that will connect it with Tropicana AC, with construction expected to be completed in early 2018. In 2016, Tropicana AC completed an approximate $20 million improvement project, which included the renovation of hotel rooms in the Havana Tower, a new high-end slot area on the casino floor, a new hair salon, a convenience store and a promotional area for our Trop Advantage players' club. In 2015, we completed an approximate $35 million renovation project, which included remodeling the North hotel tower guest rooms, renovation of the casino, restaurant renovations, a new health club operated by a third party operator, new retail outlets and exterior renovations including painting and new lighting. The 2015 renovations also included a multimedia light and sound show on the boardwalk. Since November 2013, Tropicana AC has been operating continuous, 24-hour Internet gaming on its online gaming site, www.TropicanaCasino.com. Tropicana Atlantic City Online showcases a variety of slot game options and classic casino table games. Players have the opportunity to participate in community jackpots and to be rewarded with both on-property and online incentives and have the chance to participate in a variety of promotions. All participants must be 21 or older and physically located in New Jersey to play.
Central
Tropicana Evansville
Tropicana Evansville ("Tropicana Evansville") is a large casino hotel and entertainment complex, and a popular attraction in Evansville, the third largest city in the state of Indiana. The property serves customers in the tri-state region of southern Indiana, southeastern Illinois and western Kentucky and is the only full service casino within an 85-mile radius. Approximately 57% of Tropicana Evansville's revenues come from customers within a 50-mile radius. The property's casino operations, which were previously located dockside on the three-deck "City of Evansville" riverboat, were relocated to the landside gaming facility in October 2017 upon completion of the construction of the new facility. The new landside facility, which is located across the street from the original riverboat casino, is anchored on each end by Tropicana's two hotels and encompasses approximately 79,000 square feet of enclosed space, including approximately 45,000 square feet of casino floor, two new food and beverage outlets, an entertainment lounge and back of house space, and was built at a total cost of approximately $50 million.
Tropicana Evansville has two distinctive hotels: the Tropicana Evansville Hotel, a 243-room hotel which offers guests a restaurant, conference rooms and banquet facilities; and Le Merigot Hotel, a luxurious 95-room boutique hotel.
A 44,000-square-foot pavilion connected to each hotel via pedestrian bridges features a fine dining restaurant and a gift shop. Prior to the relocation of the casino to the landside operation in October 2017, the pavilion also had a coffee shop, two casual dining restaurants, an entertainment lounge and a players' club.
The District at Tropicana Evansville, a $33 million entertainment complex that opened in late 2006, currently includes a restaurant, the Le Merigot Hotel and banquet/event space, along with an additional parking lot for our Le Merigot Hotel guests. Tropicana Evansville also has a seven-story parking garage as well as surface parking.

Lumière Place Casino
Lumière Place is located on approximately 20 acres, located in historic downtown St. Louis, Missouri near business and entertainment districts and overlooks the Mississippi River. Its location provides significant foot traffic from nearby venues, including The Dome at America's Center, a multi-purpose stadium and convention center, which are connected to Lumière Place via a pedestrian tunnel, the Gateway Arch and Busch Stadium. In addition to the casino, the Lumière Place complex includes the 294 all-suites HoteLumière, the 200-room luxury Four Seasons Hotel St. Louis, 3 full service restaurants, retail shops, indoor pool and fitness center, full service spa and 28,000 square feet of meeting and convention space. The suites in HoteLumière were completely renovated in a project which commenced in July 2016 and was completed in early 2017, at a cost of approximately $15 million.
West
Tropicana Laughlin
Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") is located on an approximately 31-acre site on Casino Drive, Laughlin, Nevada's principal thoroughfare. In addition, we own approximately 57 acres of undeveloped real estate immediately adjacent to Tropicana Laughlin. The property attracts customers who drive in from southern California and Arizona. Tropicana Laughlin primarily targets customers in this market who are seeking great value, a breadth of amenities and friendly service in their gaming, lodging, dining and entertainment experiences. Non-gaming amenities include 1,487 hotel rooms, a heated outdoor swimming pool, seven restaurants, three full service bars, an entertainment lounge with live music, a premium lounge for high-end players, an 800-seat multi-purpose showroom and concert hall, meeting and convention space, retail stores, an arcade and a covered parking structure. In 2017, we completed a renovation of 496 hotel rooms at Tropicana Laughlin, at a total cost of approximately $4.7 million.
MontBleu
MontBleu Casino Resort & Spa ("MontBleu") is situated on approximately 21 acres in South Lake Tahoe, Nevada surrounded by the Sierra Nevada Mountains. The property attracts both drive-in and destination patrons, primarily from the northern California and northern Nevada markets. The area also attracts people seeking outdoor recreational activities. In addition to the casino, the property offers guests 438 hotel rooms, a choice of three restaurants and various non-gaming amenities, including retail shops, two nightclubs, a 1,300-seat showroom, approximately 14,000 square feet of meeting and convention space, a parking garage, a full service health spa and workout area, an indoor heated lagoon-style pool with whirlpool and a 110-seat wedding chapel. An approximately $25 million property renovation project was completed in December 2015, which included remodeling of the guest rooms and most of the public areas of the property including the casino, lobby, theater, convention center, sports bar and sports book and exterior of the building.
South
Trop Greenville
Trop Casino Greenville ("Trop Greenville"), located in Greenville, Mississippi is a landside gaming facility with slot machines and table games in a 22,800 square foot casino, two restaurants, a bar and 734 onsite parking spaces. The property also leases and operates the Greenville Inn & Suites, a 40-room hotel, containing 22 standard rooms and 18 suites, located less than a mile from the casino, and offers free shuttle service to and from Trop Greenville. In 2017, a renovation project, which included renovation of hotel rooms as well as construction of a non-smoking slot room and a gift shop, was completed at a cost of approximately $1.4 million.
Trop Greenville, along with another land-based casino, are currently the only gaming facilities in the Greenville market. The property draws customers primarily from the local market and to some extent from the Little Rock, Vicksburg and Tunica markets.
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
Tropicana Aruba
Tropicana Aruba Resort & Casino ("Tropicana Aruba") is a hotel, timeshare and casino resort in Aruba, that consists of 362 timeshare and rental units, and also includes a 4,000-square-foot casino that was renovated in late 2014, two pools, a fitness center and a beach tennis facility located on approximately 14 acres near Eagle Beach. In 2016 the Company completed a $5 million renovation project, consisting of 74 fully remodeled rooms that are used as timeshare units, including a model room, a sales center and a new access road to the property improving our guest arrival process. In 2017, an additional 16 rooms were renovated in a project that included exterior building refreshes. The Company plans to renovate an additional 98 rooms in 2018 at an estimated cost of $9 million. The newly renovated rooms are also utilized as hotel rooms when not occupied as a timeshare interval. The Company began selling timeshare intervals at the property in late 2015.
Our Equity Owners
As of December 31, 2017, Icahn Enterprises was the beneficial owner of approximately 83.9% of the Company's Common Stock. Icahn Enterprises is a diversified holding company that owns subsidiaries engaged in a variety of businesses including investment management, automotive, gaming, metals, real estate, home fashion, railcar, energy and food packaging. Icahn Enterprises is publicly listed on the NASDAQ Global Select Market (ticker: "IEP"). Carl C. Icahn, who is the chairman of our board of directors, is also the chairman of the board of directors of the general partner of Icahn Enterprises.
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
Competition
We own land-based and riverboat casino facilities in six states and one casino resort located on the island of Aruba. We compete with numerous casinos and casino hotels of varying quality and size in the markets in which our properties are located and with other forms of legalized gaming, including internet gaming, state-sponsored lotteries, racetracks, off-track wagering, video lottery, video poker terminals and card parlors. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. The casino entertainment business includes competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity.
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
East
Tropicana AC
The Atlantic City market primarily serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 48 million adults living within a 300-mile radius. Tropicana AC offers slot machines, table games and intrastate internet gaming and primarily competes with casino and gaming facilities located in Atlantic City and the northeast region of the country. The following is a brief summary of competition in these markets.
Atlantic City.   Between January 2014 and October 2016, five Atlantic City casino hotels closed as a result of regional competitive market pressures and other factors. As a result of these closures, the Atlantic City gaming market experienced significant revenue declines during this period. Atlantic City gaming revenues have recently stabilized and Tropicana AC has increased market share, in part, due to the closings. However, the Atlantic City operating climate remains difficult. In 2017, Hard Rock International acquired the former Taj Mahal casino in Atlantic City, which is currently being renovated for an anticipated opening as a casino hotel in the summer of 2018. In addition, the former Revel casino was recently purchased and its new owners have announced intentions to reopen the property in the summer of 2018 as a casino hotel. The reopening of these two casino hotel properties will add to the already competitive market in Atlantic City and may negatively impact Tropicana AC's market share.
Currently, casino hotels located in Atlantic City, including Tropicana AC, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, Tropicana AC and its competitors have historically incurred substantial capital expenditures and marketing expenses to compete effectively. The increased competition from neighboring jurisdictions, particularly Pennsylvania, New York, Delaware and Maryland (as discussed in more detail below), has further intensified the competition among the casino hotels currently operating in Atlantic City.
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
Pennsylvania.    Atlantic City casinos, including Tropicana AC, primarily compete against the Pennsylvania gaming facilities located in the eastern part of the state that offer slot machines, table games and a variety of non-gaming amenities. These include four Philadelphia metropolitan area casinos and three casinos located north of the Philadelphia metropolitan area. In addition, in 2014 following a competitive bidding process, a second Philadelphia Category 2 casino license was awarded to

Live! Hotel & Casino who have announced plans to construct a $400 million 200,000 square foot casino project in south Philadelphia to include 2,000 slot machines, 125 table games, a 240 room hotel and 2,500 parking spaces. Should such casino be constructed it will further impact Atlantic City gaming revenues. In addition, in 2017, the Pennsylvania legislature enacted legislation to expand various forms of gaming throughout the state including: (i) the licensing of up to ten new Category 4 casinos with up to 750 slot machines and 30 table games at each casino; (ii) the licensing of video gaming terminals ("VGT's") at truck stops in authorized locations throughout the state with up to five VGT's at each location; (iii) the authorization of internet gaming at existing casinos; (iv) the expansion of the number of slot machines and table games at Category 3 casinos and elimination of the admission fee at those casinos; (v) the authorization of gaming on mobile devices at select Pennsylvania airports; and (vi) the authorization of sports betting at licensed casinos, should sports betting become legal under federal law. The Pennsylvania Gaming Control Board has begun the process of implementing these gaming expansion efforts. Any expansion of gaming in Pennsylvania could further erode Atlantic City market share.
New York.    In New York, there are currently two large scale gaming facilities operating with video lottery terminals ("VLT") in the New York City metropolitan area, Empire City Casino at Yonkers Raceway and Resort World at Aqueduct Racetrack. In addition, current New York law authorizes seven casinos as well as two additional New York metropolitan VLT facilities to be built in coming years. Under the law, New York has approved three commercial Class III casino licenses (which entitle the operators to offer slot machines and table games). Resort World Catskills in Monticello, New York is expected to compete with Atlantic City for customers from the New York City metropolitan area and is planned to open in March 2018. The other three casinos in Schenectady, the Finger Lakes region and the Southern Tier region of New York are not expected to have a large impact on Atlantic City.
Competition from two New York VLT facilities, Resort World at Aqueduct and Empire City at Yonkers, have impacted Atlantic City casinos, and competition from the additional approved commercial casinos and VLT facilities in and around the New York City metropolitan area could further adversely impact Atlantic City casinos, including Tropicana AC.
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
Connecticut.    Connecticut features two mature resort style Native American casinos, Mohegan Sun and Foxwoods Resort and Casino. In addition, Connecticut has authorized an additional commercial casino in East Windsor, Connecticut, near Hartford, to be operated by a joint venture including the Mohegan and Mashantucket Pequot Tribes, which currently operate two large gaming facilities located in Connecticut. This proposed casino (which is encountering certain legal challenges) is intended to counter potential lost revenues expected with the opening of the MGM casino in Springfield, Massachusetts. These casinos draw customers from the New York metropolitan area and southern New England that had traditionally gambled in Atlantic City. Atlantic City casinos, including Tropicana AC, continue to market against and compete with these facilities for customers in these geographic areas.
Massachusetts. Massachusetts law allows for three resort casinos to be constructed in the central, southeastern and western parts of the state, and for one slot parlor with a maximum of 1,250 slot machines and no table games. In 2014 an MGM Resorts International proposed casino in Springfield, which is expected to open in September 2018, and a Wynn Resorts proposed casino outside of Boston, which is expected to open in June 2019, were approved and are currently under development. Plans for a third resort casino in southeastern Massachusetts continue to face numerous legal challenges. Penn National Gaming operates a slot parlor in southeastern Massachusetts which opened in June 2015. These facilities will increase northeast gambling competition which had traditionally been monopolized by Atlantic City casinos.
Central
Tropicana Evansville
As the only full service casino within an 85-mile radius of Evansville, Indiana, we believe Tropicana Evansville enjoys a prime location. Its nearest direct competitor, French Lick Casino, is located 85 miles to the northeast. Other casino competitors include: Horseshoe Southern Indiana located 115 miles east; Harrah's Metropolis, Illinois, located 140 miles southwest; and

four casinos in the St. Louis, Missouri area located approximately 165 miles northwest. Indiana casino competitors include Indiana Grand Racing Casino, located 205 miles northeast; and Hoosier Park located 225 miles northeast. Illinois also allows VLTs in taverns and convenience stores, which impact the overall market with just under 2,000 units within 100 miles of the property.
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
Lumière Place
Lumière Place competes with five other casinos in the St. Louis region. The state of Missouri offers favorable competitive dynamics for current operators as the number of gaming licenses in the state is limited to 13, all of which have been awarded and are currently operating. Lumière also faces competition from the growing Illinois VLT industry across the Mississippi River from the property.
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
South
Trop Greenville
Trop Greenville and Harlow's Casino are currently the only licensed gaming facilities in the Greenville, Mississippi market and primarily compete against each other. Several potential gaming sites still exist in or near Greenville, and from time to time potential competitors have proposed the development of additional casinos. To a lesser extent, the Greenville market also competes with the Vicksburg market which is 90 miles to the south and the Tunica, Mississippi market which is 115 miles to the northeast.
Belle of Baton Rouge
Belle of Baton Rouge is currently one of two licensed dockside riverboat gaming facilities operating in downtown Baton Rouge. In addition, although the L'Auberge Casino and Hotel, which is located approximately eight miles southeast of downtown Baton Rouge on approximately 575 acres, has grown the market since opening in 2012, it has had a material adverse effect on the downtown Baton Rouge riverboat casinos, including the Belle of Baton Rouge.
Belle of Baton Rouge faces competition from land-based and riverboat casinos throughout Louisiana and Mississippi, including Native American casinos. Belle of Baton Rouge also faces competition from casinos on the Mississippi Gulf Coast, which is approximately 120 miles east of Baton Rouge, as well as from New Orleans, which is approximately 75 miles from Baton Rouge and from Native American casinos located within 65 miles of Baton Rouge. In addition, slot machines in non-casino venues such as truck stops, restaurants, bars and off-track betting facilities located in Louisiana provide additional competition. In 2017, East Baton Rouge Parish passed an ordinance which bans smoking in bars and casinos located within the parish, effective June 1, 2018. Belle of Baton Rouge and two competitor gaming properties are located in the area that will be impacted by the smoking ban.
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
Reporting and Record-Keeping Requirements of Gaming Authorities
We are periodically required to submit detailed financial and operating reports and furnish any other information that gaming authorities may require. Under federal law, we are required to record and submit detailed reports of currency transactions at our casinos involving greater than $10,000, as well as any suspicious activity that may occur at such facilities. Additionally, we are required to maintain a current stock ledger that may be examined by gaming authorities at any time. In addition, gaming authorities may require that our Common Stock certificates bear a legend indicating that the securities are subject to specified gaming laws.

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
Employees
As of December 31, 2017, we had approximately 7,200 employees and had collective bargaining agreements with several unions covering approximately 2,800 of those employees, substantially all of whom are employed at Tropicana AC, Lumière Place, Belle of Baton Rouge and Tropicana Evansville.
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
Our business strategy includes the consideration of expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically. For example, in April 2014 we acquired Lumiére Place for $261.3 million in cash, which included an adjustment for working capital as of the acquisition date, in 2015 we launched a social gaming website, TropWorld.com, utilizing a social gaming platform developed and operated by a third party and in 2017 we acquired the property formerly known as The Chelsea Hotel in Atlantic City, which is located adjacent to Tropicana AC. We may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, joint venture or other strategic transaction on acceptable terms. Our identification of suitable acquisition candidates and other strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing acquisitions or other strategic opportunities, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or other strategic opportunities, or that we will realize any anticipated benefits from acquisitions or other strategic opportunities. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, we may not be effective in retaining key employees or customers of the combined businesses. We may face integration issues pertaining to the internal controls and operations functions of the acquired companies and we may not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Our failure to identify suitable acquisition or other strategic opportunities may restrict our ability to grow our business.
Intense competition exists and is growing in the gaming industry, including competition involving the implementation of internet gaming, and we may not be able to compete effectively which could negatively affect our results of operations.
The gaming industry is highly competitive for both customers and employees, including those at the management level. We face increasing intense competition with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses and could compete with any new forms of gaming that exist or may be legalized in the future, including on-line gaming. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas as well as the threat from new, emerging markets. With internet gaming, our land-based casinos will also potentially be competing in virtual markets that may not be constrained by geographical limitations.
Competition in the gaming industry in existing markets continues to intensify. For example, although no new casinos have opened in eastern Pennsylvania since 2012, the second Philadelphia Category 2 license was awarded in 2014 and in 2017 the Pennsylvania legislature approved a significant gaming expansion; six casinos currently operate in Maryland including the MGM Resorts International National Harbor Casino which opened in December 2016; two large VLT casinos are currently operating in the New York metropolitan area, and four additional commercial gaming facilities are either open or under construction and expected to open soon, including two new VLT facilities planned for the eastern parts of New York in the coming years. Two casinos are currently under development in Massachusetts. In addition, the New Jersey legislature continues to consider gaming expansion outside of Atlantic City notwithstanding voter disapproval of a referendum in November 2016 to authorize two casinos in the northern part of the state.
This expansion of existing casino entertainment properties, the increase in the number of gaming opportunities, the potential emergence of legal internet gaming outside of New Jersey, including in Pennsylvania, and the aggressive marketing strategies of many of our competitors has also increased competition in many markets in which we compete, and we expect this intense competition to continue.
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
Our operating results can also be adversely affected by costs associated with advertising, promotions and complimentary services to patrons, the amount and timing of which may be affected by the advertising and complimentary policies and actions of our properties' competitors and our efforts to keep pace with them. If our operating revenues are insufficient to allow us to match the promotions of competitors, the number of our casino patrons may decline, which may have a material adverse effect on our financial performance. In addition, some of our competitors have significantly greater financial resources than we do and as a result we may not be able to successfully compete with them in the future.
We expect that competition from internet gaming will continue to grow and intensify.
We expect that we will face increased competition from internet gaming as the potential for legalized internet gaming continues to grow. Several states are currently considering legislation that would legalize internet gaming at the state level. As a result of the Justice Department's December 2011 opinion concerning the applicability of the Wire Act to internet gaming, certain states including Nevada, Delaware, Pennsylvania and New Jersey have enacted legislation to authorize various forms of intrastate internet gaming. Notably, in February 2013 Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow the state to enter into agreements with other states to create multi-state online poker wagering, and in November 2013 New Jersey authorized intrastate internet gaming through Atlantic City casinos. The New Jersey law provides that licensed Atlantic City casinos including Tropicana AC may offer internet gambling games subject to regulations to be adopted by the NJDGE. The law provides for a 15% tax on internet gaming gross revenues and permits New Jersey to enter into agreements with other states to engage in multi-state internet wagering pools. The law has a 10 year sunset provision. A number of New Jersey casinos including Tropicana Atlantic City participate in intrastate internet gaming. Our ability to compete in a marketplace containing multiple virtual casino platforms will depend on our ability to effectively market our internet gaming products to our customers in the face of stiff competition as well as the availability of internet gaming in jurisdictions in which we operate casinos. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of initiatives in some states to consider legislation to legalize intrastate internet wagering. There have also been proposals that would specifically legalize internet gaming under federal law.
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
Renovation projects may cause us to temporarily close all or a portion of our facilities to customers and disrupt service and room availability, causing reduced demand, occupancy and rates. For example, in 2015 and 2016 MontBleu and Lumière Place underwent major renovation projects that impacted operating results. Any future capital improvements projects may increase our expenses and reduce our cash flows and our revenues and, accordingly, may have a material adverse effect on our business, financial condition and results of operations.
Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.
We are party to numerous collective bargaining agreements with different unions. In 2016 we completed collective bargaining negotiations on extended agreements with several unions. However, we cannot assure that we will be able to negotiate new collective bargaining agreements with unions in the future, or renegotiate collective bargaining agreements with other unions currently in effect. The addition of new or changes to the existing collective bargaining agreements could cause significant increases in labor costs, which could have a material adverse effect on our businesses, financial condition and results of operations.
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
Economic recessions could cause fewer consumers to spend money or cause consumers to spend less money at our properties and could materially adversely affect our business, financial condition and results of operations.
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
In the past, we have experienced management changes in several key areas including marketing, finance and human resources. In 2016 and 2017 we also experienced senior management changes at several of our operating properties. We intend to continue to focus on strengthening our management team. However, we cannot assure that we will be successful. In addition, turnover in our management team could have a negative impact on our performance and results of operations.
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
In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations affecting businesses in general. We operate hotels, restaurants, entertainment facilities, parking garages, swimming pools, a riverboat and other facilities connected with our core gaming business. Many of these activities are subject to federal, state and local laws and regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any cessation of operations as a result of a government shutdown or similar events resulting from laws and regulations affecting businesses could materially adversely affect our business, financial condition and results of operations.
Potential changes in legislation and regulation could negatively impact our gaming operations.
From time to time, legislators and special interest groups propose legislation that would expand, restrict, or prevent gaming operations in the jurisdictions in which we operate and in neighboring jurisdictions. Further, from time to time, individual jurisdictions have considered or enacted legislation and referenda, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely affect our operations going forward. For instance, in 2017 an ordinance was passed which bans smoking in bars and casinos located in East Baton Rouge Parish, where our Belle of Baton Rouge property is located, effective June 1, 2018. Any restriction on or prohibition relating to our future gaming operations, or enactment of other adverse legislation or regulatory changes, could materially adversely affect our business, financial condition and results of operations.
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
We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which we transact business. We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our directors, employees, contractors or agents from violating or circumventing our policies and the law. If our directors, employees or agents fail to comply with applicable laws or Company policies governing our international operations, the Company may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations such as the Bank Secrecy Act (the “BSA”). The Internal Revenue Service ("IRS") and Financial Crimes Enforcement Network ("FinCEN") monitor casino compliance with casino filing of Currency Transaction Reports (“CTR”) and Suspicious Activity Report (“SAR”) and anti-money laundering (“AML”) programs and have recently stepped-up enforcement activities involving non-compliant casinos. We continue to review and enhance our internal control policies and procedures, employee training and AML compliance programs with the latest technology and best practice initiatives, and we conduct internal audits involving CTR and SAR filings and our AML compliance programs to enhance compliance and detect problems. The IRS conducts periodic examinations at each of our properties and FinCEN reviews the results of those examinations to ensure compliance. Any violation of anti-money laundering laws or regulations by any of our properties can result in regulatory fines that could have a negative effect on our results of operations.
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

In addition, certain permits, licenses, grants and approvals necessary for development, construction and operation may not be obtained. The scope of the approvals required for projects vary. Unexpected changes or concessions required by regulatory authorities could involve significant additional costs and could result in a delay in the schedule. We may not receive the necessary licenses, grants and approvals or obtain them within our anticipated time frame. For example, the Evansville land-based gaming construction project which we completed in October 2017, and the Tropicana AC capital renovation projects that were completed in 2016 and 2015 required approvals from various state agencies as well as approval of our plans by various federal, state and local regulatory agencies in order for us to proceed with construction. In addition, even if we complete any development, construction, renovation and refurbishment projects, we cannot assure you that we will achieve all of, or any of, the anticipated benefits of such projects.

Our business, financial condition and results of operations could be materially adversely affected by the occurrence of accidents, natural disasters, such as hurricanes, or other catastrophic events, including war, terrorism and other acts of violence.
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
Moreover, our riverboat in Baton Rouge faces additional risks from the movement of vessels on waterways, such as collisions with other vessels or damage from debris in the water. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could materially adversely affect our business, financial condition and results of operations.
Catastrophic events such as terrorist and war activities in the United States and elsewhere and other acts of violence such as the 2017 concert shooting in Las Vegas, Nevada have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions), and tourism. In addition, any man-made or natural disasters in or around our properties could have a materially adverse effect on our businesses, financial condition and results of operations. We cannot predict the extent to which such events may affect us, directly or indirectly, in the future. We also cannot ensure that we will be able to obtain any insurance coverage with respect to occurrences of terrorist acts or other acts of violence and any losses that could result from these acts.
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
Our properties, including our riverboat and dockside facilities, are subject to risks relating to mechanical failure, weather and regulatory compliance.
All of our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as result of casualty, forces of nature, mechanical failure, or extended or extraordinary maintenance, among other causes. In addition, our gaming operations, particularly those conducted on a riverboat or at dockside facilities, could be damaged or halted due to extreme weather conditions. Catastrophic flooding in southern Louisiana in August 2016, caused by prolonged rainfall over several days which in total exceeded nearly two feet of rain, resulted in significant residential damage impacting tens of thousands of people, and disrupted the operation of our Baton Rouge property. In October 2012 Superstorm Sandy resulted in the mandatory closure of our Tropicana Atlantic City property for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania resulted in long term business interruption that continued into 2013 and materially affected operating results. Our riverboat must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The U.S. Coast Guard requirements establish standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.
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
In recent years real property tax valuations and assessments of Atlantic City casinos have been significantly reduced as a result of various N.J. Tax Court proceedings involving casino properties. In addition, since January 2014 five Atlantic City casinos have closed and three were sold at reduced values further eroding the municipal tax base. As a result, Atlantic City has suffered an erosion of its municipal tax base, has outstanding debt in excess of $500 million and serious ongoing municipal operating budget deficits. In May 2016, New Jersey enacted the Casino Property Tax Stabilization Act (the "NJ PILOT Law") that commenced in January 2017, which exempts Atlantic City gaming properties from ad valorem property taxation and requires these gaming properties to make annual payment in lieu of tax payments ("PILOT Payments") to the City of Atlantic City, and other payments to the State of New Jersey to assist in the stabilization of Atlantic City finances. The validity of the NJ PILOT Law is currently being challenged by several lawsuits pending in the New Jersey Superior Court. In addition, in November 2016 the State of New Jersey commenced a takeover of certain Atlantic City local government operations, which gives the State the ability to direct certain financial and operational matters on behalf of the city, in an effort to stabilize and strengthen its financial situation. If the NJ Pilot Law is successfully challenged and overturned, or Atlantic City is unable to maintain fiscal stability there could be an adverse impact on the Atlantic City casino industry including our Tropicana AC property.
Changes in assumptions or investment performance related to a defined benefit pension plan that we sponsor could adversely affect our financial condition and results of operations.
In connection with the collective bargaining agreement and related settlement agreement that was executed in May 2014 between Tropicana AC and UNITE HERE Local 54, the parties agreed to establish a Variable Annuity Pension Plan ("VAPP") for certain Tropicana AC Local 54 employees. The VAPP became effective on August 8, 2017 upon receipt of a favorable determination from the Internal Revenue Service and formal adoption of the VAPP by Tropicana AC. We are responsible for making funding contributions to the VAPP and are liable for any unfunded liabilities that may exist should the plan be terminated. Our liability and resulting costs for this plan may increase or decrease based upon a number of factors, including actuarial assumptions used, the discount rate used in calculating the present value of future liabilities, and investment performance, which could materially adversely affect our financial condition and results of operations. There is no assurance that interest rates will remain constant or that our pension fund assets can earn the expected rate of return, and our actual experience may be significantly different. Our pension expenses and funding may also be greater than we currently anticipate if our assumptions regarding plan earnings and expenses turn out to be incorrect.
The impact of recently enacted U.S. tax laws is not yet clear.
Congress recently enacted legislation commonly known as "The Tax Cuts and Jobs Act (the "Act"). The Act made significant changes to U.S. federal income tax laws. Certain provisions of the Act could have an adverse effect on the financial condition of the Company, including but not limited to, international tax provisions that affect the overall tax rate applicable to income earned from non-U.S. operations, and limitations on a taxpayer's net interest expense deduction. The interpretations of many provisions of the Act are still unclear. We cannot predict when or to what extent any U.S. federal tax laws, regulations, interpretations, or rulings clarifying the Act will be issued or the impact of any such guidance on the Company.

Risks Related to Our Indebtedness
Circumstances may arise whereby the Company may become overleveraged, which could have significant negative consequences.
As of December 31, 2017, we had total indebtedness of approximately $138.0 million, which represents the outstanding balance under our Term Loan Facility. Circumstances may arise that could cause us to become overleveraged, which could have significant negative consequences, including:

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
Our indebtedness is subject to floating interest rates, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in our business. As of December 31, 2017, approximately $138.0 million of our indebtedness, which represents the face value of the outstanding balance under our Term Loan Facility, was subject to floating interest rates. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.
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
Mr. Carl C. Icahn, the chairman of our board of directors, controlled, through Icahn Enterprises, approximately 83.9% of the outstanding shares of our common stock as of December 31, 2017. Mr. Icahn is able to control or exert substantial influence over us, including the election of our directors and controlling most matters requiring board and stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financings. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of our outstanding common stock, which may decrease the value of shares held by other stockholders. Entities affiliated with Mr. Icahn hold financial interests that may be competitive to us. For example, an entity affiliated with Mr. Icahn owned and operated the Taj Mahal in 2016, which directly competed against our Tropicana Atlantic City property.
Mr. Icahn and certain of his affiliates have indicated that they do not intend to sell their respective shares pursuant to our Stock Repurchase Program and, accordingly, the percentage of our shares beneficially owned by Mr. Icahn and his affiliates has increased and may continue to increase during the Stock Repurchase Program, thus further increasing Mr. Icahn's control and influence over us.
In addition, as a result of Icahn Enterprises owning in excess of 80% of the outstanding shares of the Company's common stock, the Company is a member of the consolidated group of a corporate subsidiary of Icahn Enterprises for U.S. federal income tax purposes, and the Company's net operating losses, if any, and other tax attributes may be available to offset the income tax liability of such consolidated group, subject to the terms and conditions of the tax allocation agreement entered into by the Company and Icahn Enterprises as of September 16, 2017. See Note 12 - Related Party Transactions, Tax Allocation Agreement to the accompanying consolidated financial statements.
Upon consummation of the combined tender offer (the "Offer"), Icahn Enterprises and the Company entered into a Tender Offer Agreement. If Icahn Enterprises is not able to perform its obligations under the Tender Offer Agreement, it could have a material adverse effect on our operations.
Further, applicable pension and tax laws make each member of a "controlled group" of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group. As a result of the more than 80% ownership interest in us by Mr. Icahn's affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%.
Pursuant to the Tender Offer Agreement, Icahn Enterprises has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries as a result of being a member of the Icahn controlled group. Icahn Enterprises may not be able to fund its indemnification obligations to us, in which case we could be responsible for such liabilities. See Note 12 - Related Party Transactions, Tender Offer Agreement to the accompanying consolidated financial statements.
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
On July 31, 2015, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock. On February 22, 2017, our Board of Directors authorized the repurchase of an additional $50 million of our outstanding common stock, for the repurchase of an aggregate amount of up to $100 million of our outstanding common stock. The Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of the stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness. As of December 31, 2017, the Company has repurchased 2,477,988 shares of our common stock at a total cost of $78.8 million under this Stock Repurchase Program, including 800,000 shares that were purchased in August 2017 under the Offer, described below.
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
Repurchases of our common stock could affect our stock price and increase the volatility of our common stock. The existence of the Stock Repurchase Program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. We cannot assure you that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase shares of common stock. Repurchases of our common stock expose us and our continuing stockholders to certain risks, including:

•
the risks resulting from a reduction in the size of our “public float,” which is the number of shares of our common stock that are owned by non-affiliated stockholders and available for trading in the securities markets, which may reduce the volume of trading in our shares and could result in reduced liquidity and, potentially, lower trading prices;

•
the risk that stockholders may not be able to sell shares in the future on OTCQB or otherwise, at a net price higher than any purchase price at which we may offer to repurchase shares of our common stock; and

•
the risk that the use of a portion of our cash reserves for stock repurchases will reduce the amount of cash that would otherwise be available for other corporate purposes, including to pursue potential cash acquisitions or other strategic business opportunities.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.    PROPERTIES.
See "Item 1.—Business—Properties and Segments" for a brief description of the location and general character of each of our properties.
East
Tropicana AC is situated along the Boardwalk in Atlantic City, New Jersey, on approximately 15 acres, which we own.
Central
Tropicana Evansville is a landside casino, hotel and entertainment complex situated on approximately 20 acres along the Ohio River in Evansville, Indiana. The Company owns the landside casino along with 10 acres, and the remaining 10 acres are leased from the City of Evansville. Prior to October 2017, the casino was located on a riverboat. In January 2016, the Company and the City of Evansville entered into a sixth amendment to the lease agreement (the "Sixth Amendment"), which was approved by the Indiana Gaming Commission in February 2016, along with the Company's application to move its casino operations from its dockside gaming vessel to a landside gaming facility. Under the Sixth Amendment, in exchange for the Company's commitment to expend at least $50 million to develop a landside gaming facility (the "Tropicana Development Project"), along with a pre-payment of lease rent in the amount of $25 million (the "Rental Pre-Payments"), the City of Evansville granted the Company a $20 million redevelopment credit (the "Redevelopment Credit"). In December 2015 the Company paid the first $12.5 million Rental Pre-Payment, and the second $12.5 million Rental Pre-Payment was paid in October 2017 immediately following the opening of the Tropicana Development Project. The Rental Pre-Payments will be applied against future rent in equal monthly amounts over a period of one hundred and twenty (120) months commencing upon the opening of the Tropicana Development to the public and the Redevelopment Credit will be applied against future rent in equal monthly amounts over a period of one hundred and twenty (120) months commencing with the payment made in January 2018. The current term commenced December 1, 2015 and expires November 30, 2027 under the terms of the Sixth Amendment. Thereafter, the Company may extend the lease for a three (3) year term through November 30, 2030, followed by five (5) five-year renewal options through November 30, 2055. Under the terms of the Sixth Amendment, in the event the Company decides not to exercise its renewal option(s) and continues to conduct gaming operations in the City of Evansville, the lease may not be terminated and will continue through November 30, 2055, unless the Company and the City of Evansville enter into a replacement agreement that includes payments to the City of Evansville in the amount equal to rent payments under the lease. Under the terms of the lease, as amended by the Sixth Amendment, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent is equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million, plus 10% of the AGR in excess of $100 million.
Pursuant to the terms of the Sixth Amendment, the Company completed construction of the new landside gaming facility in October 2017. The facility encompasses approximately 79,000 square feet of enclosed space (including approximately 45,000 square feet of casino floor, two new food and beverage outlets, an entertainment lounge and back of house space). In addition, pursuant to the Sixth Amendment, the Company sold its riverboat casino to a third party and it was removed from the moorings so that the Evansville LST 325 Maritime vessel, a historic warship, can be docked in its place.
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

South
Trop Greenville is situated on approximately six acres of property along the Mississippi River levee in Greenville, Mississippi. In 2014, we expanded the gaming space and added a new restaurant and parking spaces at Trop Greenville and discontinued the dockside riverboat operation at that property. Trop Greenville owns the facility in which it conducts its operations and leases the land on which the casino and parking facilities are situated. We are required to pay an amount equal to 2% of Trop Greenville's monthly gross gaming revenues in rent, with a minimum monthly payment of $75,000. In addition, in any given year in which Trop Greenville's annual gross gaming revenues exceed $36.6 million, we are required to pay 8% of the excess amount as rent pursuant to the terms of the lease. The current lease has been extended through June 2019 with options to extend its term through 2044.

Trop Greenville also leases, from the Board of Mississippi Levee Commissioners, and operates the Greenville Inn and Suites, a 40-room hotel, located less than a mile from the casino. The original lease contains multiple options to extend the lease term, with the current lease term expiring in February 2021. The current lease term for the property calls for lease payments which increase annually based on the Consumer Price Index, subject to a minimum annual increase of 3.3%. For the current lease year ending February 28, 2018, the annual rent is less than $0.1 million.
In October 2013, Trop Greenville entered into an additional lease agreement with the City of Greenville, Mississippi, for a parcel of land adjacent to Trop Greenville upon which the Company constructed a parking lot in conjunction with its expansion of the Trop Greenville casino. The initial term of the lease expires in August 2020, and the Company has several options to extend the lease for a total term of up to twenty-five years. Initial annual rent is $0.4 million with rent adjustments in option periods based upon the Consumer Price Index.
Belle of Baton Rouge is a dockside riverboat situated on approximately 23 acres on the Mississippi River in Baton Rouge, Louisiana. We lease certain land and buildings under separate leases, with combined annual payments of $0.2 million. The current lease term for one of the leases expires in July 2023, with an option to renew for an additional 5 years. The other lease contains multiple options to renew through 2083. In addition, we lease a parking lot with annual base rent of $0.4 million, plus 0.94% of annual Adjusted Gross Revenue in excess of $45.0 million but not to exceed $80.0 million through August 2020.
Tropicana Aruba, is a hotel, timeshare and casino resort property located near Eagle Beach, Aruba on approximately 14 acres of land which are leased through July 30, 2051. Under the terms of the land lease, the required annual payments are approximately $0.1 million.
Corporate
We also lease office space for our corporate headquarters in Las Vegas, Nevada. In addition to the property described above, we own or lease certain facilities that are not material to our operations.
ITEM 3.    LEGAL PROCEEDINGS.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense and priority claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying consolidated balance sheets as of December 31, 2017 and December 31, 2016. In its objection to Wimar and CSC's motions for summary judgment, the Company disputed the administrative expense and/or priority status of certain amounts claimed and also contended that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established by the bankruptcy reorganization plan against CSC and Wimar (the "Litigation Trust Proceeding"), and be set off against any judgment against Wimar and CSC in the Litigation Trust Proceeding against them.
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

	High	Low
2017
First Quarter	$34.00	$29.05
Second Quarter	$44.25	$30.75
Third Quarter	$49.60	$42.55
Fourth Quarter	$59.00	$46.80
2016
First Quarter	$18.40	$15.00
Second Quarter	$20.65	$17.85
Third Quarter	$23.75	$17.00
Fourth Quarter	$32.00	$23.10
Holders
As of February 27, 2018, there were 3 holders of record of our common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the three months ended December 31, 2017:

Period	Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
October 1, 2017 through October 31, 2017	—	—	—	$21,169
November 1, 2017 through November 30, 2017	—	—	—	$21,169
December 1, 2017 through December 31, 2017	—	—	—	$21,169

(1) On July 31, 2015, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock with no set expiration date. On February 22, 2017, our Board of Directors authorized the repurchase of an additional $50 million of our outstanding common stock, for the repurchase of an aggregate amount of up to $100 million of our outstanding common stock. As of December 31, 2017, the Company had repurchased 2,477,988 shares of our common stock at a total cost of $78.8 million under the Stock Repurchase Program, including 800,000 shares which were purchased in August 2017 under the Company's tender offer. In all instances, the repurchased shares were subsequently retired. The Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by the Board of Directors or when all authorized repurchases are completed.
Stock Performance Graph
The graph below compares the cumulative total return on our common stock to the cumulative total return of the Dow Jones US Casino Index and the Russell 2000 Index for the period from December 31, 2012 through December 31, 2017. The performance graph assumes that $100 was invested on December 31, 2012 in each of the Company's common stock, the Dow Jones US Casino Index and the Russell 2000 Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

Total Return Performance
500
400
300
200
100
0
Index Value
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
Period Ending
Tropicana Entertainment Inc.
Dow Jones US Casino Index
Russell 2000 Index

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Tropicana Entertainment Inc.	$100.00	$130.60	$125.75	$128.73	$226.49	$422.16
Dow Jones US Casino Index	$100.00	$168.66	$133.57	$98.95	$122.89	$167.26
Russell 2000 Index	$100.00	$137.00	$141.84	$133.74	$159.78	$180.79
The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.    SELECTED FINANCIAL DATA
The selected financial data presented below has been derived from the data of the Company as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The selected financial data of the Company presented below has been derived from the audited consolidated statements of income of the Company for the years ended December 31, 2017, 2016 and 2015 for income statement data and the audited consolidated balance sheets as of December 31, 2017 and 2016 for balance sheet data, which are included elsewhere in this Annual Report on Form 10-K. The selected financial data of the Company, specifically the income statement data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013, has been derived from the audited financial statements of the Company which are not included in this Annual Report on Form 10-K. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The historical results set forth below do not indicate results expected for any future periods. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.
Selected Financial Data—Tropicana Entertainment Inc.

	Year ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Income Statement Data:
Net revenues	$898,190	$847,152	$811,477	$746,661	$557,667
Operating income (a)	137,468	76,046	76,224	71,123	42,763
Income from continuing operations (b)	49,847	43,544	37,400	252,896	21,847
Basic and Diluted Earnings Per Share:
Income from continuing operations per share	$2.05	$1.68	$1.42	$9.61	$0.83
Balance Sheet Data (as of period end):
Total assets	$1,199,482	$1,325,035	$1,312,873	$1,285,759	$1,039,317
Total debt (c)	138,000	290,250	293,250	296,250	299,250
Total shareholders' equity	917,352	903,505	902,792	865,392	614,125
_______________________________________________________________________________

(a)	During 2014, the Company sold River Palms. Accordingly, the results of operations for River Palms are presented as discontinued operations for the years ended December 31, 2014 and 2013.

(b)
During 2017, we recognized gains of $4.9 million and $0.1 million on insurance recoveries related to Lumière Place and Belle of Baton Rouge, respectively. Also in 2017, we recognized a gain of $23.4 million related to a property tax settlement at Tropicana AC. Also in 2017, we recognized approximately $38.6 million of federal income tax expense due to the enactment of the the Tax Cuts and Jobs Act which was signed into law on December 22, 2017, and resulted in a permanent reduction in the corporate federal tax rate from 35% to 21%, which required a revaluation of our deferred tax assets and liabilities.

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
During the year ended December 31, 2013 we recognized $4.9 million in losses on debt retirement.

(c)	Total debt represents the face value of outstanding debt, including current and long-term portions, without giving effect for discounts or debt issuance costs.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one hotel, timeshare and casino resort property located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of December 31, 2017, our properties collectively included approximately 399,000 square feet of gaming space with approximately 8,000 slot machines, 270 table games and 5,800 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South. Our operations by region include the following:

•	East—Tropicana AC located in Atlantic City, New Jersey;

•	Central—Tropicana Evansville located in Evansville, Indiana; and Lumière Place located in St. Louis, Missouri;

•	West—Tropicana Laughlin located in Laughlin, Nevada; and MontBleu located in South Lake Tahoe, Nevada; and

•	South—Belle of Baton Rouge located in Baton Rouge, Louisiana; Trop Greenville located in Greenville, Mississippi; and Tropicana Aruba located near Eagle Beach, Aruba.

The Company, through our wholly-owned subsidiary, TEI Management Services, LLC, also provided management services to the Taj Mahal Casino Hotel ("Taj Mahal") in Atlantic City through its sale in March 2017 and provides services to the closed Plaza Hotel in Atlantic City. In addition, the Company, through our wholly-owned subsidiary, TropWorld Games LLC, operates an online social gaming site. The operating results of all other subsidiaries of the Company are reported under the heading of "Corporate and other" as they have been determined to not meet the aggregation criteria as separately reportable segments.
We are a Delaware corporation formed on May 11, 2009 to acquire certain assets of TEH and certain of its subsidiaries pursuant to the Plan. In addition, we acquired certain assets of Adamar, an unconsolidated subsidiary of TEH, including Tropicana AC. The Restructuring Transactions contemplated by the Plan were consummated and became effective on the Effective Date, March 8, 2010, at which time we acquired Tropicana AC and several of the Predecessors' gaming properties and related assets. Prior to the Effective Date, we conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.
Results of Operations
Our financial results are highly dependent upon the number of customers that we attract to our facilities and the amounts those customers spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the discretionary spending of our customers, competitive factors, gaming tax increases and other regulatory changes, the opening or acquisition of new gaming operations, our ability to reinvest in our properties, potential future exposure for liabilities of the Predecessors that we assumed and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Historically, our operating results are the strongest in the third quarter and the weakest in the fourth quarter. In addition, weather and long-weekend holidays affect our operating results.
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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Atlantic City Market. Between January 2014 and October 2016, five Atlantic City casino hotels closed as a result of regional competitive market pressures and other factors. The Atlantic City gaming market experienced significant revenue declines in 2014 and 2015 due, in part, to these closures and market competition. Although Atlantic City gaming revenues have recently stabilized and Tropicana AC has increased market share as a result, in part, of the closings, the Atlantic City operating climate remains difficult. In 2017 and 2016, the Atlantic City gaming market experienced a 2.2% and 1.5% increase, respectively in casino revenue over the prior year, including revenue from internet gaming which commenced in 2013. In addition, in November 2016 the State of New Jersey commenced a takeover of certain Atlantic City local government operations under a law enacted in May 2016, which gives the State the ability to direct certain financial and operational matters on behalf of the city in an effort to stabilize and strengthen its financial situation. The State's ability to stabilize Atlantic City's finances and restructure its debt is an important step toward improving the Atlantic City market.

•
Acquisition of The Chelsea Hotel. In the third quarter of 2017, Tropicana AC acquired the property formerly known as The Chelsea Hotel in Atlantic City ("The Chelsea") from IEP Morris LLC, an affiliate of Icahn Enterprises. The Chelsea, which is located adjacent to the Tropicana AC facility, contains approximately 300 guest rooms, two restaurant locations, meeting room space, an outdoor pool and a valet parking garage. The additional hotel rooms will provide Tropicana AC with the ability to accommodate a higher volume of overnight guests during peak business times such as weekends and the summer season. Tropicana AC is currently renovating The Chelsea guest rooms and constructing a skywalk bridge that will connect The Chelsea with the casino, with construction expected to be completed in early 2018.

•
Tropicana AC Tax Appeal Settlement. In August 2017, Tropicana AC, the City of Atlantic City and the New Jersey Department of Community Affairs entered into a Real Estate Tax Appeal Settlement Agreement (the "Settlement Agreement"), pursuant to which the parties agreed to settle Tropicana AC's 2015 and 2016 real estate tax appeals pending before the Tax Court of New Jersey (the "Pending Tax Appeals"). The Settlement Agreement, among other things, provided for refunds in the aggregate amount of approximately $36.8 million in respect of the Pending Tax Appeals and Tropicana AC's 2017 PILOT Payment. The portion of the settlement related to the reduction in 2017 PILOT expense has been recorded as a reduction of the current year expense, which is included in General and administrative expenses on the accompanying consolidated statements of income for the year ended December 31, 2017. The balance of the settlement, net of $1.5 million of related professional fees expense, is included as Real estate tax settlement on the accompanying consolidated statements of income for the year ended December 31, 2017. Tropicana AC received full payment of the refunds in early October 2017. In addition, the Settlement Agreement provides for a reduction in the assessed value of Tropicana AC for real estate tax purposes for calendar year 2015, including a corresponding reduction to Tropicana AC's PILOT CAP for each of calendar years 2018 through 2021, from approximately $19.8 million to approximately $8.4 million, and the expense associated with Tropicana AC's PILOT Payments for each of the calendar years 2018 through 2021.

•
Evansville Landbased Gaming. In 2015, the Indiana legislature amended the state’s casino legislation to allow operating riverboat casinos to move into landside casinos on their existing sites. Tropicana Evansville was the first to take advantage of the new law, announcing plans in November 2015 to develop a landside facility. After obtaining all necessary regulatory approvals, construction of the new facility commenced in July 2016 and was completed in October 2017, when it was opened to the public. The landside facility, which is located across the street from the original riverboat casino, is anchored on each end by Tropicana’s two hotels, and encompasses 79,000 square feet of enclosed space, including 45,000 square feet of casino floor, two new food and beverage outlets, an entertainment lounge and back of house space, and was built at a cost of approximately $50 million. The size of the casino in the new landside facility represents an increase of 7,000 square feet over the previous riverboat casino, which allowed the property to increase the number of slot machines by approximately 100 and the number of table games by three.

•
Income taxes. On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. Among other things, the Act permanently lowers the corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  As a result of the reduction of the corporate tax rate to 21%, the Company has re-valued its deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. As a result of the re-valuation, the Company’s net deferred tax assets at December 31, 2017 were reduced by $38.6 million with a corresponding increase to deferred tax expense for the year.

•
Revenue Recognition. The Company has concluded that the most significant impact resulting from the adoption, in the first quarter of 2018, of ASC 606 will be a change in the accounting for and reporting of rewards earned and redeemed by our customers under our loyalty programs. The Company has determined that the adoption of ASC 606 will result in a reclassification of revenue between gaming and non-gaming, and a change in the measurement of the loyalty program liabilities will result in an increase in the deferral of gaming revenues. See Note 2 - Summary of Significant Accounting Policies, Recently Issued Accounting Standards to the accompanying consolidated financial statements.

•
Table games hold percentages. Casino revenues can vary because of table games hold percentages and differences in the odds for different table games. A variety of factors may impact table games hold, including variances in the amount of high end play. For the year ended December 31, 2017, the Company's total table games hold was 17.4%, compared to 18.5% for the year ended December 31, 2016 and 16.8% for the year ended December 31, 2015.

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "Credit Facilities"), which consisted of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the Term Loan Facility accrue interest at a floating rate which was 4.6% annually as of December 31, 2017. A portion of the net proceeds from the Term Loan Facility was used to repay in full the amounts outstanding under the then-existing term loan facility which totaled approximately $172.4 million in principal, accrued and unpaid interest. The Revolving Facility was terminated by the Company effective March 31, 2017, in accordance with the terms of the Credit Agreement. There were no amounts outstanding under the Revolving Facility at the time of the termination.

In September and December 2017, the Company made optional prepayments of principal under the Term Loan Facility in the amounts of $125 million and $25 million, respectively. The outstanding balance on the Term Loan Facility after the optional prepayments is $138 million. Under the terms of the Term Loan Facility, each optional prepayment is applied first to the next four quarterly mandatory principal payments, and second, to reduce on a pro-rata basis, the remaining scheduled principal payments. As a result of the optional prepayments in 2017, the Company wrote off a portion of the associated debt issuance costs and discount, totaling $1.4 million.
Our interest expense was $11.0 million, $12.7 million and $12.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, which includes amortization of the related debt discount and debt issuance costs of $0.9 million in the year ended December 31, 2017 and $1.0 million for each of the years ended December 31, 2016 and 2015.

•
Insurance and other recoveries. In 2016, we filed a property damage and business interruption claim with our insurance carrier related to our HoteLumière room renovation project that commenced in July. In December 2016 we received insurance proceeds of $1.0 million toward the property damage claim, which was recorded as a gain in 2016. In April 2017 we received additional insurance proceeds of $1.3 million, representing the balance of the property damage claim. In December 2017 we received $3.6 million as payment of our business interruption claim.

•
Predecessor related gain settlements. In July 2016, the Bankruptcy Court approved a settlement agreement related to the Predecessors, which resulted in the Company receiving a payment of $3.1 million related to certain professional fees previously paid by the Company. This amount was recognized as a one-time gain on the Company's consolidated statement of income in 2016.

•
Cost Efficiencies. We continue to focus on efficiency initiatives, which may result in cost savings. In the past, these cost saving initiatives have included centralizing purchasing functions to reduce costs and maximize our potential buying power, consolidating and streamlining certain back office operations and decreasing benefits expense relating to our company-sponsored plans.

Year ended December 31, 2017 compared to year ended December 31, 2016
The following table presents detail of our net revenues (in thousands):

	Year ended December 31,
	2017	2016
Revenues:
Casino	$713,712	$666,047
Room	136,459	129,124
Food and beverage	111,330	107,455
Other	31,179	30,988
Management fee from related party	1,250	3,583
Gross revenues	993,930	937,197
Less promotional allowances	(95,740)	(90,045)
Net revenues	$898,190	$847,152

The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Year ended December 31,
	2017	2016
Net revenues:
East	$385,913	$344,124
Central	303,968	290,024
West	111,694	110,154
South	95,290	99,267
Corporate and other	1,325	3,583
Total net revenues	$898,190	$847,152
Operating income:
East	$79,980	$21,308
Central	56,335	48,136
West	13,372	13,373
South	7,473	8,602
Corporate and other	(19,692)	(15,373)
Total operating income	$137,468	$76,046
Operating income margin(a):
East	20.7%	6.2%
Central	18.5%	16.6%
West	12.0%	12.1%
South	7.8%	8.7%
Total operating income margin	15.3%	9.0%
_______________________________________________________________________________

(a)	Operating income margin is operating income as a percentage of net revenues.
Net Revenues
In the East region, net revenues totaled $385.9 million for the year ended December 31, 2017, an increase of $41.8 million, or 12.1%, when compared to the year ended December 31, 2016. Based on published market data for the year ended December 31, 2017 the Atlantic City gaming market experienced year-over-year growth in casino win (including internet gaming win) of 2.2%. Total gross casino win at Tropicana AC increased 14.6% in 2017 over 2016, including an increase of 15.1% in internet gaming win. The increase in gross casino win at Tropicana AC was driven by a 13.6% increase in slot volumes. Although table hold in 2017 declined to 15.5% compared to 16.4% in 2016, table games drop increased 13.3% which resulted in an increase in table games revenue of 7.2% in 2017 when compared to 2016. This positive trend was due, in part, to marketing efforts directed towards attracting customers who formerly visited the Taj Mahal casino. Increases in customer volumes at Tropicana AC are also attributable to renovation projects completed in the first half of 2017, which included the opening of two new restaurants as well as the renovation and relocation of the coffee shop and buffet, in addition to major renovation projects completed at the property in 2016 and 2015, which included hotel room renovations, a new high-end slot area on the casino floor, a new TropAdvantage club promotional area and other improvements. Also, Tropicana AC acquired The Chelsea hotel, located adjacent to the existing Tropicana facility, in the third quarter of 2017, which provides additional guest rooms, contributing to the increase in business volumes at the property. Hotel revenues at Tropicana AC increased 8.5% in 2017 when compared to 2016 due to a higher occupancy rate. The occupancy rate for the year ended December 31, 2017 was 84.2%, up from 81.1% for the prior year; while the average daily room rate decreased to $89 from $90 for the years ended December 31, 2017 and 2016, respectively. The decrease in the average daily room rate was primarily due to a change in the mix of occupied rooms, with an increase in promotional rooms occupied, which are typically recorded at a lower rate than transient business, as a result of marketing to the former Taj Mahal customers.
In the Central region, the opening of the new landbased casino at Tropicana Evansville in October 2017 and the completion of a hotel renovation project in the first quarter of 2017 at Lumière Place combined to produce a 4.8% increase in net revenues in 2017 over 2016. Slot volumes in the region increased 10.5% in 2017 when compared against 2016, including a 17.2% increase at Lumière Place and a 4.0% increase at Tropicana Evansville. Slot revenues in the Central region increased 10.6% in 2017 over 2016 revenues. While table games volumes increased 3.5% in the region in 2017 over 2016, strengthened by a 12.4% increase at Tropicana Evansville due to the opening of their landside casino, a decrease in table hold to 20.5% in 2017 from 21.4% in 2016 contributed to a 1.0% decrease in table games revenues for the period. Although the total hold in the region dropped to 10.8% in 2017 from 11.0% in 2016, overall gaming revenues increased 8.5%, fueled by a 9.9% increase in total gaming volumes, in 2017 when compared to 2016. The occupancy rate in the Central region for the years ended December 31, 2017 and 2016 was 79.7% and 79.9%, respectively, while the average daily room rate in 2017 was $136 as compared to $140 in 2016.
In the West region, net revenues were $111.7 million for the year ended December 31, 2017, a $1.5 million increase over net revenues of $110.2 million for the year ended December 31, 2016. A decrease in both slot volumes and table games volumes of 1.2% and 1.3%, respectively, in 2017 relative to 2016, partially offset by a slight increase in total hold to 9.6% in 2017 from 9.5% in 2016, led to a slight decrease in gaming revenues of $0.5 million in 2017 when compared to 2016. The decrease in gaming volumes for 2017 compared to 2016 in the region can be primarily attributed to the severe winter weather experienced at MontBleu and the Lake Tahoe area in the early part of 2017. While the gaming revenues in the West region may have declined in 2017 over 2016, hotel revenues generated a 5.6% increase over the same period. The occupancy rate increased to 60.0% in 2017 compared to 58.2% in 2016, led by an occupancy rate of 65.9% in MontBleu for the year ended December 31, 2017 compared to a rate of 61.7% for the year ended December 31, 2016. The average daily room rate for the region was $55 in 2017, an increase relative to the $53 rate in 2016.
In the South region, net revenues totaled $95.3 million for the year ended December 31, 2017, a $4.0 million decrease from the net revenues of $99.3 million for the year ended December 31, 2016. While the segment as a whole experienced an increase in table games hold to 18.7% in 2017, compared to 18.2% in 2016, a decrease in total gaming volumes of $45.2 million resulted in a decline in gaming revenues of 4.4% in 2017 compared to 2016. Despite the decrease in gaming volumes for the region, Tropicana Aruba saw an increase in gaming volumes of 14.3% in 2017 over 2016, and paired with a 0.4% increase in total casino hold over the same time period produced an increase of $0.4 million in gaming revenues for the year ended December 31, 2017 compared to the year ended December 31, 2016. The growth at Tropicana Aruba can be attributed to room renovations completed in late 2016, which has resulted in an increase of transient business at the property. Timeshare sales at Tropicana Aruba increased by $0.5 million in 2017 over 2016. The occupancy rate for the South region declined in 2017 to 69.1% when compared to the 2016 occupancy of 78.5%; however, the average daily room rate increased to $89 in 2017 from $78 in 2016, contributing to a 9.9% increase in hotel revenues. The increase in the average daily room rate was predominantly due to a shift in the mix of occupied rooms in 2017 at the Belle of Baton Rouge, from primarily promotional rooms, which are recorded at a lower average rate, to more transient and convention business.
Net revenues for Corporate and other for the year ended December 31, 2017 of $1.3 million primarily represents the management fees earned as a result of our management of the Taj Mahal which was sold in March 2017. Revenue in 2017 also includes revenue earned from our online social gaming site. The Company shares in the excess of revenue over expenses with the operator of the site, which became operational in 2015. No revenue was earned by the Company from the operation of the site prior to 2017.
Operating Income
In the East region, operating income for the year ended December 31, 2017 was $80.0 million, which includes the benefit of the Tropicana AC real estate tax settlement, net of professional fees, totaling $35.3 million. Operating income for 2017 reflects a $58.7 million increase compared to operating income of $21.3 million for the year ended December 31, 2016. In addition to the real estate tax settlement, the increase in operating income was due primarily to the higher revenues, as previously discussed. The increase in revenues was partially offset by higher volume-driven operating costs such as payroll, gaming taxes and promotional expenses, and depreciation and amortization expense increased $4.4 million in 2017 over 2016 due to completed renovations and the acquisition of the Taj Mahal customer database.
In the Central region, operating income for the year ended December 31, 2017 totaled $56.3 million, an $8.2 million increase compared to the year ended December 31, 2016. The growth of operating income in the Central region in 2017 is attributable to the increase in net revenues, as previously discussed, partially offset by higher gaming tax expense and depreciation expense. In addition, operating income includes a $4.9 million gain on insurance proceeds for the year ended December 31, 2017.
In the West region, operating income remained virtually flat at $13.4 million for both years ended December 31, 2017 and 2016. The improvement in net revenues was primarily offset by an increase in depreciation expense at both Tropicana Laughlin and MontBleu for 2017 compared to 2016.
In the South region, operating income for the year ended December 31, 2017 was $7.5 million, a $1.1 million decrease compared to operating income of $8.6 million for the year ended December 31, 2016. While net revenues in the region experienced a decline during the period, as previously discussed, operating expenses also reflected reductions, predominantly in costs related to payroll and gaming taxes.
The Corporate and other operating loss, which includes the results of all other subsidiaries of the Company, was $19.7 million for the year ended December 31, 2017, compared to an operating loss of $15.4 million for the year ended December 31,

2016. The higher loss corresponds to the lower management fee income received from the TEI Management Services, LLC agreement to manage the Taj Mahal, together with increased depreciation expense, costs associated with the joint tender offer that was completed in August 2017 and increased costs associated with the Company's long term incentive plan.
Interest Expense
Interest expense for the years ended December 31, 2017 and 2016 was $11.0 million and $12.7 million, respectively. Interest expense for 2017 decreased in comparison to the prior year period primarily due to the lower outstanding balance on the Term Loan, as well as a higher amount of interest capitalized in 2017 related to ongoing construction projects. Interest on our Term Loan Facility accrues at a floating rate, which was 4.6% per annum as of December 31, 2017, compared to 4.0% per annum at December 31, 2016. Cash paid for interest, net of amounts capitalized, was $11.0 million and $11.7 million for the years ended December 31, 2017 and 2016, respectively, reflecting a decrease attributable to the decrease in outstanding principal on the Term Loan Facility. Interest expense also included $0.9 million and $1.0 million of amortization of debt issuance costs and discounts for the years ended December 31, 2017 and 2016, respectively.
Termination Fee from Related Party
Concurrently with the sale of the Taj Mahal in March 2017 and the surrender of TTMA's New Jersey casino license on March 31, 2017, TTMA exercised its right to terminate the Management Agreement without Cause (as defined in the Management Agreement), at which time TEI Management Services LLC was paid a termination fee of $15 million pursuant to the provisions of the Management Agreement.
Income Taxes
Income tax expense was $91.0 million for the year ended December 31, 2017 and our effective income tax rate was 64.6%. The difference between the federal statutory rate of 35% and the effective tax rate for the year ended December 31, 2017 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), valuation allowances and other permanent differences. In addition, on December 22, 2017, the Act was signed into law. Among other things, the Act permanently lowers the corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  As a result of the reduction of the corporate tax rate to 21%, the Company has re-valued its deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. As a result of the re-valuation, the Company’s net deferred tax assets were reduced by $38.6 million with a corresponding increase to deferred tax expense. For the year ended December 31, 2016, income tax expense was $23.7 million and our effective tax rate was 35.2%. The difference between the federal statutory rate of 35% and the effective tax rate for the year ended December 31, 2016 was primarily due to the disallowed foreign losses, state income taxes (net of federal benefit), valuation allowances and other permanent differences.
Year ended December 31, 2016 compared to year ended December 31, 2015
The following table presents detail of our net revenues (in thousands):

	Year ended December 31,
	2016	2015
Revenues:
Casino	$666,047	$640,793
Rooms	129,124	121,666
Food and beverage	107,455	107,174
Other	30,988	29,350
Management fee from related party	3,583	—
Gross revenues	937,197	898,983
Less promotional allowances	(90,045)	(87,506)
Net revenues	$847,152	$811,477

The following table sets forth certain information concerning our results of operations by region (dollars in thousands):

	Year ended December 31,
	2016	2015
Net revenues:
East	$344,124	$322,309
Central	290,024	288,882
West	110,154	104,610
South	99,267	95,676
Corporate and other	3,583	—
Total net revenues	$847,152	$811,477
Operating income:
East	$21,308	$30,932
Central	48,136	42,529
West	13,373	11,405
South	8,602	7,801
Corporate and other	(15,373)	(16,443)
Total operating income	$76,046	$76,224
Operating income margin(a):
East	6.2%	9.6%
Central	16.6%	14.7%
West	12.1%	10.9%
South	8.7%	8.2%
Total operating income margin	9.0%	9.4%
__________________________________________________________________________
(a)    Operating income margin is operating income as a percentage of net revenues.
Net Revenues
Five Atlantic City casino hotels closed between January 2014 and October 2016 as a result of regional competitive market pressures and other factors, including the Taj Mahal in October 2016. In 2016, the Atlantic City gaming market experienced year over year growth in casino revenue (including revenue from internet gaming) of 1.5%. At Tropicana AC, total gross gaming revenues increased 9.0% in 2016 over 2015, including a 12.7% increase in internet gaming revenues. The increased net revenues for Tropicana AC were primarily driven by increased customer volumes, resulting in a 7.4% increase in slot volumes and a 5.2% increase in table game volumes, combined with a 1.6 point increase in the table hold, from 14.8% in 2015 to 16.4% in 2016. The improvement in customer volumes was driven by several factors, such as the renovation projects completed in 2016 and mid-2015, which included hotel room renovations, a new high-end slot area on the casino floor, a new Trop Advantage club promotional area and other improvements. In addition, when the Taj Mahal closed in October 2016, Tropicana AC entered into an agreement to license the Taj Mahal customer database, and is able to market directly to customers who formerly visited the Taj Mahal. Hotel revenues at Tropicana AC also increased due to higher occupancy rates and average room rates in 2016. The average daily room rate increased to $90 from $89 for the years ended December 31, 2016 and 2015, respectively. The occupancy rate for the year ended December 31, 2016 was 81%, up from 79% for the prior year period.
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

In the West region, net revenues were $110.2 million for the year ended December 31, 2016, an increase of $5.5 million, or 5.3%, compared to the year ended December 31, 2015. The increase was primarily driven by increases in casino revenues within the region, which in turn were driven by a 1.4% increase in slot volumes and a 4.0% increase in table games volume in 2016 over 2015. In addition, the table hold in the West region of 21.0% in 2016 was 2.6 points higher than the 18.4% hold in 2015. Casino revenues for the Laughlin and the South Lake Tahoe markets, as reported for the year 2016, increased 1.2% and 5.2%, respectively, over the year 2015, with improvements in part attributable to lower gas prices during the year prompting increased tourism travel in this region. In addition, property renovations completed at MontBleu in late 2015 contributed to the improved casino results in 2016. Hotel and food and beverage revenues in the West region also increased 14.3% and 4.7%, respectively, in 2016 over 2015, with increases attributable to the increased customer volumes through the properties. The average daily room rate for the West region was $53 for the year ended December 31, 2016 compared to $51 for the year ended December 31, 2015. The occupancy rate for the years ended December 31, 2016 and 2015 at our properties in the West region was 58% and 56%, respectively.
In the South region, net revenues were $99.3 million for the year ended December 31, 2016, an increase of $3.6 million, or 3.8%, compared to the year ended December 31, 2015. Although gross gaming revenues (before the deductions for free play redeemed by gaming customers) in the region increased 2.0% in 2016 over 2015, resulting from a 2.1% increase in slot volumes, slot free play redeemed increased 9.4% in 2016 over 2015; as a result, total net casino revenues were only slightly higher in 2016 over 2015. In the first half of 2016, casino volumes at Belle of Baton Rouge were negatively impacted by declines in the local economy which were driven by low oil and gas prices resulting in layoffs in that industry, which is a major employer in southern Louisiana. Casino volumes were further impacted by civil unrest in Baton Rouge and damaging rain and flooding in the area in the early third quarter of 2016; however, the recovery efforts for the flooding, which resulted in an influx of federal aid workers and building contractors into the area starting in late August 2016, positively impacted gaming and non-gaming revenues for the remainder of the year. Timeshare sales at the Tropicana Aruba property, which commenced in late 2015, were $3.3 million in 2016, compared to $0.4 million in 2015. The occupancy rate at our properties in the South region was 78% and 70% for the years ended December 31, 2016 and 2015, respectively. The average daily room rate for the South region was $78 and $79 for the years ended December 31, 2016 and 2015, respectively.
Net revenues for Corporate and other for the year ended December 31, 2016 of $3.6 million represents the management fee earned as a result of our management of the Taj Mahal, which is a related party of the Company.
Operating Income
In the East region, the operating income for the year ended December 31, 2016 was $21.3 million, a $9.6 million decrease compared to the year ended December 31, 2015. Although net revenues in the East region increased $21.8 million in 2016 over 2015, expenses such as depreciation and CRDA reserves also increased, partially offsetting the improvement in revenues. Depreciation expense at Tropicana AC increased $5.9 million in 2016 over 2015, primarily due to the renovation projects completed in those years. Also in 2016, total expense associated with increases in CRDA reserves was $8.7 million, reflecting a $10.7 million increase as compared to a net reduction in expense in 2015 related to changes in CRDA reserves of $2.0 million. In addition, variable operating expenses such as gaming taxes, payroll costs and promotional and advertising costs also increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015.
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
In the South region operating income for the year ended December 31, 2016 was $8.6 million, an $0.8 million increase compared to the year ended December 31, 2015. Although net revenues in this region increased $3.6 million in 2016 over 2015, increased expenses at Tropicana Aruba partially offset the improvement in revenues. The increase in expenses included costs associated with accounting for timeshare sales at Tropicana Aruba, as well as an increase in bad debt reserves at the property of $0.7 million for a deposit for furniture that was ordered but never received and $0.2 million for a receivable from a third party facilitator of online reservations who sent out notifications in October 2016 that they were ceasing operations and liquidating their assets.

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
Our material cash requirements for 2018 are expected to include (i) interest payments related to our Term Loan Facility of approximately $6.4 million, (ii) maintenance capital expenditures expected to be approximately $43 million, (iii) growth capital expenditures expected to be approximately $25 million, and (iv) minimum lease payments under our operating leases of $6.8 million. The majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.

The following table summarizes our historical cash flows (in thousands):

	Year ended December 31,
	2017	2016
Cash Flow Information:
Net cash provided by operating activities	$168,906	$133,732
Net cash used in investing activities	(116,845)	(72,198)
Net cash used in financing activities	(188,607)	(38,809)
Net (decrease) increase in cash and cash equivalents	$(136,546)	$22,725
During the year ended December 31, 2017, our operating activities provided $168.9 million in cash compared to $133.7 million in 2016. Cash paid for interest, net of amounts capitalized, was $11.0 million for the year ended December 31, 2017 compared to $11.7 million for the year ended December 31, 2016, reflecting a decrease primarily attributable to the lower outstanding principal on the Term Loan Facility. The increase in cash flow from operations in 2017 over 2016 resulted from improved operating results, combined with the receipt of the proceeds of the Tropicana AC real estate tax settlement of $36.8 million and the $15 million termination fee as a result of the sale of the Taj Mahal to a third party and concurrent termination of the Management Agreement.
During the year ended December 31, 2017, our investing activities used $116.8 million. Net cash used in investing activities for the period consisted primarily of $119.6 million used for capital expenditures and $8.0 million used to acquire the Taj Mahal customer database and certain other intellectual property owned by TER, partially offset by $7.8 million of proceeds from Approved CRDA Project Funds and $1.3 million of insurance proceeds. Net cash used in investing activities in the year ended December 31, 2016 consisted primarily of $71.7 million used for capital expenditures and $5.9 million of restricted cash, partially offset by $3.0 million of proceeds from Approved CRDA Project Funds, $1.0 million of insurance proceeds and proceeds from the cancellation of Ruby Seven preferred stock. Capital expenditures primarily relate to expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age, or expenditures for the growth of our business, such as the construction of the land-based gaming facility at Tropicana Evansville.
During the year ended December 31, 2017, our financing activities used $188.6 million in cash, consisting primarily of $152.3 million in payments on the Term Loan Facility, including optional principal prepayments in September 2017 and December 2017 in the amounts of $125 million and $25 million, respectively, and $36.0 million for the repurchase of stock in connection with the tender offer that was completed in August 2017. Net cash used in financing activities for the year ended December 31, 2016 consisted primarily of $3.0 million in principal payments on the Term Loan Facility and $42.8 million used for the buyback of TEI common stock under the Stock Repurchase Program, as further described below, together with a $0.5 million increase in restricted cash to collateralize letters of credit, offset by proceeds of $7.6 million previously classified as restricted cash for certain bankruptcy related professional fee liabilities.
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

The Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0% annually. The interest rate increases by 2.00% following certain defaults. As of December 31, 2017, the interest rate on the Term Loan Facility was 4.6% annually.

At our election and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the Term Loan Facility may be increased, which increased amount may be comprised of additional term loans.

The Term Loan Facility may be prepaid at the option of the Company at any time without penalty (other than customary LIBO Rate breakage fees). On September 29, 2017, the Company made an optional prepayment of $125 million on the Term Loan Facility and on December 29, 2017, the Company made a second optional prepayment of $25 million. Under the terms of the Term Loan Facility, the optional prepayment is applied first to the next four quarterly mandatory principal payments, and second, to reduce on a pro-rata basis, the remaining scheduled principal payments. As a result of the optional prepayments on September 29, 2017 and December 29, 2017, the Company wrote off a portion of the debt issuance costs and discount, totaling $1.4 million.

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

Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Term Loan Facility and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the Term Loan Facility at December 31, 2017.

Our interest expense for the years ended December 31, 2017 and 2016 was $11.0 million and $12.7 million, respectively, which includes $0.9 million and $1.0 million of amortization of the related debt discount and debt issuance costs for the years ended December 31, 2017 and 2016, respectively. The decrease in interest expense in 2017 compared to 2016 is primarily attributable to the decrease in outstanding principal on the Term Loan Facility.
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
As of December 31, 2017, the Company has repurchased 2,477,988 shares of our stock at a total cost of $78.8 million under the Stock Repurchase Program, including 800,000 shares which were purchased in August 2017 under the Tender Offer. In all instances, the repurchased shares were subsequently retired.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations
The following table summarizes our material future contractual obligations as of December 31, 2017 (in thousands):

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 to 5 Years	More Than 5 Years	Total
Debt (a)	$—	$138,000	$—	$—	$138,000
Estimated interest payment on debt (b)	6,393	12,154	—	—	18,547
Operating leases	6,835	11,812	9,593	31,064	59,304
Purchase obligations (c)	33,361	6,844	3,168	—	43,373
Total	$46,589	$168,810	$12,761	$31,064	$259,224
_______________________________________________________________________________

(a)	The Term Loan Facility provides for a stated maturity date of November 2020.

(b)	Estimated interest payment on debt is based on principal amounts outstanding and the interest rate at December 31, 2017 and required principal payments through the maturity of the debt.

(c)	Includes commitments for various contracts, including advertising, maintenance contracts and service agreements.
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
Our annual impairment testing for goodwill is performed at the reporting unit level and each of our casino properties is considered to be a reporting unit. In the first quarter of 2017, the Company adopted FASB ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the "Step 2" from annual goodwill impairment testing. By eliminating "Step 2", the quantitative analysis of goodwill will result in an impairment loss for the amount that the carrying value of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to the tested reporting unit. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with indications provided by the current valuation multiples of comparable publicly traded companies. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary market risk exposure is in the area of interest rate risk. We incur interest expense on borrowings outstanding under the Credit Facilities. Our debt under the Credit Facilities consists primarily of the Term Loan Facility and, until its termination on March 31, 2017, the Revolving Facility. The obligations under the Term Loan Facility bear interest, at the Company's election, at an annual rate equal to either: (i) the sum of (a) the LIBO Rate (as defined in the Term Loan Facility) (subject to a 1.00% floor); plus (b) a margin of 3.00%; or (ii) the sum of: (a) the alternate base rate (as defined in the Term Loan Facility) (subject to a 2.00% floor); plus (b) a margin of 2.00%; such that, in either case, the applicable interest rate shall not be less than 4.00% annually. As of December 31, 2017, the interest rate was 4.6% annually. We currently have no hedging arrangements in place to mitigate the impact of higher interest rates.
Based on our outstanding borrowings as of December 31, 2017, assuming a 1 (one) percentage point increase in the interest rate, which was approximately 4.6% as of December 31, 2017, our annual interest cost would increase by approximately $1.4 million.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is contained in the financial statements listed in Item 15(a) of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our President and Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of December 31, 2017. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported in the time periods specific in the Securities and Exchange Commission's rules and forms.
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
Our management has performed an assessment according to the 2013 Internal Control-Integrated Framework established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2017, is effective.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Tropicana Entertainment Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Tropicana Entertainment Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Reno, Nevada
February 28, 2018

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be contained in the Company's definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

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
MontBleu Lease Amendment No. 4 by and between the Edgewood Companies, a Nevada corporation formerly known as Park Cattle Co., and Columbia Properties Tahoe, LLC, made effective October 1, 2014. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.8
Equity Interest Purchase Agreement, dated as of August 16, 2013, by and among Tropicana St. Louis LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, PNK (STLH), LLC, Casino Magic, LLC and Pinnacle Entertainment, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 21, 2013)

10.9
Limited Guarantee, dated as of August 16, 2013, by Tropicana Entertainment Inc. in favor of Pinnacle Entertainment, Inc. and Casino Magic, LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 21, 2013)

10.10
Credit Agreement by and among Tropicana Entertainment Inc., the lenders party thereto from time to time, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint bookrunners and joint lead arrangers (Incorporated by reference to the Company's Current Report on Form 8-K dated November 27, 2013)

10.11
Management Services Agreement dated as of March 1, 2016 by and between TEI Management Services LLC, IEH Investments I, LLC and Trump Taj Mahal Associates, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016) †

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

10.14	Tender Offer Agreement by and between Icahn Enterprises Holdings and the Company, dated June 23, 2017 (Incorporated by reference to the Schedule TO-I dated June 23, 2017)
21.1	List of Subsidiaries*
31.1	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)

*	Filed herewith

**	Furnished herewith

#	Indicates management contract or compensatory plan or arrangement.

†	Confidential Treatment has been granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROPICANA ENTERTAINMENT INC.

Date:	February 28, 2018	By:	/s/ THERESA GLEBOCKI
		Name:	Theresa Glebocki
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY P. RODIO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
Anthony P. Rodio

/s/ THERESA GLEBOCKI	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2018
Theresa Glebocki

/s/ KEITH COZZA	Director	February 28, 2018
Keith Cozza

/s/ DANIEL A. CASSELLA	Director	February 28, 2018
Daniel A. Cassella

/s/ HUNTER C. GARY	Director	February 28, 2018
Hunter C. Gary

/s/ WILLIAM A. LEIDESDORF	Director	February 28, 2018
William A. Leidesdorf

/s/ DANIEL H. SCOTT	Director	February 28, 2018
Daniel H. Scott

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Tropicana Entertainment Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Tropicana Entertainment Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2010.

Reno, Nevada
February 28, 2018

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$103,069	$239,615
Restricted cash	15,918	14,842
Receivables, net	37,472	31,997
Income tax receivable from related party	6,960	—
Inventories	7,573	7,485
Prepaid expenses and other assets	23,807	12,041
Total current assets	194,799	305,980
Property and equipment, net	810,688	764,282
Goodwill	15,857	15,857
Intangible assets, net	79,290	73,891
Investments	7,253	17,161
Deferred tax assets, net	57,693	122,956
Long-term prepaid rent and other assets	33,902	24,908
Total assets	$1,199,482	$1,325,035

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3,000
Accounts payable	42,495	38,975
Accrued expenses and other current liabilities	91,694	86,155
Total current liabilities	134,189	128,130
Long-term debt, net	136,721	283,825
Other long-term liabilities	7,257	6,331
Deferred tax liabilities	3,963	3,244
Total liabilities	282,130	421,530
Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 23,834,512 and 24,634,512 shares issued and outstanding at December 31, 2017 and 2016, respectively	238	246
Additional paid-in capital	521,553	557,545
Retained earnings	395,561	345,714
Total shareholders' equity	917,352	903,505
Total liabilities and shareholders' equity	$1,199,482	$1,325,035

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Revenues:
Casino	$713,712	$666,047	$640,793
Room	136,459	129,124	121,666
Food and beverage	111,330	107,455	107,174
Other	31,179	30,988	29,350
Management fee from related party	1,250	3,583	—
Gross revenues	993,930	937,197	898,983
Less promotional allowances	(95,740)	(90,045)	(87,506)
Net revenues	898,190	847,152	811,477
Operating costs and expenses:
Casino	304,704	287,715	278,532
Room	45,105	45,041	43,625
Food and beverage	56,441	51,975	54,594
Other	18,109	19,136	18,941
Marketing, advertising and promotions	71,207	68,701	61,357
General and administrative	145,050	160,852	142,942
Maintenance and utilities	71,899	70,395	71,320
Depreciation and amortization	75,535	67,502	63,036
Impairment charges, other write-downs and recoveries	(3,879)	(211)	906
Real estate tax settlement	(23,449)	—	—
Total operating costs and expenses	760,722	771,106	735,253
Operating income	137,468	76,046	76,224
Other income (expense):
Interest expense	(10,979)	(12,678)	(12,348)
Interest income	722	726	616
Predecessor claim settlements	—	3,100	—
Termination fee from affiliate	15,000	—	—
Term loan discount/cost write down	(1,358)	—	—
Total other income (expense)	3,385	(8,852)	(11,732)
Income from continuing operations before income taxes	140,853	67,194	64,492
Income tax expense	(91,006)	(23,650)	(27,092)
Net income	$49,847	$43,544	$37,400

Basic and diluted income per common share:
Net income per common share	$2.05	$1.68	$1.42

Weighted-average common shares outstanding:
Basic and diluted	24,330	25,944	26,313

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances, December 31, 2014	$263	$600,359	$264,770	$865,392
Net income	—	—	37,400	37,400
Balances, December 31, 2015	263	600,359	302,170	902,792
Repurchase of TEI common stock	(17)	(42,814)	—	(42,831)
Net income	—	—	43,544	43,544
Balances, December 31, 2016	246	557,545	345,714	903,505
Repurchase of TEI common stock	(8)	(35,992)	—	(36,000)
Net income	—	—	49,847	49,847
Balances, December 31, 2017	$238	$521,553	$395,561	$917,352

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$49,847	$43,544	$37,400
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance recoveries	(4,971)	(1,016)	—
Change in investment reserves	3,542	6,571	(2,017)
Restricted cash funded	40	(1,512)	(105)
Depreciation and amortization	75,535	67,502	63,036
Amortization of debt discount and debt issuance costs	914	1,005	1,011
Impairment charges, loss on disposition of assets and other write-downs	1,092	805	906
Term loan discount/cost write down	1,358	—	—
Insurance proceeds	109	—	—
Business interruption proceeds	3,584	—	—
Deferred income tax	65,982	21,506	17,883
Changes in operating assets and liabilities:
Receivables, net	(5,475)	(9,929)	645
Income tax receivable from related party	(6,960)	—	—
Inventories, prepaids and other assets	(11,854)	(907)	2,533
Accrued interest	(980)	(13)	(137)
Accounts payable, accrued expenses and other liabilities	4,993	10,230	(5,579)
Long term prepaid rent and other noncurrent assets and liabilities, net	(7,850)	(4,054)	(11,971)
Net cash provided by operating activities	168,906	133,732	103,605
Cash flows from investing activities:
Additions of property and equipment	(119,625)	(71,674)	(94,059)
Approved CRDA Project Funds received	7,780	3,035	15,248
Restricted cash (capital reserve)	(759)	(5,897)	—
Intangible assets acquired	(8,050)	—	—
Insurance proceeds	1,278	1,016	—
Proceeds from disposal of investment	6	798	—
Other	2,525	524	(2,029)
Net cash used in investing activities	(116,845)	(72,198)	(80,840)
Cash flows from financing activities:
Payments on debt	(152,250)	(3,000)	(3,000)
Repurchase of TEI common stock	(36,000)	(42,831)	—
Restricted cash	(357)	7,022	1,695
Net cash used in financing activities	(188,607)	(38,809)	(1,305)
Net increase (decrease) in cash and cash equivalents	(136,546)	22,725	21,460
Cash and cash equivalents, beginning of period	239,615	216,890	195,430
Cash and cash equivalents, end of period	$103,069	$239,615	$216,890

Supplemental cash flow disclosure:
Cash paid for interest, net of interest capitalized	$10,956	$11,691	$11,468
Cash paid for income taxes	34,265	7,080	16,607
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	11,339	6,293	2,784

The accompanying notes are an integral part of these consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
Organization
Tropicana Entertainment Inc. (the "Company," "TEI," "we," "us," or "our"), a Delaware corporation, is an owner and operator of regional casino and entertainment properties located in the United States and one hotel, timeshare and casino resort located on the island of Aruba. In April 2014, the Company acquired Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis and related excess land parcels in St. Louis, Missouri (collectively, "Lumière Place"). We also provided management services to the Taj Mahal Casino Hotel property in Atlantic City ("Taj Mahal") through its sale in March 2017 and provide services to the closed Plaza Hotel in Atlantic City pursuant to the related party agreements with affiliates of Icahn Enterprises, L.P., our majority shareholder. The Company's United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. The Company views each property as an operating segment which it aggregates by region in order to present its reportable segments: (i) East, (ii) Central, (iii) West and (iv) South. The current operations of the Company, by region, include the following:

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

•
South—Belle of Baton Rouge Casino and Hotel ("Belle of Baton Rouge") located in Baton Rouge, Louisiana; Trop Casino Greenville ("Trop Greenville") located in Greenville, Mississippi; and Tropicana Aruba Resort & Casino ("Tropicana Aruba") located near Eagle Beach, Aruba.

In addition, the Company, through our wholly-owned subsidiary, TropWorld Games LLC, operates an online social gaming site. The operating results of all other subsidiaries of the Company are reported under the heading of "Corporate and other" as they have been determined to not meet the aggregation criteria as separately reportable segments.
Background
The Company was formed on May 11, 2009 to acquire certain assets of Tropicana Entertainment Holdings, LLC ("TEH"), and certain of its subsidiaries pursuant to their plan of reorganization (the "Plan") under Chapter 11 of Title 11 of the United States Code. The Company also acquired Columbia Properties Vicksburg ("CP Vicksburg"), JMBS Casino, LLC ("JMBS Casino") and CP Laughlin Realty, LLC ("CP Laughlin Realty", collectively with CP Vicksburg and JMBS Casino, the "Affiliate Guarantors"), all of which were part of the same plan of reorganization (the "Plan") as TEH (collectively, the "Predecessors"). In addition, the Company acquired certain assets of Adamar of New Jersey, Inc. ("Adamar"), an unconsolidated subsidiary of TEH, pursuant to an amended and restated asset purchase agreement, including Tropicana AC. The reorganization of the Predecessors and the acquisition of Tropicana AC (together, the "Restructuring Transactions") were consummated and became effective on March 8, 2010 (the "Effective Date"), at which time the Company acquired Adamar and several of the Predecessors' gaming properties and related assets. Adamar was not a party to the Predecessors' bankruptcy. Prior to the Effective Date, the Company conducted no business, other than in connection with the reorganization of the Predecessors and the acquisition of Tropicana AC, and had no material assets or liabilities.
As a result of the transactions that were consummated through which the Company acquired the Predecessors, on the Effective Date, Carl C. Icahn, Chairman of the Company's Board of Directors, became the beneficial owner of approximately 47.5% of the Company's Common Stock. Since March 8, 2010, Mr. Icahn has increased his beneficial ownership to approximately 83.9% of the Company's Common Stock. See Note 14 - Stockholders' Equity for further discussion.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Restricted Cash
Restricted cash consists primarily of cash held in separate bank accounts designated for specific purposes. As of December 31, 2017 and 2016, $7.4 million and $7.0 million, respectively, was restricted to collateralize letters of credit. Also at December 31, 2017 and 2016, $6.6 million and 5.9 million, respectively, was held in a separate bank account to be used for purchases of replacement furniture, fixtures and equipment at the Four Seasons Hotel St. Louis, as required by contract. In addition, at each of December 31, 2017 and 2016, $1.9 million was held as restricted cash as required by gaming regulatory agencies in Nevada, New Jersey and Missouri.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company's annual impairment testing for goodwill is performed at the reporting unit level and each of our casino properties is considered to be a reporting unit. In the first quarter of 2017, the Company adopted FASB ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the "Step 2" from annual goodwill impairment testing. By eliminating "Step 2", the quantitative analysis of goodwill will result in an impairment loss for the amount that the carrying value of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to the tested reporting unit. The fair value of each reporting unit is estimated using the expected present value of future cash flows

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

along with indications provided by the current valuation multiples of comparable publicly traded companies. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired.
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
The Company’s definite-lived intangible assets include customer lists, other intellectual property and favorable lease arrangements. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.
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
CRDA Investments
The New Jersey Casino Reinvestment Development Authority ("CRDA") deposits made by Tropicana AC are carried at fair value. The CRDA deposits are recorded at fair value and are used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. An allowance is established, unless there is an agreement with the CRDA for a return of the deposit at full face value, by a charge to the statement of operations as part of general and administrative expense. If the CRDA deposits are used to purchase CRDA bonds, the allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the allowance is transferred to those investments. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less any adjustments for other than temporary impairments. See Note 8 - Investments for further information regarding the CRDA.
Debt Issuance Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective interest method.
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, requiring entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability. This guidance is similar to existing presentation requirements for debt discounts and aligns with the presentation of debt issuance costs under International Financial Reporting Standards ("IFRS"). The guidance does not affect entities’ recognition and measurement of debt issuance costs. Previously, entities were required to present debt issuance costs as deferred charges in the asset section of the statement of financial position. The guidance was effective for all entities in fiscal years beginning after December 15, 2015 and required retrospective adoption.
The Company adopted this ASU during the three months ended March 31, 2016. The Company reclassified debt issuance costs from other assets, net to a reduction in long-term debt, net on the accompanying consolidated balance sheets. As of December 31, 2017 and 2016, the amount of debt issuance costs included as a reduction to long-term debt totaled $1.0 million and $2.6 million, respectively.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Self-Insurance Reserves
The Company is self-insured up to certain stop loss amounts for employee health coverage, workers' compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported as estimated by management with the assistance of a third party claims administrator. In estimating these accruals, historical loss experience is considered and judgments are made about the expected levels of costs per claim. The Company believes its estimates of future liability are reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimates for these liabilities. The Company continually monitors changes in claim type and incident and evaluates the insurance accrual, making necessary adjustments based on the evaluation of these qualitative data points. The Company had total self-insurance accruals of $10.5 million and $10.0 million reflected in its balance sheet for the years ended December 31, 2017 and 2016, respectively.
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
Customer Loyalty Program
The Company provides certain customer loyalty programs (the "Programs") at its casinos, which allow customers to redeem points earned from their gaming activity for cash, food, beverages, rooms or merchandise. Under the Programs, customers are able to accumulate points that may be redeemed in the future, subject to certain limitations and the terms of the Programs. The Company records a liability for the estimated cost of the outstanding points under the Programs that it believes will ultimately be redeemed. The estimated cost of the outstanding points under the Programs is calculated based on estimates and assumptions regarding marginal costs of the goods and services, redemption rates and the mix of goods and services for which the points are expected to be redeemed. For points that may be redeemed for cash, the Company accrues this cost (after consideration of estimated redemption rates) as they are earned from gaming play, which is included in promotional allowances. For points that may only be redeemed for goods or services but cannot be redeemed for cash, the Company estimates the cost and accrues for this expense as the points are earned from gaming play, which is recorded as casino operating costs and expenses. At December 31, 2017 and 2016, the Company had $5.1 million and $5.8 million, respectively, accrued for the estimated cost of anticipated redemptions under the Programs.
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
The amounts included in promotional allowances consist of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Room	$42,022	$37,316	$35,118
Food and beverage	48,050	46,287	45,525
Other	5,668	6,442	6,863
Total	$95,740	$90,045	$87,506

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated departmental costs and expenses of providing these promotional allowances, for continuing operations, are included in casino operating costs and expenses and consist of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Room	$21,880	$19,776	$18,988
Food and beverage	41,561	40,075	40,167
Other	3,475	3,357	2,649
Total	$66,916	$63,208	$61,804
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
Gaming Taxes
The Company is subject to taxes based on gross gaming revenues, the number of gaming devices and/or the number of admissions in the jurisdictions in which the Company operates, subject to applicable jurisdictional adjustments. These gaming taxes are recognized in casino operating costs and expenses in the accompanying consolidated statements of income. Gaming taxes included in continuing operations totaled $125.9 million, $116.8 million and $112.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Advertising
The Company expenses advertising costs as incurred or the first time the advertising takes place. Advertising expense, included in continuing operations, which is generally recognized in marketing, advertising and promotions in the accompanying consolidated statements of income, was $19.0 million, $21.0 million and $17.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Adoption of New Accounting Pronouncements
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amended FASB ASU Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. This ASU became effective with our interim period beginning January 1, 2017. The adoption of this guidance was applied prospectively, and did not have any impact on our consolidated financial position, results of operations, cash flows and disclosures.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

therefore, the adoption of this guidance did not have an impact on our consolidated financial position, results of operations, cash flows and disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which amends FASB ASC Topic 350, Intangibles - Goodwill and Other. This ASU simplifies the annual goodwill impairment testing by eliminating “Step 2” from the test, which, prior to the adoption of this ASU, requires comparing the implied fair value of goodwill with its carrying value. By eliminating “Step 2” from the goodwill impairment test, the quantitative analysis of goodwill will result in an impairment loss for the amount that the carrying value of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to the tested reporting unit. While this ASU reduces the complexity of goodwill impairment tests, it may result in significant differences in the recognition of goodwill impairment. For example, should the reporting unit fail “Step 1” of the impairment test but pass the current “Step 2” impairment test, the Company may have more impairments of goodwill under the new guidance. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted for interim and annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The Company elected to early adopt this ASU for our annual goodwill tests to be performed on testing dates beginning in 2017. The adoption of this guidance had no impact on our consolidated financial position, results of operations, cash flows and disclosures.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU is effective for fiscal years beginning after December 15, 2017, using one of two retrospective application methods. The Company has determined it will adopt this ASU on January 1, 2018 using the full retrospective method, which will require restatement of each prior reporting period to be presented.
The Company has completed its assessment of the impact the adoption of ASC 606, on the Company's financial statements and related footnote disclosures, through monitoring implementation guidance issued by the American Institute of Certified Public Accountants Gaming Entities Revenue Recognition Task Force, internal review and discussions with outside advisers. The Company has concluded that the most significant impact resulting from the adoption of ASC 606 will be a change in the reporting of rewards earned and redeemed by our customers under our loyalty programs. Currently, when a customer redeems their loyalty program points, the Company records non-gaming complimentary revenue, with a corresponding deduction for promotional allowance. Under the new accounting standard, points earned by our customers as a result of their gaming activity will create a separate performance obligation, which will require the allocation of a portion of the gaming revenue to that obligation. Under ASC 606, when the customer redeems the points and the performance obligation is fulfilled by the Company, revenue will be recognized in the venue that provides the goods or services (for example, hotel, food, beverage, or other).
Further, the loyalty program liabilities, which are currently measured at the estimated cost of the benefits, will be measured at the expected retail value of the points under ASC 606, which will result in an initial increase at adoption in the liabilities of approximately $3 million, with adjustments in subsequent periods expected to be immaterial. The Company has determined that the change in the measurement of the loyalty program liabilities will result in an increase in the deferral of gaming revenue.
Further adjustments resulting from the implementation of ASC 606 will require reclassifications between gaming revenue, promotional allowances and operating expenses. The primary impact of these reclassifications will be a reduction in gaming revenue by the approximate amount of previously reported promotional allowances, but will not materially change the amount of net revenues.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of right-of-use assets and lease liabilities, measured at the present value of the future minimum lease payments, by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. This ASU is

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. Early application is permitted. The Company is currently evaluating the impact of this guidance, and is currently unable to reasonably estimate the impact of this guidance on the Company's consolidated financial statements and related footnote disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends FASB ASC Topic 230, Statement of Cash Flows. This ASU seeks to reduce the diversity currently in practice by providing guidance on the presentation of eight specific cash flow issues in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of this guidance, if any, on our consolidated statement of cash flows.
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
NOTE 3—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a summary of fair value measurements by level for certain assets measured at fair value on a recurring basis included in the accompanying consolidated balance sheets at December 31, 2017 and 2016 (in thousands):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
CRDA deposits, net	$—	$—	$587	$587
December 31, 2016
Assets:
CRDA deposits, net	$—	$—	$1,202	$1,202
Funds on deposit with the CRDA are held in interest bearing accounts by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value. As of December 31, 2017 and 2016, the remainder of funds on deposit with the CRDA which are not attributable to the amended CRDA grant agreement, as discussed further in Note 8 - Investments, are classified in the fair value hierarchy as Level 3, and estimated using valuation allowances calculated based on market rates for similar assets and other information received from the CRDA.
The following table summarizes the changes in fair value of the Company's Level 3 CRDA deposits (in thousands):

	Year Ended December 31,
	2017	2016
Balance at January 1	$1,202	$16,405
Realized or unrealized losses	(1,125)	(5,826)
Additional CRDA deposits	1,310	2,540
CRDA Project Funds received	—	(3,035)
Purchases of CRDA investments	(800)	(3,052)
CRDA deposits attributable to amended CRDA grant agreement, net	—	(5,830)
Balance at December 31	$587	$1,202
Losses are recognized in general and administrative expense included in the accompanying consolidated statements of income. There were no transfers between fair value levels for 2017 or 2016.
Long-term Debt
The Company's long-term debt is carried at amortized cost in the accompanying consolidated balance sheets. The fair value of the Company's long-term debt has been estimated based upon quoted market prices for similar issues. The estimated fair value of long-term debt as of December 31, 2017 and 2016 is approximately $139.4 million and $292.1 million, respectively.
CRDA Bonds
The Company's CRDA bonds are classified as held-to-maturity since the Company has the ability and intent to hold these bonds to maturity; under the CRDA, the Company is not permitted to do otherwise. The CRDA Bonds are initially recorded at a discount to approximate fair value. After the initial determination of fair value, the Company will analyze the CRDA bonds quarterly for recoverability based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional valuation allowances will be recorded. The CRDA bonds carrying value at December 31, 2017 and 2016, net of the unamortized discount and valuation allowance, was $6.5 million and $10.1 million, respectively, which approximates fair value. See Note 8 - Investments for more detail related to the CRDA bonds.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—RECEIVABLES
Receivables consist of the following (in thousands):

	December 31,
	2017	2016
Casino	$11,803	$10,630
Hotel	6,287	6,918
Income tax receivable	9,414	7,133
Other	18,429	14,894
	45,933	39,575
Allowance for doubtful accounts	(8,461)	(7,578)
Receivables, net	$37,472	$31,997
During the years ended December 31, 2017, 2016 and 2015, the Company recognized bad debt expense of $1.2 million, $1.5 million and $1.3 million, respectively, and had write-offs, net of recoveries, related to uncollectable account receivables of $1.5 million, $4.7 million and $1.8 million, respectively, the majority of which was related to Tropicana AC.
NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	December 31,
		2017	2016
Land	—	$118,271	$116,597
Buildings and improvements	10 - 40	711,339	631,741
Furniture, fixtures and equipment	3 - 7	310,890	260,430
Riverboats and barges	5 - 15	12,764	18,145
Construction in progress	—	16,435	34,398
		1,169,699	1,061,311
Accumulated depreciation		(359,011)	(297,029)
Property and equipment, net		$810,688	$764,282
Depreciation expense for property and equipment totaled $73.2 million, $67.4 million and $63.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Interest capitalized during the construction of certain new assets for the years ended December 31, 2017, 2016 and 2015 was $0.8 million, $0.3 million and $0.7 million, respectively.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill and other indefinite-life intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.
Goodwill
Changes in the carrying amount of Goodwill by segment are as follows (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South	1,731	(1,731)	—	1,731	(1,731)	—
Corporate and other	10,704	(9,071)	1,633	10,704	(9,071)	1,633
Total	$26,659	$(10,802)	$15,857	$26,659	$(10,802)	$15,857

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets
Intangible assets consist of the following (in thousands):

	Estimated life (years)	December 31,
		2017	2016
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	37,387
Customer lists	3	7,660	160
Favorable lease	5 - 42	13,260	13,260
Intellectual property, other	1	550	—
Total intangible assets		84,357	76,307
Less accumulated amortization:
Customer lists		(2,035)	(146)
Favorable lease		(2,620)	(2,270)
Intellectual property, other		(412)	—
Total accumulated amortization		(5,067)	(2,416)
Intangible assets, net		$79,290	$73,891
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. At December 31, 2017 and 2016 the indefinite life gaming licenses consists of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively.
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. On March 31, 2017, concurrently with the sale of the Taj Mahal (see Note 12 - Related Party Transactions), the Company purchased the Taj Mahal customer database and certain other intellectual property for an aggregate purchase price of $8.05 million. The Company estimated the value of the customer database to be $7.5 million, which is being amortized over a period of three years commencing April 1, 2017. The remainder of the purchase price, estimated to represent the fair value of the intellectual property, is being amortized on a straight line basis over one year, commencing April 1, 2017. Total amortization expense related to customer lists and intellectual property, which is included in depreciation and amortization expense, for the year ended December 31, 2017 was $2.3 million, and for each of the years ended December 31, 2016 and 2015 was less than $0.1 million. Estimated annual amortization related to customer lists and intellectual property is anticipated to be $2.6 million in 2018, $2.5 million in 2019 and $0.6 million in 2020.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for the years ended December 31, 2017, 2016 and 2015, was $0.4 million, $0.4 million and $0.6 million, respectively. Estimated annual amortization related to the Company's favorable lease arrangements is anticipated to be $0.4 million in each of the years ending December 31, 2018, 2019, 2020, 2021 and 2022.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—IMPAIRMENT CHARGES, OTHER WRITE-DOWNS AND RECOVERIES
Impairment charges and other write-downs included in continuing operations consist of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Impairment of intangible assets	$—	$—	$26
Loss on disposal of assets	1,092	805	880
Gain on insurance recoveries	(4,971)	(1,016)	—
Total impairment charges, other write-downs and recoveries	$(3,879)	$(211)	$906
HoteLumière Insurance Recovery
In 2016, we filed a property damage and business interruption claim with our insurance carrier related to our HoteLumière room renovation project that commenced in July. In December 2016 we received insurance proceeds of $1.0 million as a partial payment toward the property damage claim, which was recorded as a gain in 2016. In April 2017, we received the balance of the property damage claim totaling $1.3 million. In December 2017, we received $3.6 million for payment of our business interruption claim.
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
CRDA Investments consist of the following (in thousands):

	December 31,
	2017	2016
CRDA investment in bonds	$19,211	$18,592
Less unamortized discount	(8,089)	(4,348)
Less valuation allowance	(4,616)	(4,115)
CRDA deposits	1,331	17,351
Less valuation allowance	(584)	(10,319)
CRDA direct investments	1,578	2,158
Less valuation allowance	(1,578)	(2,158)
Total CRDA investments	$7,253	$17,161
The CRDA bonds have various contractual maturities that range up to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights. The Company treats CRDA bonds as held-to-maturity since the Company has the ability and the intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. As such, the CRDA bonds are initially recorded at a discount in order to approximate fair value.
After the initial determination of fair value, the Company analyzes the CRDA bonds for recoverability on a quarterly basis based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is not fully recoverable, additional valuation allowances are recorded.
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

years ended December 31, 2017, 2016 and 2015, the Company recorded a charge of $3.5 million, a charge of $1.2 million and a reduction of $2.0 million, respectively, to general and administrative expenses on the accompanying consolidated statements of income, representing the changes in these investment reserves.
As a result of the NJ PILOT Law, which was enacted in May 2016 (see further discussion in Note 13, Commitments and Contingencies, NJ PILOT Law), the portion of investment alternative tax payments made by casino operators which are deposited with the CRDA and which have not been pledged for the payment of bonds issued by the CRDA will be allocated to the State of New Jersey for purposes of paying debt service on bonds previously issued by Atlantic City. That portion of the deposits which will be allocated to the State of New Jersey are no longer recorded as an investment with a corresponding allowance, but are charged directly to general and administrative expenses. During the years ended December 31, 2017 and 2016, the Company recorded a charge of $3.8 million and $2.1 million, respectively, to general and administrative expenses on the accompanying consolidated statements of income, representing that portion of investment alternative tax payments that is allocated to the State of New Jersey under the NJ PILOT Law and have no future value to the Company.
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
Through December 31, 2017, Tropicana AC had received a total of $18.2 million of reimbursements of Approved CRDA Project Funds under the program described above. The remainder of the Approved CRDA Project Funds is retained by the CRDA as an administrative charge.
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
Ruby Seven entered into a merger agreement with a third party pursuant to which Ruby Seven merged into the third party in a transaction that closed in February 2016. TEI R7 approved the agreement.  As a result of the merger transaction, all of Ruby Seven’s outstanding shares (including the shares held by TEI R7) were canceled and the Ruby Seven shareholders received merger consideration in exchange for their shares.  At closing, TEI R7 received cash in the approximate amount of $0.8 million, plus an earn-out consideration over three years following the closing, with a minimum earn-out of approximately $0.7 million, which is included in long-term assets on the accompanying consolidated balance sheets as of December 31, 2017 and 2016.
NOTE 9—LONG TERM PREPAID RENT AND OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2017	2016
Tropicana Evansville prepaid rent	$22,618	$13,326
Deposits	2,173	3,312
Timeshare inventory	3,656	3,684
Other	5,455	4,586
Long term prepaid rent and other assets	$33,902	$24,908

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued payroll and benefits	$44,644	$39,908
Accrued gaming and related	14,630	15,724
Accrued taxes	13,366	13,495
Other accrued expenses and current liabilities	19,054	17,028
Total accrued expenses and other current liabilities	$91,694	$86,155
NOTE 11—DEBT
Debt consists of the following (in thousands):

	December 31,
	2017	2016
Term Loan Facility, due 2020, interest at 4.6% and 4.0% annually at December 31, 2017 and 2016, respectively, net of unamortized discount of $0.3 million and $0.8 million at December 31, 2017 and 2016, respectively, and debt issuance costs of $1.0 million and $2.6 million at December 31, 2017 and 2016, respectively	$136,721	$286,825
Less current portion of debt	—	(3,000)
Total long-term debt, net	$136,721	$283,825
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

Approximately $172.4 million of the net proceeds from the Term Loan Facility were used to repay in full the principal amounts outstanding under the Company's then existing credit facilities which were terminated effective as of November 27, 2013. A portion of the proceeds from the Term Loan Facility was used to finance the Company's acquisition of Lumière Place in April 2014.

The Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0% annually. The interest rate increases by 2.00% following certain defaults. As of December 31, 2017, the interest rate on the Term Loan Facility was 4.6% annually.

The Term Loan Facility is guaranteed by all of the Company's domestic subsidiaries and additional subsidiaries may be required to provide guarantees, subject to limited exceptions. The Term Loan Facility is secured by a first lien on substantially all assets of the Company and the domestic subsidiaries that are guarantors, with certain limited exceptions. Subsidiaries that become guarantors will be required, with certain limited exceptions, to provide first liens and security interests in substantially all their assets to secure the Term Loan Facility.

At the election of the Company and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the Term Loan Facility may be increased, which increased amount may be comprised of additional term loans.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Term Loan Facility may be prepaid at the option of the Company at any time without penalty (other than customary LIBO Rate breakage fees). On September 29, 2017, the Company made an optional prepayment of $125 million on the Term Loan Facility; and on December 29, 2017, the Company made a second optional prepayment of $25 million. Under the terms of the Term Loan Facility, the optional prepayments are applied first to the next four quarterly mandatory principal payments, and second, to reduce on a pro-rata basis, the remaining scheduled principal payments. As a result of the optional prepayments in 2017, the Company wrote off a portion of the debt issuance costs and discount, totaling $1.4 million.

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

Key covenants binding the Company and its subsidiaries include (i) limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Term Loan Facility and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the Term Loan Facility at December 31, 2017.
Scheduled maturities of the Company's long-term debt at December 31, 2017 are as follows (in thousands):

Years ending December 31,
2018	$—
2019	368
2020	137,632
Total scheduled maturities	138,000
Unamortized debt discount	(292)
Debt issuance costs	(987)
Total long-term debt	$136,721
NOTE 12—RELATED PARTY TRANSACTIONS
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
Effective January 1, 2013, Icahn Sourcing restructured its ownership and changed its name to Insight Portfolio Group LLC (“Insight Portfolio Group”).  In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses.  The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. Commencing in the second quarter of 2016, an officer of the Company also serves on the Board of Directors of Insight Portfolio Group. The Company paid Insight Portfolio Group $0.2 million in each of the years ended December 31, 2017 and 2016 and $0.3 million in the year ended December 31, 2015.

WestPoint International, LLC
The Company and certain of its subsidiaries purchase sheets, towels and other products from WestPoint International, LLC (formerly WestPoint International, Inc., or "WPI"). WPI is an indirect wholly-owned subsidiary of Icahn Enterprises,

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which is indirectly controlled by Mr. Icahn. During the years ended December 31, 2017, 2016 and 2015, the Company paid $1.6 million, $0.3 million and $0.4 million, respectively, to WPI for purchases of these products.
Trump Entertainment Resorts, Inc. Agreements
The Company and its subsidiaries have been a party to several agreements with Trump Entertainment Resorts, Inc. ("TER") and its subsidiaries.
Management Agreement
On March 1, 2016, TEI Management Services LLC, a wholly owned subsidiary of the Company, entered into a management agreement with Trump Taj Mahal Associates, LLC (“TTMA”), an indirect wholly-owned subsidiary of TER and IEH Investments LLC (“IEH Investments”) (the "Management Agreement") pursuant to which TEI Management Services LLC managed the Taj Mahal in Atlantic City, New Jersey, owned by TTMA, and provided consulting services relating to the former Plaza Hotel and Casino in Atlantic City, New Jersey, owned by Trump Plaza Associates LLC (“Plaza Associates”). The Management Agreement, which commenced upon receipt of required New Jersey regulatory approvals on April 13, 2016, was effective for an initial five year term. TTMA, IEH Investments and Plaza Associates are indirect wholly owned subsidiaries of Icahn Enterprises (see Note 14 - Stockholders' Equity).
In October 2016, the Taj Mahal discontinued its operation as a casino hotel. TTMA exercised its right to terminate the Management Agreement without Cause (as defined in the Management Agreement), effective March 31, 2017, concurrently with the sale of the Taj Mahal to a third party and the surrender of TTMA's New Jersey casino license, at which time TEI Management Services LLC was paid a termination fee of $15 million pursuant to the provisions of the Management Agreement. The termination fee is reflected as "Termination fee from related party" in the accompanying consolidated statements of income for the year ended December 31, 2017.
For the years ended December 31, 2017 and 2016, the Company recorded $1.3 million and $3.6 million, respectively, of management fee income as a result of the Management Agreement, which is included in Management fee from related party in the accompanying consolidated statements of income.
Services Agreement
Effective April 1, 2017, Tropicana AC entered into a services agreement with TER (the "Services Agreement"), pursuant to which Tropicana AC performs certain administrative services for TER related to TTMA and Plaza Associates on a month to month basis in exchange for a one-time service fee in the amount of $0.6 million, which was paid on March 31, 2017. The Services Agreement has a one year term. At any time on or after September 30, 2017, TER may terminate the Services Agreement for any reason. If the Services Agreement is terminated before the end of the term, Tropicana AC will return a pro-rated portion of the fees paid by TER for the unexpired portion of the term.
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
Database License and IP Sales Agreements
Effective October 1, 2016, the Company and TER entered into a Database License Agreement pursuant to which the Company licensed the Taj Mahal customer database from TER. On March 31, 2017 the Company and TER agreed to terminate the Database License Agreement and entered into a Customer Database and IP Sales Agreement, pursuant to which the Company purchased the Taj Mahal customer database and certain other intellectual property owned by TER, including the Taj Mahal trademark, for an aggregate purchase price of $8.05 million.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Icahn Enterprises Holdings L.P.
Tender Offer
On June 23, 2017, the Company and Icahn Enterprises Holdings L.P., a Delaware limited partnership ("Icahn Enterprises") commenced a tender offer to purchase severally, and not jointly, up to 5,580,000 shares of common stock in the aggregate, at a price not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constituted the "Offer"). The Offer was completed on August 9, 2017. The Offer was made severally, and not jointly, by the Company and Icahn Enterprises and upon the terms and subject to the conditions of the Offer, first, the Company severally, and not jointly, purchased 800,000 of the shares properly tendered, and second, Icahn Enterprises severally, and not jointly, purchased the remaining shares properly tendered, totaling 2,121,712 shares. All shares purchased by the Company and Icahn Enterprises were purchased at the maximum offer price per share of $45. As a result of the completion of the Offer, as of December 31, 2017, Mr. Icahn indirectly controlled approximately 83.9% of the voting power of the Company’s Common Stock (see Note 14 - Stockholders’ Equity, Significant Ownership).
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In December 2017, the Company paid $12.9 million to AEP, representing the estimated federal income tax due for the period September 16, 2017 through December 31, 2017. As of December 31, 2017, the Company had recorded a receivable from AEP of approximately $7.0 million, representing the estimated overpayment of federal income taxes to AEP for the period September 16, 2017 through December 31, 2017.
NOTE 13—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent is $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that is amortized on a straight-line basis to rental expense over the term of the lease. The unfavorable lease liability balance was $5.6 million and $6.1 million as of December 31, 2017 and 2016, respectively, of which $5.1 million and $5.6 million is included in other long-term liabilities on the accompanying consolidated balance sheets as of December 31, 2017 and 2016, respectively.
Tropicana Evansville Land Lease
The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated. In January 2016 the Company and the City of Evansville entered into a sixth amendment to the lease agreement (the "Sixth Amendment"), which was approved by the Indiana Gaming Commission in February 2016, along with the Company's application to move its casino operation from its dockside gaming vessel to a landside gaming facility. Under the Sixth Amendment, in exchange for the Company's commitment to expend at least $50 million to develop a landside gaming facility (the "Tropicana Development Project") along with a pre-payment of lease rent in the amount of $25 million (the "Rental Pre-Payments"), the City of Evansville granted the Company a $20 million redevelopment credit (the "Redevelopment Credit"). In December 2015, the Company paid the first $12.5 million Rental Pre-Payment, and the second $12.5 million Rental Pre-Payment was paid in October 2017 immediately following the opening of the Tropicana Development Project. The Rental Pre-Payments will be applied against rent in equal monthly amounts over a period of one hundred and twenty (120) months which commenced upon the opening of the Tropicana Development Project, and the Redevelopment Credit will be applied against future rent in equal monthly amounts over a period of one hundred and twenty (120) months, commencing with the payment made in January 2018. The current term commenced December 1, 2015 and expires November 30, 2027 under the terms of the Sixth Amendment. Thereafter, the Company may extend the lease for a three (3) year term through November 30, 2030, followed by five (5) five-year renewal options through November 30, 2055. Under the terms of the Sixth Amendment, in the event the Company decides not to exercise its renewal option(s) and continues to conduct gaming operations in the City of Evansville, the lease may not be terminated and will continue through November 30, 2055, unless the Company and the City of Evansville enter into a replacement agreement that includes payments to the City

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of Evansville in the amount equal to rent payments under the lease. Under the terms of the lease, as amended by the Sixth Amendment, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 10% of the AGR in excess of $100 million.
Pursuant to the terms of the Sixth Amendment, the Company completed construction of the new landside gaming facility in October 2017. The facility encompasses approximately 75,000 square feet of enclosed space (including approximately 45,000 square feet of casino floor, two new food and beverage outlets, an entertainment lounge and back of house space). In addition, pursuant to the Sixth Amendment, the Company sold its riverboat casino to a third party and it was removed from its moorings so that the Evansville LST 325 Maritime vessel, an historic warship, can be docked in its place.
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
Trop Greenville Lease
Trop Greenville leases approximately four acres of land on which the casino and parking facilities of the casino are situated. Trop Greenville is required to pay an amount equal to 2% of its monthly gross gaming revenues in rent, with a minimum monthly payment of $75,000. In addition, in any given year in which annual gross gaming revenues exceed $36.6 million, Trop Greenville is required to pay 8% of the excess amount as rent pursuant to the terms of the lease. The current lease expires in 2019 with options to extend its term through 2044.
Trop Greenville also leases, from the Board of Mississippi Levee Commissioners, and operates the Greenville Inn and Suites, a 40-room hotel, located less than a mile from the casino. The current lease for the property calls for lease payments which increase annually based on the consumer price index, subject to a minimum annual increase of 3.3%. For the current lease year ending February 28, 2018, the annual rent is less than $0.1 million.
In October 2013, Trop Greenville entered into an additional lease agreement with the City of Greenville, Mississippi, for a parcel of land adjacent to Trop Greenville upon which the Company constructed a parking lot in conjunction with its expansion of the Trop Greenville casino. The initial term of the lease expires in August 2020, and the Company has several options to extend the lease for a total term of up to twenty-five years. Initial annual rent is $0.4 million with rent adjustments in option periods based upon the Consumer Price Index.
Tropicana Aruba Land Lease
The Company assumed a land lease in August 2010 for approximately 14 acres of land on which Tropicana Aruba is situated through July 30, 2051. Under the terms of the land lease, the annual rent is approximately $0.1 million.
Operating Leases
In addition to the above land and building leases, the Company leases various land parcels, buildings and equipment used in its operations including the office space for its corporate office in Las Vegas, Nevada. Future minimum rental payments, including the prepayment of rent to the City of Evansville, that have initial or remaining non-cancelable lease terms (excluding renewable periods) in excess of one year as of December 31, 2017 are as follows (in thousands):

Years ending December 31,
2018	$6,835
2019	6,300
2020	5,512
2021	4,804
2022	4,789
Thereafter	31,064
Total	$59,304

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rent expense included in continuing operations totaled approximately $15.4 million, $14.5 million and $14.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Other Commitments and Contingencies
2011 New Jersey Legislation
On February 1, 2011, New Jersey enacted legislation (the "Tourism District Bill") that delegated redevelopment authority and creation of a master plan to the CRDA and allowed the CRDA the ability to enter into a fiveyear public private partnership with the casinos in Atlantic City that had formed the Atlantic City Alliance ("ACA") to jointly market the city. The law obligated the Atlantic City casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for the Tourism District Bill in the aggregate amount of $30.0 million annually through 2016. Each Atlantic City casino's proportionate share of the assessment was based on the gross revenue generated in the preceding fiscal year. The Company paid $3.7 million and $3.6 million, respectively, for the years ended December 31, 2016 and 2015 (see NJ PILOT LAW for further discussion of the ACA, below).
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
On August 1, 2017, Tropicana AC, the City of Atlantic City and the New Jersey Department of Community Affairs entered into a Real Estate Tax Appeal Settlement Agreement (the "Settlement Agreement") pursuant to which the parties agreed to settle Tropicana AC's 2015 and 2016 real estate tax appeals pending before the Tax Court of New Jersey (the "Pending Tax Appeals"). The Settlement Agreement, among other things, provided for refunds in the aggregate amount of approximately $36.8 million in respect of the Pending Tax Appeals and Tropicana AC's 2017 PILOT Payment. The portion of the settlement related to the reduction in 2017 PILOT expense has been recorded as a reduction to the current year expense to the PILOT CAP of $8.4 million, which is included in General and administrative expenses on the accompanying consolidated statements of income for the year ended December 31, 2017. The balance of the settlement is included as Real estate tax settlement on the accompanying consolidated statements of income for the year ended December 31, 2017. Tropicana AC received full payment of the refunds in early October 2017. In addition, the Settlement Agreement provides for a reduction in the assessed value of

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tropicana AC for real estate tax purposes for calendar year 2015, including a corresponding reduction of Tropicana AC's PILOT CAP for each of calendar years 2018 through 2021, from approximately $19.8 million to approximately $8.4 million.
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
Indiana Gaming Tax Law Change
In May 2017, Indiana enacted changes to its gaming tax structure that will have an impact on Tropicana Evansville tax payments to Indiana. Effective July 1, 2017, in accordance with Indiana P.L. 268, for gaming operations that relocated to an inland casino by December 31, 2017, Indiana law eliminates the $3 per person admission charge, replacing it with a supplemental wagering tax in the amount of 3% of adjusted gross receipts commencing from the date of opening the inland casino through June 30, 2018. Tropicana Evansville qualifies under this provision, as the construction of the landside gaming facility was completed and became operational in October 2017. Beginning July 1, 2018 the supplemental wagering tax is to be calculated as the casino's adjusted gross receipts multiplied by the percentage of the total casino’s admissions tax that the riverboat paid beginning July 1, 2016 and ending June 30, 2017, divided by the casino’s adjusted gross receipts beginning July 1, 2016 and ending June 30, 2017, with the supplemental wagering tax not to exceed 4% beginning July 1, 2018 and ending June 30, 2019, and 3.5% thereafter. In addition, under the new law, commencing in 2018 and phased-in over a seven (7) year period, Indiana casino operators will be able to deduct gaming taxes when calculating Indiana corporate income tax.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense and priority claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying consolidated balance sheets as of December 31, 2017 and 2016. In its objection to Wimar and CSC's motions for summary judgment, the Company disputed the administrative expense and/or priority status of certain amounts claimed and also contended that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established by the bankruptcy reorganization plan, against CSC and Wimar (the "Litigation Trust Proceeding"), and be set off against any judgment against Wimar and CSC in the Litigation Trust Proceeding against them.
In October 2015, the Bankruptcy Court issued an opinion and entered an order (1) denying Wimar's and CSC's Motions for Summary Judgment seeking allowance and payment of administrative expense claims, (2) granting, in part, CSC's Motion for Summary Judgment to allow priority status under Bankruptcy Code Section 507(a)(5) for certain contributions made to employee benefit plans, and (3) denying, in part, CSC's request for prepayment of the priority claims. The Company has a motion pending with the Bankruptcy Court seeking clarification of certain aspects of the Bankruptcy Court's opinion and order. Any further litigation on the Wimar and CSC administrative expense claim has been consensually continued until after the Litigation Trust Proceeding is resolved. The Company continues to dispute any payment obligation to Wimar or CSC.
Tropicana AC Employee Variable Annuity Pension Plan
In connection with the collective bargaining agreement and related settlement agreement (the “Settlement Agreement”) that was executed in May 2014 between Tropicana AC and UNITE HERE Local 54 (“Local 54”), the parties agreed that

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tropicana AC would establish a Variable Annuity Pension Plan (“VAPP”), a defined benefit pension plan, for certain Tropicana AC Local 54 employees. The VAPP became effective on August 8, 2017 upon receipt of a favorable determination from the Internal Revenue Service (“IRS”) and formal adoption of the VAPP by Tropicana AC.
Pursuant to the provisions of the VAPP, no individual is able to become a participant before January 1, 2018. Therefore, there are no VAPP participants as of December 31, 2017 and hence no benefits had accrued under the VAPP as of December 31, 2017. Once an employee becomes a participant in the VAPP, in certain circumstances his or her benefit may take into account years of prior service with Tropicana AC on or after February 1, 2014. The VAPP is administered by a Retirement Committee composed of an equal number of members appointed by Tropicana AC and Local 54. The VAPP is intended to provide certain eligible Local 54 employees with retirement benefits in accordance with the VAPP. In accordance with the Settlement Agreement, Tropicana AC is required to initially fund the VAPP with contributions in the amount of $1.93 per hour for each straight time hour paid to regular employees covered by the collective bargaining agreement during the period commencing February 1, 2014 through and including August 8, 2017. Contributions to the VAPP through the end of the current collective bargaining agreement of February 29, 2020, will be calculated at $1.93 per straight time hour paid to employees covered by the agreement.
Based on the Settlement Agreement, Tropicana AC has recorded a liability for the estimated initial amount of funding of the VAPP. The amount of this liability, which is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheets, was $11.6 million and $8.1 million as of December 31, 2017 and 2016, respectively.
Commencing in 2018, with the introduction of participants into the VAPP, pension expenses will be calculated using actuarial assumptions, including an expected long-term rate of return on assets and discount rate, based on a long-term investment strategy that will be developed by the Retirement Committee. Tropicana AC will evaluate all of the actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions and various other factors.
Affiliate Pension Obligations
Mr. Icahn, through certain affiliates, owns approximately 83.9% of the Company's common stock. Applicable pension and tax laws make each member of a "controlled group" of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in TEI by Mr. Icahn's affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%.  Two such entities, ACF Industries LLC ("ACF") and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and ERISA, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2017 and December 31, 2016. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be collectively underfunded by approximately $424 million and $613 million as of December 31, 2017 and December 31, 2016, respectively. These results are based on the most recent information provided by Mr. Icahn's affiliates based on information from the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, TEI would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. In addition, other entities now or in the future within the controlled group that includes TEI may have pension plan obligations that are, or may become, underfunded, and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the ACF and Federal-Mogul pension plans requires such entities to notify the PBGC of certain "reportable events," such as if TEI were to cease to be a member of the controlled group, or if TEI makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

except with respect to liability in respect of any employee benefit plan, as defined in ERISA §3(3), maintained by any member of the Tropicana Group.
Based on the contingent nature of potential exposure related to these affiliate pension obligations and the indemnification from Icahn Enterprises, no liability has been recorded in the accompanying consolidated financial statements.
Predecessor Claim Settlement - Professional Fees
In July 2016, the Bankruptcy Court approved a settlement agreement related to the Predecessors, which resulted in the Company receiving a payment of $3.1 million related to certain professional fees previously paid by the Company. This amount was recognized as a one-time gain in the accompanying consolidated statements of income for the year ended December 31, 2016.
Litigation in General
The Company is a party to various litigation that arises in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.
NOTE 14—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 23,834,512 shares and 24,634,512 shares were issued and outstanding as of December 31, 2017 and December 31, 2016, respectively. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
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
As of December 31, 2017, the Company has repurchased 2,477,988 shares of our stock at a total cost of $78.8 million under the Stock Repurchase Program, including 800,000 shares which were purchased in August 2017 under the Tender Offer (see Note 12 - Related Party Transactions "Icahn Enterprises Holdings L.P - Tender Offer"). In all instances, the repurchased shares were subsequently retired.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of December 31, 2017 or December 31, 2016. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant Ownership
At December 31, 2017, Mr. Icahn indirectly controlled approximately 83.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
NOTE 16—EMPLOYEE BENEFIT PLANS
Retirement Plans
The Company offers a defined contribution 401(k) plan, which covers substantially all employees who are not covered by a collective bargaining agreement and who reach certain age and length of service requirements. Plan participants can elect to defer before tax compensation through payroll deductions. Such deferrals are regulated under Section 401(k) of the Internal Revenue Code. The plan allows for the Company to make an employer contribution on the employee's behalf at the Company's discretion. The Company expensed no matching contributions in 2017, 2016 or 2015.

Multiemployer Pension Plans
At December 31, 2017 and 2016 we had collective bargaining agreements with unions covering certain employees. Since February 2012, the Company has not participated in any union-sponsored, collectively bargained, multiemployer defined benefit pension plans. The risks of participating in multiemployer pension plans are different from single-employer pension plans in the following aspects: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (iii) if the Company stops participating in some of its multiemployer pension plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The Company made no contributions to these multiemployer plans for the years ended December 31, 2017, 2016 and 2015.
Tropicana AC Employee Variable Annuity Pension Plan
In connection with the collective bargaining agreement and related Settlement Agreement that was executed in May 2014 between Tropicana AC and Local 54, the parties agreed to establish a VAPP, a defined benefit pension plan, for certain Tropicana AC Local 54 employees. The VAPP became effective on August 8, 2017 upon receipt of a favorable determination from the IRS and formal adoption of the VAPP by Tropicana AC. Pursuant to the provisions of the VAPP, no individual is able to become a participant before January 1, 2018. Therefore, there are no VAPP participants as of December 31, 2017 and hence no benefits had accrued under the VAPP as of December 31, 2017 (see Note 13 - Commitments and Contingencies, Tropicana AC Employee Variable Annuity Pension Plan).
NOTE 17—INCOME TAXES
For the period January 1, 2017 through September 15, 2017 and the years ended December 31, 2016 and 2015, the Company files a consolidated federal income tax return and is the common parent for income tax purposes. Beginning with

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the period September 16, 2017 through December 31, 2017, the Company is included in the consolidated federal tax return of AEP (see Note 12 - Related Party Transactions "Tax Allocation Agreement"). The provision for income taxes is calculated by using a "separate return" method. Under this method, the Company is assumed to file a separate return with the tax authority, thereby reporting its taxable income or loss and paying the applicable tax to or receiving the appropriate refund from AEP. The current provision is the amount of tax payable or refundable on the basis of a hypothetical, current-year separate return. Deferred taxes are provided on temporary differences and on any carryforwards that could be claimed on the hypothetical return and assess the need for a valuation allowance on the basis of projected separate return assets.
For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Year ended December 31,
	2017	2016	2015
United States	$142,923	$72,028	$69,253
Foreign	(2,070)	(4,834)	(4,761)
Total	$140,853	$67,194	$64,492
The income tax expense (benefit) attributable to net income from continuing operations before income taxes is as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$22,043	$3,270	$6,289
State	2,981	(1,126)	2,920
Total current	25,024	2,144	9,209
Deferred:
Federal	65,268	21,822	17,297
State	714	(316)	586
Total deferred	65,982	21,506	17,883
Expense (benefit) from income taxes	$91,006	$23,650	$27,092

A reconciliation of the federal income tax statutory rate and the effective tax rate is as follows:

	Year ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Employment credits	(0.6)	(1.6)	(0.5)
Permanent differences	0.7	1.1	0.5
Foreign rate differential	0.1	0.7	0.5
State tax	4.5	0.2	5.2
Prior year true-up	—	(1.1)	0.8
Valuation allowance	(2.5)	0.9	0.5
Tax rate change	27.4	—	—
Effective tax rate	64.6%	35.2%	42.0%

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The major tax-effected components of the net deferred tax asset (liability) are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Receivables	$1,911	$2,571
Accrued compensation	2,932	9,046
Reserves/accrued liabilities	4,766	7,454
Net operating loss carryforward	38,018	63,521
Property and equipment	52,040	92,566
Other assets	4,457	2,081
Gross deferred tax assets	104,124	177,239
Valuation allowance	(24,544)	(24,688)
Total deferred tax assets	$79,580	$152,551

Deferred tax liabilities:
Deductible prepaid expenses	$(2,960)	$(4,650)
Intangible assets	(22,890)	(28,189)
Total deferred tax liabilities	(25,850)	(32,839)
Net deferred tax assets (liabilities)	$53,730	$119,712

On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. Among other things, the Act permanently lowers the corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  As a result of the reduction of the corporate tax rate to 21%, the Company has re-valued its deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. As a result of the re-valuation, the Company’s net deferred tax assets were reduced by $38.6 million with a corresponding increase to deferred tax expense. The Act also imposes a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Company has determined that there is no repatriation tax on our foreign subsidiaries.
The Company has federal net operating loss carryforwards pursuant to the acquisition of Adamar. Internal Revenue Code Section 382 ("Section 382") places certain limitations on the annual amount of net operating loss carryforwards that can be utilized when a change of ownership occurs. The Company believes its acquisition of Adamar was a change in ownership pursuant to Section 382. As a result of the annual limitation, the net operating loss carryforward amount available to be used in future periods is approximately $140.0 million and will begin to expire in 2027 and forward.
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
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2017	2016	2015
Unrecognized tax benefits, beginning of period	$5,441	$—	$—
Increases based on tax positions related to the prior year	—	2,002	—
Increases based on tax positions related to the current year	—	3,439	—
Decreases based on tax positions related to the prior year	$(4,010)
Unrecognized tax benefits, end of period	$1,431	$5,441	$—
The entire balance of unrecognized tax benefits, if recognized, would not materially affect the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. In the next twelve months, the Company expects the liability for the unrecognized tax benefits to be reduced by $1.4 million as a result of a lapse of the statute of limitations.

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
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income from continuing operations before income taxes for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	Year ended December 31,
	2017	2016	2015
Net revenues:
East	$385,913	$344,124	$322,309
Central	303,968	290,024	288,882
West	111,694	110,154	104,610
South	95,290	99,267	95,676
Corporate and other (1)	1,325	3,583	—
Total net revenues	$898,190	$847,152	$811,477
Operating income:
East	$79,980	$21,308	$30,932
Central	56,335	48,136	42,529
West	13,372	13,373	11,405
South	7,473	8,602	7,801
Corporate and other	(19,692)	(15,373)	(16,443)
Total operating income	$137,468	$76,046	$76,224
Reconciliation of operating income to income before income taxes:
Operating income	$137,468	$76,046	$76,224
Interest expense	(10,979)	(12,678)	(12,348)
Interest income	722	726	616
Predecessor claim settlements	—	3,100	—
Termination fee from affiliate	15,000	—	—
Term loan discount/cost write down	(1,358)	—	—
Income before income taxes	$140,853	$67,194	$64,492
(1) Primarily represents management fee income from related party

	December 31,
	2017	2016
Assets by segment:
East	$411,390	$497,847
Central	455,686	402,651
West	128,866	132,238
South	127,890	127,146
Corporate and other	75,650	165,153
Total assets	$1,199,482	$1,325,035

TROPICANA ENTERTAINMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(amounts in thousands, except per share data)
Net revenues	$217,387	$222,296	$245,605	$212,902
Operating income	29,473	24,434	74,093	9,468
Net income	$25,767	$13,347	$44,591	$(33,858)
Basic and diluted net income per common share	$1.05	$0.54	$1.84	$(1.38)

	Year ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(amounts in thousands, except per share data)
Net revenues	$205,153	$207,539	$231,023	$203,437
Operating income	18,565	12,090	33,857	11,534
Net income	$9,285	$5,424	$20,595	$8,240
Basic and diluted net income per common share	$0.35	$0.21	$0.79	$0.33