Form 10-Q
period 2018-03-31
Tropicana Entertainment Inc.
filed 2018-05-02
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2018
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 1, 2018, there were 23,834,512 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,412	$103,069
Restricted cash	16,099	15,918
Receivables, net	35,864	37,472
Income tax receivable from related party	1,404	6,960
Inventories	7,425	7,573
Prepaid expenses and other assets	17,799	23,807
Total current assets	197,003	194,799
Property and equipment, net	811,425	810,688
Goodwill	15,857	15,857
Intangible assets, net	78,440	79,290
Investments	7,114	7,253
Deferred tax assets, net	57,908	58,313
Long-term prepaid rent and other assets	35,057	33,902
Total assets	$1,202,804	$1,200,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	39,163	42,495
Accrued expenses and other current liabilities	77,859	94,455
Total current liabilities	117,022	136,950
Long-term debt, net	136,851	136,721
Other long-term liabilities	7,808	7,257
Deferred tax liabilities	3,963	3,963
Total liabilities	265,644	284,891
Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 23,834,512 shares issued and outstanding at March 31, 2018 and December 31, 2017	238	238
Additional paid-in capital	521,553	521,553
Retained earnings	413,844	393,420
Accumulated other comprehensive income	1,525	—
Total shareholders' equity	937,160	915,211
Total liabilities and shareholders' equity	$1,202,804	$1,200,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2018	2017
Revenues:
Casino	$150,915	$145,474
Room	36,344	35,538
Food and beverage	28,768	26,497
Other	7,393	7,267
Management fee from related party	—	1,250
Total revenues	223,420	216,026
Operating costs and expenses:
Casino	60,040	56,083
Room	15,778	15,366
Food and beverage	23,252	22,043
Other	4,474	4,960
Marketing, advertising and promotions	17,590	17,724
General and administrative	36,683	36,954
Maintenance and utilities	17,557	16,812
Depreciation and amortization	20,170	17,620
Impairment charges, other write-downs and recoveries	(30)	(1,131)
Real estate tax settlement	(880)	—
Total operating costs and expenses	194,634	186,431
Operating income	28,786	29,595

Other income (expense):
Interest expense	(1,716)	(2,965)
Interest income	162	253
Termination fee from related party	—	15,000
Total other income (expense)	(1,554)	12,288
Income before income taxes	27,232	41,883
Income tax expense	(6,808)	(16,037)
Net income	$20,424	$25,846

Basic and diluted income per common share:
Net income	$0.86	$1.05

Weighted-average common shares outstanding:
Basic and diluted	23,835	24,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
Net income	$20,424	$25,846
Components of other comprehensive income:
Actuarial gain related to defined benefit pension plan, net of taxes of $405	1,525	—
Other comprehensive income	1,525	—

Comprehensive income	21,949	25,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$20,424	$25,846
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance recoveries	—	(1,278)
Depreciation and amortization	20,170	17,620
Amortization of debt discount and debt issuance costs	130	245
Change in investment reserves	286	(1,074)
Loss on disposition of asset	(30)	147
Changes in operating assets and liabilities:
Receivables, net	1,608	7,275
Income tax receivable from related party	5,556	—
Inventories, prepaids and other assets	6,156	(4,686)
Accrued interest	4	(3)
Accounts payable, accrued expenses and other liabilities	(18,078)	2,014
Long term prepaid rent and other noncurrent assets and liabilities, net	1,412	473
Net cash provided by operating activities	37,638	46,579
Cash flows from investing activities:
Additions of property and equipment	(22,996)	(24,954)
Intangible assets acquired	—	(8,050)
Other	882	602
Net cash used in investing activities	(22,114)	(32,402)
Cash flows from financing activities:
Payments on debt	—	(750)
Net cash used in financing activities	—	(750)
Net increase in cash, cash equivalents and restricted cash	15,524	13,427
Cash, cash equivalents and restricted cash, beginning of period	118,987	254,457
Cash, cash equivalents and restricted cash, end of period	$134,511	$267,884

Supplemental cash flow disclosure:
Cash paid for interest, net of interest capitalized	$1,582	$2,721
Cash paid for income taxes, net of refunds received	—	—
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	9,485	9,628
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

The Company, through its wholly-owned subsidiary, TEI Management Services LLC, also provided management services to the Taj Mahal Casino Hotel property ("Taj Mahal") in Atlantic City through its sale in March 2017 and provides services to the closed Plaza Hotel in Atlantic City (see Note 12 - Related Party Transactions). In addition, the Company, through its wholly-owned subsidiary, TropWorld Games LLC, operates an online social gaming site. The operating results of all other subsidiaries of the Company are reported under the heading of "Corporate and other" as they have been determined to not meet the aggregation criteria as separately reportable segments.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles in the United States ("GAAP") are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

year ended December 31, 2017, from which the accompanying condensed consolidated balance sheet information as of that date was derived.
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
Restricted Cash
Restricted cash consists primarily of cash held in separate bank accounts designated for specific purposes. At both March 31, 2018 and December 31, 2017, $7.4 million was restricted to collateralize letters of credit. Also at March 31, 2018 and December 31, 2017, $6.8 million and $6.6 million, respectively, was held in a separate bank account to be used for purchases of replacement furniture, fixtures and equipment at the Four Seasons Hotel St. Louis, as required by contract. In addition, at each of March 31, 2018 and December 31, 2017, a total of $1.9 million was held as restricted cash as required by gaming regulatory agencies in Nevada, New Jersey and Missouri.
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
Revenue Recognition
The Company's revenue contracts with customers consist primarily of gaming wagers, hotel room sales, food and beverage transactions, and sales of other retail goods and services. Casino revenue represents the difference between wins and losses from gaming activities. The Company applies a practical expedient by accounting for gaming contracts on a portfolio basis, rather than as individual contracts, as gaming wagers have similar characteristics and the Company reasonably expects the effects on the financial statements will not differ materially from that which would result if applying the revenue recognition standard to each individual wagering transaction. Room, food and beverage and other operating revenues are recognized at the time the goods or services are provided, and are recorded net of any sales, use and other applicable taxes that are collected by the Company at the point of sale.
The Company’s gaming wager contracts involve multiple performance obligations for those customers who participate in the Company’s loyalty programs (the “Programs”). Under the Programs, customers earn points from their gaming wager activities, which may be redeemed, subject to certain limitations and the terms of the programs, for free slot play, cash, food, beverages, rooms or merchandise. For purposes of allocating the transaction price in a wagering transaction between the gaming performance obligation and the obligation associated with the loyalty points earned, the Company determines the stand-alone selling price of the loyalty points earned, which is the retail value of the free slot play, services or merchandise for which points can be redeemed. Since the stand-alone selling price for wagers is highly variable and no set established price can be determined for such wagers, the amount of revenue allocated to the gaming wager is determined using the residual approach, after determining the value of the loyalty points. The gaming revenue is recognized when the wagers occur; the loyalty point liability amount is deferred and recognized as revenue when the customer redeems their points, at the retail value of rooms,

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

food and beverage or other goods and services. See "Adoption of New Accounting Standards" below, for discussion of the impact of the adoption of ASC Topic 606 as of January 1, 2018 and Note 19 - Segment Information, for disaggregation of revenue detail for our reportable segments.
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
Customer Contract Liabilities
The Company provides numerous goods and services to its customers. There is often a timing difference between payments by customers and recognition of revenue for each of the related performance obligations. The Company’s primary types of liabilities associated with contracts with customers are (1) loyalty program liabilities, (2) outstanding chip and slot voucher liability and (3) customer deposits and other deferred revenue for gaming and non-gaming products and services to be provided in the future. The loyalty program liabilities represent a deferral of casino revenue until the customer redeems the incentives earned, and are typically expected to be redeemed and recognized within one year or sooner of being earned. The Program liabilities are recorded net of an estimated "breakage" factor, which assumes that some points will expire without being redeemed; the breakage is estimated based on historical redemption rates at each Tropicana property, as redemption and expiration periods of Program incentives vary at each property. Outstanding chip and slot voucher liabilities represents amounts owed to customers for gaming chips and slot tickets in their possession, which are expected to be recognized as revenue or redeemed within one year. Customer deposits and other deferred revenue includes cash deposits made by customers for future services to be provided by the Company, including deposits for services such as gaming and internet gaming activities, timeshare sales and maintenance fees and hotel room stays, which are expected to be recognized as revenue or refunded to the customer within one year of the date the deposit was recorded. In the case of a hotel contract involving multiple days, the transaction price is recognized as revenue over the days based on the contract rate for each night's stay.
The following table summarizes the liabilities related to contracts with customers (in thousands):

	Loyalty Program Liabilities		Outstanding Chip and Voucher Liabilities		Customer Deposits and Other Deferred Revenue
	2018	2017	2018	2017	2018	2017
Balances at January 1	$7,947	$9,234	$4,718	$4,689	$5,019	$4,358
Balances at March 31	8,053	9,401	5,844	4,161	4,890	4,999
Increase (decrease), net	$106	$167	$1,126	$(528)	$(129)	$641
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

methods. In addition, the FASB issued several other amendments during 2016 to FASB ASC Topic 606, Revenue from Contracts with Customers that include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations, licensing guidance, technical guidance and other narrow scope improvements.
This standard provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services provided to the customer. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.
The Company adopted this standard on January 1, 2018, using the full retrospective method, which required the restatement of prior period results reported. The adoption of this standard principally affects the presentation of rewards earned and redeemed by our customers under our loyalty programs. Under the new standard, incentives earned by our customers as a result of their gaming activity under our loyalty programs creates a separate performance obligation, which requires the deferral of a portion of the gaming revenue for the value of that obligation. When the customer redeems the incentives and the performance obligation is fulfilled, the deferred revenue is recognized in the venue that provides the goods or services (for example, hotel, food, beverage, or other) at the retail value of the goods or services provided. Before the adoption of this standard, loyalty program redemptions were recorded as complimentary revenues within the venue of redemption, with a corresponding deduction through promotional allowances. As a result of the adoption of this standard, the deduction for promotional allowances is eliminated.
The standard also requires the deferred revenue obligation to be measured at the expected retail value of the benefits owed to the customer, adjusted for expected redemptions ("breakage") by customers; previously, the liability for loyalty program incentives was measured at the anticipated cost of the benefits to be provided, adjusted for expected breakage. As a result of the adoption of this standard, the deferred revenue obligation for incentives earned but not yet redeemed by our customers increased by approximately $3 million.
In addition, the adoption of this standard requires certain adjustments and other reclassifications within revenue and expense categories on our statement of income, which did not impact our previously reported operating income or net income.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The tables below provide a reconciliation of results as previously reported and the resulting impacts from the adoption of ASC 606 and ASU No. 2016-18, Restricted Cash, which is described below (in thousands except per share data):

Consolidated Balance Sheet	Balance at December 31, 2017
	As Previously Reported	Adoption of ASC 606	As Adjusted
Deferred tax assets, net	$57,693	$620	$58,313
Total assets	1,199,482	620	1,200,102
Accrued expenses and other current liabilities	91,694	2,761	94,455
Total liabilities	282,130	2,761	284,891
Retained earnings	395,561	(2,141)	393,420
Total shareholders' equity	917,352	(2,141)	915,211
Total liabilities and shareholders' equity	$1,199,482	$620	$1,200,102

Consolidated Statement of Income	Three months ended March 31, 2017
	As Previously Reported	Adoption of ASC 606	As Adjusted
Casino revenue	$177,420	$(31,946)	$145,474
Rooms, food, beverage and other revenue	62,407	8,145	70,552
Promotional allowances	(22,440)	22,440	—
Total revenue	217,387	(1,361)	216,026
Operating costs and expenses	187,914	(1,483)	186,431
Operating income	29,473	122	29,595
Income before taxes	41,761	122	41,883
Income tax expense	(15,994)	(43)	(16,037)
Net income	$25,767	$79	$25,846
Income per common share	$1.05	$—	$1.05

Consolidated Statement of Cash Flows	Three Months Ended March 31, 2017
	As Previously Reported	Adoption of ASC 606	Adoption of ASU No. 2016-18	As Adjusted
Net income	$25,767	$79	$—	$25,846
Restricted cash funded - operating activities	(72)	—	72	—
Accounts payable, accrued expenses and other liabilities	2,093	(79)	—	2,014
Net cash provided by operating activities	46,507	—	72	46,579
Restricted cash funded - investing activities	(213)	—	213	—
Net cash used in investing activities	(32,615)	—	213	(32,402)
Restricted cash funded - financing activities	(2)	—	2	—
Net cash used in financing activities	(752)	—	2	(750)
Net increase in cash	13,140	—	287	13,427
Cash, cash equivalents and restricted cash, beginning of period	239,615	—	14,842	254,457
Cash, cash equivalents and restricted cash, end of period	$252,755	$—	$15,129	$267,884
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends FASB ASC Topic 230, Statement of Cash Flows. This ASU seeks to reduce the diversity currently in practice by providing guidance on the presentation of eight specific cash flow issues in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU No. 2016-15 on January 1, 2018; the adoption of this standard did not have any impact on our consolidated statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends FASB ASC Topic 740, Income Taxes. This ASU requires the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This ASU is effective

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU No. 2016-16 on January 1, 2018; the adoption of this standard did not have any impact on our consolidated financial position, results of operations, cash flows and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends FASB ASC Topic 230, Statement of Cash Flows. This ASU requires that the statement of cash flows explain the change during the period of total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU No. 2016-18 on January 1, 2018. The adoption of this standard resulted in a restatement of our statement of cash flows for the prior year, to show the change in total cash, including amounts included as restricted cash, and to include restricted cash in the beginning and ending period cash balances
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of right-of-use assets and lease liabilities, measured at the present value of the future minimum lease payments, by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. Early application is permitted. The Company continues to evaluate the impact of this guidance, and is currently unable to reasonably estimate the impact of this guidance, if any, on the Company's consolidated financial statements and related footnote disclosures.
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
Reclassifications
The unaudited condensed consolidated financial statements reflect certain reclassifications to prior year amounts in order to conform with the current year presentation. The reclassifications had no effect on previously reported net income, except as noted above as a result of the adoption of ASC 606.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table presents a summary of fair value measurements by level for certain assets measured at fair value on a recurring basis included in the accompanying condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 (in thousands):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets:
CRDA deposits, net	$—	$—	$505	$505

December 31, 2017
Assets:
CRDA deposits, net	$—	$—	$587	$587
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposits at fair value. As of March 31, 2018 and December 31, 2017, the remainder of funds on deposit with the CRDA which are not attributable to the amended CRDA grant agreement, as discussed further in Note 7 - Investments, are classified in the fair value hierarchy as Level 3, and estimated using valuation allowances calculated based on market rates for similar assets and other information received from the CRDA.
The following table summarizes the changes in fair value of the Company's Level 3 CRDA deposits (in thousands):

	Three months ended March 31,
	2018	2017
Beginning Balance	$587	$1,202
Realized or unrealized gains/(losses)	(278)	(7)
Additional CRDA deposits	307	326
Purchases of CRDA investments	(111)	(387)
Ending Balance	$505	$1,134
Realized or unrealized gains/(losses) related to the Level 3 investments held at the end of the reporting period are included in general and administrative expenses on the accompanying condensed consolidated statements of income. There were no transfers between fair value levels during the periods ended March 31, 2018 and 2017.
Long-term Debt
The Company's long-term debt is carried at amortized cost in the accompanying consolidated balance sheets. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices for similar issues. The estimated fair value of long-term debt as of March 31, 2018 and December 31, 2017 is approximately $139.0 million and $139.4 million, respectively. See Note 10 - Debt for the discussion regarding the optional prepayments of long-term debt in 2017.
CRDA Bonds
The Company's CRDA bonds are classified as held-to-maturity since the Company has the ability and intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. The CRDA bonds are initially recorded at a discount to approximate fair value. After the initial determination of fair value, the Company will analyze the CRDA bonds quarterly for recoverability based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional allowances will be recorded. The fair value of the Company's CRDA bonds is considered a Level 3 fair value measurement. The CRDA bonds carrying value as of March 31, 2018 and December 31, 2017 net of the unamortized discount and allowances was $6.6 million and $6.5 million, respectively, which approximates fair value. See Note 7 - Investments for more detail related to the CRDA bonds.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 4—RECEIVABLES
Receivables consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Casino	$11,053	$11,803
Hotel	6,109	6,287
Income tax receivable	8,111	9,414
Other	18,990	18,429
Receivables, gross	44,263	45,933
Allowance for doubtful accounts	(8,399)	(8,461)
Receivables, net	$35,864	$37,472
NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	March 31, 2018	December 31, 2017
Land	—	$118,268	$118,271
Buildings and improvements	10 - 40	722,389	711,339
Furniture, fixtures and equipment	3 - 7	317,522	310,890
Riverboats and barges	5 - 15	12,764	12,764
Construction in progress	—	16,214	16,435
Property and equipment, gross		1,187,157	1,169,699
Accumulated depreciation		(375,732)	(359,011)
Property and equipment, net		$811,425	$810,688
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in business combinations or under fresh-start reporting. Goodwill and other indefinite-life intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year and in certain situations between those annual dates. See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for more detail related to the goodwill impairment analysis.
The carrying amounts of Goodwill by segment are as follows (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South	1,731	(1,731)	—	1,731	(1,731)	—
Corporate and other	10,704	(9,071)	1,633	10,704	(9,071)	1,633
Total	$26,659	$(10,802)	$15,857	$26,659	$(10,802)	$15,857

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Intangible assets consist of the following (in thousands):

	Estimated life (years)	March 31, 2018	December 31, 2017
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	37,387
Customer lists	3	7,660	7,660
Favorable lease	5 - 42	13,260	13,260
Intellectual property, other	1	550	550
Total intangible assets		84,357	84,357
Less accumulated amortization:
Customer lists		(2,659)	(2,035)
Favorable lease		(2,708)	(2,620)
Intellectual property, other		(550)	(412)
Total accumulated amortization		(5,917)	(5,067)
Intangible assets, net		$78,440	$79,290
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. At both March 31, 2018 and December 31, 2017 the indefinite life gaming licenses consist of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively.
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. On March 31, 2017, concurrently with the sale of the Taj Mahal (see Note 12 - Related Party Transactions), the Company purchased the Taj Mahal customer database and certain other intellectual property for an aggregate purchase price of $8.05 million. The Company has estimated the value of the customer database to be $7.5 million, which is being amortized over a period of three years commencing April 1, 2017. The remainder of the purchase price, estimated to represent the fair value of the intellectual property, was amortized on a straight line basis over one year, commencing April 1, 2017. Total amortization expense related to customer lists and intellectual property, which is included in depreciation and amortization expense, for the three months ended March 31, 2018 and 2017 was $0.8 million and less than $0.1 million, respectively. Estimated annual amortization related to customer lists and intellectual property is anticipated to be $2.6 million in 2018, $2.5 million in 2019 and $0.6 million in 2020.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for each of the three months ended March 31, 2018 and 2017 was $0.1 million.
NOTE 7—INVESTMENTS
CRDA
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues and 5% on internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at March 31, 2018 and December 31, 2017 approximates their fair value.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

CRDA investments consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Investment in bonds—CRDA	$19,322	$19,211
Less unamortized discount	(8,097)	(8,089)
Less valuation allowance	(4,616)	(4,616)
Deposits—CRDA	1,527	1,331
Less valuation allowance	(1,022)	(584)
Direct investment—CRDA	1,578	1,578
Less valuation allowance	(1,578)	(1,578)
Total CRDA investments	$7,114	$7,253
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended March 31, 2018 and 2017, the Company recorded a charge of $0.3 million and a reduction of $1.1 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income, representing the changes in these investment reserves.
As a result of the NJ PILOT Law, which was enacted in May 2016 (see further discussion in Note 13 - Commitments and Contingencies, NJ PILOT Law), the portion of investment alternative tax payments made by casino operators which are deposited with the CRDA and which have not been pledged for the payment of bonds issued by the CRDA will be allocated to the State of New Jersey for purposes of paying debt service on bonds previously issued by Atlantic City. That portion of the deposits which will be allocated to the State of New Jersey are no longer recorded as an investment with a corresponding valuation allowance, but are charged directly to general and administrative expenses. During the three months ended March 31, 2018 and 2017, the Company recorded a charge of $0.9 million and $1.0 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income, representing that portion of investment alternative tax payments that will be allocated to the State of New Jersey under the NJ PILOT Law and have no future value to the Company.
In 2014, the Company was approved to use up to $18.8 million of CRDA deposits ("Approved CRDA Project Funds") for certain capital expenditures relating to Tropicana AC. In April 2016, the CRDA approved an application by the Company to increase the scope of the approved Tropicana AC project to include additional project elements and amend the CRDA grant agreement related to the Tropicana AC project to permit (i) an $8 million increase in the CRDA fund reservation and corresponding increase in the Approved CRDA Project Funds from $18.8 million to $26.8 million, and (ii) a rescheduled substantial completion date for the Tropicana AC project to not later than June 30, 2017. In exchange for the approval, the Company agreed to donate the balance of its CRDA deposits in the amount of approximately $7.1 million to the CRDA pursuant to NJSA 5:12-177. The project was completed by June 30, 2017, and all funds due to Tropicana AC under this agreement were received in full by December 31, 2017.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Ruby Seven entered into a merger agreement with a third party pursuant to which Ruby Seven merged into the third party in a transaction that closed in February 2016. TEI R7 approved the agreement.  As a result of the merger transaction, all of Ruby Seven’s outstanding shares (including the shares held by TEI R7) were canceled and the Ruby Seven shareholders received merger consideration in exchange for their shares.  At closing, TEI R7 received cash in the approximate amount of $0.8 million, plus an earn-out consideration over three years following the closing, with a minimum earn-out of approximately $0.7 million, which is included in long-term assets on the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.
NOTE 8—LONG-TERM PREPAID RENT AND OTHER ASSETS
Other assets consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Tropicana Evansville prepaid rent	$21,972	$22,618
Deposits	2,163	2,173
Timeshare inventory	4,767	3,656
Other	6,155	5,455
Other assets	$35,057	$33,902
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued payroll and benefits	$27,437	$44,644
Accrued gaming and related	18,485	17,391
Accrued taxes	14,307	13,366
Other accrued expenses and current liabilities	17,630	19,054
Total accrued expenses and other current liabilities	$77,859	$94,455
NOTE 10—DEBT
Debt consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Term Loan Facility, due 2020, interest at 4.9% and 4.6% annually at March 31, 2018 and December 31, 2017, respectively, net of unamortized discount of $0.3 million at both March 31, 2018 and December 31, 2017, and debt issuance costs of $0.9 million and $1.0 million at March 31, 2018 and December 31, 2017, respectively	$136,851	$136,721
Less current portion of debt	—	—
Total long-term debt, net	$136,851	$136,721
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

The Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0% annually. The interest rate increases by 2.00% following certain defaults. As of March 31, 2018, the interest rate on the Term Loan Facility was 4.9% annually.

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

The Term Loan Facility may be prepaid at the option of the Company at any time without penalty (other than customary LIBO Rate breakage fees). On September 29, 2017, the Company made an optional prepayment of $125 million on the Term Loan Facility and on December 29, 2017 the Company made a second optional prepayment of $25 million. Under the terms of the Term Loan Facility, the optional prepayments are applied first to the next four quarterly mandatory principal payments, and second, to reduce on a pro-rata basis, the remaining scheduled principal payments. As a result of the optional prepayments in 2017, the Company wrote off a portion of the debt issuance costs and discount, totaling $1.4 million.

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

Key covenants binding the Company and its subsidiaries include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Term Loan Facility and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the Term Loan Facility at March 31, 2018.

NOTE 11—IMPAIRMENT CHARGES, OTHER WRITE DOWNS AND RECOVERIES
Impairment charges, other write-downs and recoveries consist of the following (in thousands):

	Three months ended March 31,
	2018	2017
Gain on insurance recovery	$—	$(1,278)
(Gain) loss on disposal of assets	(30)	147
Total impairment charges, other write-downs and recoveries	$(30)	$(1,131)

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Hotel Lumière Insurance Recovery
In 2016, we filed a property damage and business interruption claim with our insurance carrier related to our HoteLumière room renovation project which commenced in July 2016. In December 2016 we received insurance proceeds of $1.0 million as a partial payment toward the property damage claim, which was recorded as a gain in 2016. In March 2017, we received notice that the balance of the property damage claim of $1.3 million was approved and was subsequently paid in early April 2017. The business interruption claim was paid in December 2017.
NOTE 12—RELATED PARTY TRANSACTIONS
Insight Portfolio Group LLC
Effective January 1, 2013, the Company acquired a minority equity interest in Insight Portfolio Group LLC (“Insight Portfolio Group”) and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. Commencing in the second quarter of 2016, an officer of the Company also serves on the Board of Directors of Insight Portfolio Group. During each of the three months ended March 31, 2018 and 2017, the Company paid $0.1 million to Insight Portfolio Group.
WestPoint International, LLC
The Company and certain of its subsidiaries purchase sheets, towels and other products from WestPoint International, LLC (formerly WestPoint International, Inc., or "WPI"). WPI is an indirect wholly-owned subsidiary of Icahn Enterprises, which is indirectly controlled by Mr. Icahn. During the three months ended March 31, 2018 and 2017, the Company paid $0.2 million and $0.5 million, respectively, to WPI for purchases of these products.
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
In October 2016, the Taj Mahal discontinued its operation as a casino hotel. TTMA exercised its right to terminate the Management Agreement without Cause (as defined in the Management Agreement), effective March 31, 2017, concurrently with the sale of the Taj Mahal to a third party and the surrender of TTMA's New Jersey casino license, at which time TEI Management Services LLC was paid a termination fee of $15 million pursuant to the provisions of the Management Agreement. The termination fee is reflected as "Termination fee from related party" in the accompanying condensed consolidated statements of income for the three months ended March 31, 2017.
For the three months ended March 31, 2017, the Company recorded $1.3 million of management fee income as a result of the Management Agreement, which is included in Management fee from related party in the accompanying condensed consolidated statements of income.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Services Agreement
Effective April 1, 2017, Tropicana AC entered into a services agreement with TER (the "Services Agreement"), pursuant to which Tropicana AC will perform certain administrative services for TER related to TTMA and Plaza Associates on a month to month basis in exchange for a one-time service fee in the amount of $0.6 million, which was paid on March 31, 2017. The Services Agreement, which originally had a one year term, was amended in March 2018 to extend the expiration to December 31, 2018. During the extension period, TER will pay Tropicana AC a service fee of $50,000 per month for each month during the extended term. Either party may terminate the Services Agreement during the extended term upon thirty days advance written notice to the other party.
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
Icahn Enterprises Holdings L.P.
Tender Offer
On June 23, 2017, the Company and Icahn Enterprises Holdings L.P., a Delaware limited partnership ("Icahn Enterprises") commenced a tender offer to purchase severally, and not jointly, up to 5,580,000 shares of common stock in the aggregate, at a price not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constituted the "Offer"). The Offer was completed on August 9, 2017. The Offer was made severally, and not jointly, by the Company and Icahn Enterprises and upon the terms and subject to the conditions of the Offer, first, the Company severally, and not jointly, purchased 800,000 of the shares properly tendered, and second, Icahn Enterprises severally, and not jointly, purchased the remaining shares properly tendered, totaling 2,121,712 shares. All shares purchased by the Company and Icahn Enterprises were purchased at the maximum offer price per share of $45. As a result of the completion of the Offer, as of March 31, 2018, Mr. Icahn indirectly controlled approximately 83.9% of the voting power of the Company’s Common Stock (see Note 14 - Stockholders’ Equity, Significant Ownership).
Tender Offer Agreement
In connection with the Offer, the Company and Icahn Enterprises entered into a Tender Offer Agreement, dated as of June 23, 2017 (the "Tender Offer Agreement"), pursuant to which Icahn Enterprises and the Company agreed that any

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Tax Allocation Agreement
Upon consummation of the Offer, the Company became eligible, for U.S. federal income tax purposes, to consent to be a member of the consolidated group of companies of which Icahn Enterprises is a member. On September 16, 2017, the Company and American Entertainment Properties Corp. ("AEPC"), an indirect wholly-owned subsidiary of Icahn Enterprises Holdings L.P., entered into a Tax Allocation Agreement pursuant to which AEPC and the Company and its subsidiaries agreed to the allocation of certain income tax items. The Company and its subsidiaries consented to join AEPC in the filing of AEPC's federal consolidated return and, if elected by AEPC, certain state consolidated returns. In those jurisdictions where the Company and its subsidiaries will file consolidated returns with AEPC, the Company will pay to AEPC any tax it would have owed had it and its subsidiaries continued to file as a separate consolidated group. To the extent that the AEPC consolidated group is able to reduce its tax liability as a result of including the Company and its subsidiaries in its consolidated group, AEPC will pay the Company 20% of such reduction on a current basis and the Company will be treated as if it would carry forward for its own use under the Tax Allocation Agreement, 80% of the items that caused the tax reduction (the "Excess Tax Benefits"). Moreover, if the Company and its subsidiaries should ever become unconsolidated from AEPC, AEPC will reimburse the Company for any tax liability in post-consolidation years that the Company and its subsidiaries would have avoided had they actually had the Excess Tax Benefits for their own consolidated group use. The cumulative payments to the Company by AEPC post-consolidation will not exceed the cumulative reductions in tax to the AEPC group resulting from the use of the Excess Tax Benefits by the AEPC group. In connection with the transactions contemplated by the Merger Agreement, on April 15, 2018, the Company entered into a disaffiliation agreement with AEPC and Parent (as defined below) pursuant to which the parties thereto agreed to address certain tax and other matters relating to the separation of the Company from AEPC and its affiliates and to address the existing agreements between the Company and its subsidiaries, on the one hand, and AEPC and its affiliates, on the other, under the Tax Allocation Agreement. See Note 20 - Subsequent Events.
NOTE 13—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent was $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that is amortized on a straight-line basis to rental expense over the remaining term of the lease. As of March 31, 2018 and December 31, 2017, the unfavorable lease liability balance was $5.5 million and $5.6 million, respectively, of which $5.0 million and $5.1 million, respectively, is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
Tropicana Evansville Land Lease
The Company leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated. In January 2016 the Company and the City of Evansville entered into a sixth amendment to the lease agreement (the "Sixth Amendment"), which was approved by the Indiana Gaming Commission in

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

February 2016, along with the Company's application to move its casino operations from its dockside gaming vessel to a landside gaming facility. Under the Sixth Amendment, in exchange for the Company's commitment to expend at least $50 million to develop a landside gaming facility (the "Tropicana Development Project") along with a pre-payment of lease rent in the amount of $25 million (the "Rental Pre-Payments"), the City of Evansville granted the Company a $20 million redevelopment credit (the "Redevelopment Credit"). In December 2015, the Company paid the first $12.5 million Rental Pre-Payment, and the second $12.5 million Rental Pre-Payment was paid in October 2017 immediately following the opening of the Tropicana Development Project. The Rental Pre-Payments will be applied against future rent in equal monthly amounts over a period of one hundred and twenty (120) months which commenced upon the opening of the Tropicana Development Project, and the Redevelopment Credit will be applied against future rent in equal monthly amounts over a period of one hundred and twenty (120) months, commencing with the payment made in January 2018. The current term of the lease commenced December 1, 2015 and expires November 30, 2027 under the terms of the Sixth Amendment. Thereafter, the Company may extend the lease term through November 30, 2055 by exercising renewal options. The current term commenced December 1, 2015 and expires November 30, 2027 under the terms of the Sixth Amendment. Thereafter, the Company may extend the lease for a three (3) year term through November 30, 2030, followed by five (5) five-year renewal options through November 30, 2055. Under the terms of the Sixth Amendment, in the event the Company decides not to exercise its renewal option(s) and continues to conduct gaming operations in the City of Evansville, the lease may not be terminated and will continue through November 30, 2055, unless the Company and the City of Evansville enter into a replacement agreement that includes payments to the City of Evansville in the amount equal to rent payments under the lease. Under the terms of the lease, as amended by the Sixth Amendment, the Company is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 10% of the AGR in excess of $100 million.
Pursuant to the terms of the Sixth Amendment, the Company completed construction of the new landside gaming facility in October 2017. The facility encompasses 75,000 square feet of enclosed space (including approximately 45,000 square feet of casino floor, two new food and beverage outlets, an entertainment lounge and back of house space). In addition, pursuant to the Sixth Amendment, the Company sold its riverboat casino to a third party and it was removed from its moorings so that the Evansville LST 325 Maritime vessel, an historic warship, can be docked in its place.
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
Other Commitments and Contingencies
2011 New Jersey Legislation
In February 2011, New Jersey enacted legislation (the "Tourism District Law") that delegated redevelopment authority and creation of a master plan to the CRDA and allowed the CRDA the ability to enter into a five year public private partnership with the casinos in Atlantic City that have formed the Atlantic City Alliance ("ACA") to jointly market the city. The law obligated the Atlantic City casinos either through the ACA or, if not a member of the ACA, through individual assessments, to provide funding for marketing under the Tourism District Law in the aggregate amount of $30.0 million annually through 2016. Each Atlantic City casino's proportionate share of the assessment was based on the gross revenue generated in the preceding fiscal year (see NJ Pilot Law for further discussion of the ACA, below).
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
On August 1, 2017, Tropicana AC, the City of Atlantic City and the New Jersey Department of Community Affairs entered into a Real Estate Tax Appeal Settlement Agreement (the "Settlement Agreement") pursuant to which the parties agreed to settle Tropicana AC's 2015 and 2016 real estate tax appeals pending before the Tax Court of New Jersey (the "Pending Tax Appeals"). The Settlement Agreement, among other things, provided for refunds in the aggregate amount of approximately $36.8 million in respect of the Pending Tax Appeals and Tropicana AC's 2017 PILOT Payment. Tropicana AC received full payment of the refunds in early October 2017. In addition, the Settlement Agreement provided for a reduction in the assessed value of Tropicana AC for real estate tax purposes for calendar year 2015, including a corresponding reduction of Tropicana AC's PILOT CAP for each of calendar years 2018 through 2021, from approximately $19.8 million to approximately $8.4 million.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense and priority claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. In its objection to Wimar and CSC's motions for summary judgment, the Company disputed the administrative expense and/or priority status of certain amounts claimed and also contended that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established by the bankruptcy reorganization plan, against CSC and Wimar (the "Litigation Trust Proceeding"), and be set off against any judgment against Wimar and CSC in the Litigation Trust Proceeding against them.
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
Affiliate Pension Obligations
Mr. Icahn, through certain affiliates, owns approximately 83.9% of the Company's common stock. Applicable pension and tax laws make each member of a "controlled group" of entities, generally defined as entities in which there are at least an

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in TEI by Mr. Icahn's affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%.  Two such entities, ACF Industries LLC ("ACF") and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and ERISA, as amended by the Pension Protection Act of 2006, for these plans have been met as of September 30, 2017 and December 31, 2016. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be collectively underfunded by approximately $417 million and $424 million as of March 31, 2018 and December 31, 2017, respectively. These results are based on the most recent information provided by Mr. Icahn's affiliates based on information from the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, TEI would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. In addition, other entities now or in the future within the controlled group that includes TEI may have pension plan obligations that are, or may become, underfunded, and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the ACF and Federal-Mogul pension plans requires such entities to notify the PBGC of certain "reportable events," such as if TEI were to cease to be a member of the controlled group, or if TEI makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events.
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
NOTE 14—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 23,834,512 shares were issued and outstanding as of both March 31, 2018 and December 31, 2017. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Stock Repurchase Program
On July 31, 2015, our Board of Directors authorized the repurchase of up to $50 million of our outstanding stock with no set expiration date. On February 22, 2017, our Board of Directors authorized the repurchase of an additional $50 million of our outstanding common stock, for the repurchase of an aggregate amount of up to $100 million of our outstanding common stock.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
As of March 31, 2018, the Company had repurchased 2,477,988 shares of our stock at a total cost of $78.8 million under the Stock Repurchase Program, including 800,000 shares which were purchased in August 2017 under the Tender Offer (see Note 12 - Related Party Transactions, Icahn Enterprises Holdings L.P - Tender Offer). In all instances, the repurchased shares were subsequently retired.
In connection with the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement (see Note 20 - Subsequent Events) on April 15, 2018, the Board of Directors terminated the Stock Repurchase Program.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of March 31, 2018 and December 31, 2017. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Significant Ownership
At March 31, 2018, Mr. Icahn indirectly controlled approximately 83.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
NOTE 16—EMPLOYEE BENEFIT PLAN
In connection with the collective bargaining agreement and related settlement agreement (the “Settlement Agreement”) that was executed in May 2014 between Tropicana AC and UNITE HERE Local 54 (“Local 54”), the parties agreed that Tropicana AC would establish a Variable Annuity Pension Plan (“VAPP”), a defined benefit pension plan, for certain Tropicana AC Local 54 employees. The VAPP became effective on August 8, 2017 upon receipt of a favorable determination from the Internal Revenue Service (“IRS”) and formal adoption of the VAPP by Tropicana AC.
Pursuant to the provisions of the VAPP, qualifying individuals became participants in the VAPP on January 1, 2018. Therefore, there were no VAPP participants as of December 31, 2017 and hence no benefits had accrued under the VAPP as of December 31, 2017. Once an employee becomes a participant in the VAPP, in certain circumstances his or her benefit may take into account years of prior service with Tropicana AC on or after February 1, 2014. The VAPP is administered by a Retirement

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Committee composed of an equal number of members appointed by Tropicana AC and Local 54. The VAPP is intended to provide certain eligible Local 54 employees with retirement benefits in accordance with the VAPP. In accordance with the Settlement Agreement, Tropicana AC was required to initially fund the VAPP with contributions in the amount of $1.93 per hour for each straight time hour paid to regular employees covered by the collective bargaining agreement during the period commencing February 1, 2014 through and including August 8, 2017. Contributions to the VAPP through the end of the current collective bargaining agreement of February 29, 2020, will be calculated at $1.93 per straight time hour paid to employees covered by the agreement.
Based on the Settlement Agreement, Tropicana AC made a payment to initially fund the VAPP on January 1, 2018 in the amount of $10.7 million. Commencing in 2018, with the introduction of participants into the VAPP, pension expenses will be calculated using actuarial assumptions, including an expected long-term rate of return on assets and discount rate, based on a long-term investment strategy that will be developed by the Retirement Committee. Tropicana AC will evaluate all of the actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions and various other factors.
The components of the net periodic benefit cost relating to the VAPP consist of the following (in thousands):

Three Months Ended March 31, 2018
Service costs	$782
Interest costs	121
Expected return on plan assets	(144)
Amortization of net (gain) loss	(15)
Net periodic benefit cost	$744
The change in the projected benefit obligation, change in plan assets and funded status is as follows (in thousands):

Three Months Ended March 31, 2018
Change in benefit obligations:
Projected benefit obligation beginning of period	$9,654
Service and interest cost during period	903
Benefit payments during period	(11)
Expenses during period	(105)
Projected benefit obligation end of period	$10,441

Change in plan assets:
Fair value of plan assets at beginning of period	$10,754
Expected return on plan assets during period	144
Benefit payments during period	(11)
Expenses during period	(105)
Fair value of plan assets at end of period	$10,782

Funded status at end of period	$341
Actuarial assumptions used to determine the benefit obligations for the VAPP include a discount rate of 5.0% pre-retirement and a discount rate of 3.0% post-retirement, which, as defined in the Settlement Agreement, will result in no adjustments to the plan benefit. The expected return on plan assets used was 5.0%.
As of March 31, 2018, the Retirement Committee had not developed a formal investment policy for the VAPP. Therefore, the payment made to initially fund the VAPP of $10.7 million is currently held in a bank account which invests the funds in short term money market funds. The amount held in the account at March 31, 2018 of $10.8 million represents cash and cash

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

equivalents, which approximate the fair value of the plan assets, and would be considered a Level 1 asset within the fair value hierarchy classification.
Future estimated expected benefit payments for 2018 through 2027 are as follows (in thousands):

Expected Benefit Payments
2018	$83
2019	107
2020	142
2021	203
2022	288
2023 through 2027	2,899
$3,722
Tropicana AC's net periodic pension cost for the year ended December 31, 2018 is expected to be approximately $3.0 million. The Company expects total contributions to the VAPP for the year ended December 31, 2018 to be approximately $3.4 million.
NOTE 17—OTHER COMPREHENSIVE INCOME
The following table presents the changes in the components of accumulated other comprehensive income for the three months ended March 31, 2018 (in thousands):

	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Accumulated other comprehensive income, beginning of period	$—	$—
Actuarial gain, net of tax effect of $405	1,540	1,540
Amortization of net actuarial gain	(15)	(15)
Accumulated other comprehensive income, end of period	$1,525	$1,525

NOTE 18—INCOME TAXES
Effective Tax Rate
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. Among other things, the Act permanently lowers the corporate tax rate to 21% from the previous maximum rate of 35%, effective for tax years including or commencing January 1, 2018. The Company's effective income tax rates for the three months ended March 31, 2018 and 2017 were 25.0% and 38.3%, respectively. The difference between the federal statutory rates of 21.0% and 35%, respectively, and the Company's effective tax rates for the three months ended March 31, 2018 and 2017 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), valuation allowances and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
Through September 15, 2017, the Company filed a consolidated federal income tax return and was the common parent for income tax purposes. Commencing with the period beginning September 16, 2017 through December 31, 2017, the Company is included in the consolidated federal tax return of AEPC (see Note 12 - Related Party Transactions, Tax Allocation Agreement). The provision for income taxes is calculated by using a "separate return" method. Under this method, the Company is assumed to file a separate return with the tax authority, thereby reporting its taxable income or loss and paying the applicable tax to or receiving the appropriate refund from AEPC. The current provision is the amount of tax payable or refundable on the basis of a hypothetical, current-year separate return. Deferred taxes are provided on temporary differences

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

and on any carryforwards that could be claimed on the hypothetical return and we assess the need for a valuation allowance on the basis of projected separate return assets. In connection with the transactions contemplated by the Merger Agreement (as defined below), on April 15, 2018, the Company entered into a disaffiliation agreement with AEPC and Parent (as defined below) pursuant to which the parties thereto agreed to address certain tax and other matters relating to the separation of the Company from AEPC and its affiliates and to address the existing agreements between the Company and its subsidiaries, on the one hand, and AEPC and its affiliates, on the other, under the Tax Allocation Agreement. See Note 20 - Subsequent Events.

NOTE 19—SEGMENT INFORMATION
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South. We use operating income to compare operating results among our segments and allocate resources.
The following table highlights by segment our net revenues and operating income, and reconciles operating income to income before income taxes for the three months ended March 31, 2018 and 2017 (in thousands, unaudited):

	Three months ended March 31,
	2018	2017
Net revenues:
East	$84,535	$85,998
Central	84,802	73,486
West	29,398	28,238
South	24,654	27,054
Corporate and other (1)	31	1,250
Total net revenues	$223,420	$216,026
Operating income (loss):
East	$8,404	$10,038
Central	19,182	15,557
West	4,674	3,059
South	2,476	4,720
Corporate and other	(5,950)	(3,779)
Total operating income	$28,786	$29,595
Reconciliation of operating income to income before income taxes:
Operating income	$28,786	$29,595
Interest expense	(1,716)	(2,965)
Interest income	162	253
Termination fee from related party	—	15,000
Income before income taxes	$27,232	$41,883
(1) For the three months ended March 31, 2017, amount represents management fee from related party.

Assets by segment:	March 31, 2018	December 31, 2017
East	$414,094	$411,630
Central	451,583	455,859
West	123,808	129,016
South	133,983	127,947
Corporate and other	79,336	75,650
Total assets	$1,202,804	$1,200,102

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following tables provide additional disaggregation of revenue information for our reportable segments. See Note 2 - Summary of Significant Accounting Policies, for further information regarding our revenue recognition policies.

	Three months ended March 31, 2018
	East	Central	West	South	Corporate and Other	Total
Casino	$54,737	$64,052	$15,631	$16,495	$—	$150,915
Room	17,009	8,640	5,627	5,068	—	36,344
Food and beverage	8,883	10,101	7,216	2,568	—	28,768
Other	3,906	2,009	924	523	31	7,393
Total revenue	$84,535	$84,802	$29,398	$24,654	$31	$223,420

	Three months ended March 31, 2017
	East	Central	West	South	Corporate and Other	Total
Casino	$57,446	$54,534	$14,593	$18,901	$—	$145,474
Room	16,867	8,524	5,227	4,920	—	35,538
Food and beverage	8,022	8,566	7,308	2,601	—	26,497
Other	3,663	1,862	1,110	632	—	7,267
Management fee from related party	—	—	—	—	1,250	1,250
Total revenue	$85,998	$73,486	$28,238	$27,054	$1,250	$216,026

NOTE 20—SUBSEQUENT EVENTS
Merger Agreement
On April 15, 2018, the Company entered into (i) a Real Estate Purchase Agreement (the “Real Estate Purchase Agreement”) with GLP Capital, L.P., a Pennsylvania limited partnership (“GLP”), and (ii) an Agreement and Plan of Merger (the “Merger Agreement”) with Eldorado Resorts, Inc., a Nevada corporation (“Parent”), Delta Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and GLP, pursuant to which the Company has agreed to sell its real estate assets to GLP and its gaming and hotel operations to Parent for an aggregate consideration of approximately $1.85 billion in cash, which amount is subject to adjustment, including for certain tax distributions payable by the Company under the Disaffiliation Agreement (as defined below).
Subject to the terms of the Real Estate Purchase Agreement, the Company has agreed to sell the real property assets held by its subsidiaries, other than the Company’s operations and subsidiaries located in Aruba (the “Aruba Operations”), to GLP (the “Real Estate Purchase”) for a purchase price of $1.21 billion.  Immediately following the Real Estate Purchase, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation in the merger (the “Merger”).  Following the consummation of the Merger, the Company will be a wholly-owned subsidiary of Parent.
In connection with the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement, the Company has agreed to use its reasonable efforts to cause the Aruba Operations to be distributed, transferred or disposed of by the Company prior to the closing of the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement.
The closing of the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement are subject to customary conditions, including, among other things, receiving the required approval of the Company’s stockholders, the receipt of certain regulatory and gaming approvals, and the transfer or disposal of the Aruba operations.  The transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement are expected to close in the second half of 2018. We cannot assure you that these transactions will be consummated in a timely manner, if at all.
Under certain circumstances, a termination of the Merger Agreement may result in a termination fee in the amount of $92.5 million payable by the Company to Parent and GLP, or by GLP and Parent to the Company.
In addition, prior to the closing of the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement, the Company will terminate its relationship with Insight Portfolio Group, LLC.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Disaffiliation Agreement
In connection with the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement, the Company, on behalf of itself and its subsidiaries, entered into a disaffiliation agreement with AEPC, a significant stockholder of the Company and Parent (the “Disaffiliation Agreement”), pursuant to which the parties thereto agreed to address certain tax and other matters relating to the separation of the Company from AEPC and its affiliates and to address the existing agreements between the Company and its subsidiaries, on the one hand, and AEPC and its affiliates, on the other, under the Tax Allocation Agreement that was entered into on September 16, 2017 (see Note 12 - Related Party Transactions, Tax Allocation Agreement).
The Company is part of the AEPC affiliated group (as such term is defined in the Internal Revenue Code of 1986, as amended) and from and after September 16, 2017, AEPC and its subsidiaries file consolidated federal tax returns with the Company and its subsidiaries.  The relationship of the parties thereto with respect to tax preparation, tax payments and certain other matters is currently governed by the Tax Allocation Agreement between the Company and AEPC.  Pursuant to the terms of the Disaffiliation Agreement, at the effective time of the transactions contemplated by the Merger Agreement (the “Effective Time”), the Tax Allocation Agreement will terminate and the terms and conditions of the Disaffiliation Agreement will govern the relationship of the parties from and after the Effective Time with respect to the matters set forth therein.
As the Real Estate Purchase will be a taxable transaction, pursuant to Section 5(c) of the Disaffiliation Agreement, AEPC will be entitled to receive a tax distribution from the Company in respect of the federal income tax expected to result from or be attributable to the Real Estate Purchase pursuant to the terms of the Real Estate Purchase Agreement.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some situations, you may be able to identify forward-looking statements by terms such as "may," "will," "might," "expect," "plan," "believe," "anticipate," "intend," "should," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or strategic plans, the Company’s planned real estate sale to GLP and planned merger with Parent and the anticipated timing thereof, expectations regarding, and adjustments to, the aggregate consideration relating to the transactions, the disposition of Tropicana’s Aruba assets, potential tax and change in control payments, and the voting agreement, our competition (including online gaming), financing, revenues, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our Term Loan Facility (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects, our required capital expenditures pursuant to agreements we are party to, and our anticipated capital expenditures, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition, the effects of our recently completed tender offer and the partial pre-payment of our Term Loan Facility, and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. Forward-looking statements involve certain risks and uncertainties, including but not limited to, the requirement to satisfy closing conditions to the Merger and the Real Estate Purchase as set forth in the Merger Agreement and the Real Estate Purchase Agreement, including, but not limited to, the expiration of the waiting period under the Hart Scott Rodino Act; the receipt of gaming approvals; the outcome of any legal proceedings that may be instituted against the Company and others related to the transaction; the ability to retain certain key employees of the Company, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. All forward-looking statements are qualified in their entirety by reference to the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q, including "Part II, Item 1A—Risk Factors," as well as those discussed under "Part I, Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We operate in a continually changing business environment and new risks emerge from time to time. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one hotel, timeshare and casino resort located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of March 31, 2018, our properties collectively included approximately 402,000 square feet of gaming space with approximately 8,100 slot machines, approximately 270 table games and approximately 5,800 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South. As of March 31, 2018, our operations by region include the following:

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

The Company, through its wholly-owned subsidiary, TEI Management Services LLC, also provided management services to the Taj Mahal Casino Hotel property ("Taj Mahal") in Atlantic City through its sale in March 2017, and provides services to the closed Plaza Hotel in Atlantic City In addition, the Company, through our wholly-owned subsidiary, TropWorld Games LLC, operates an online social gaming site. The operating results of all other subsidiaries of the Company are reported under the heading of "Corporate and other" as they have been determined to not meet the aggregation criteria as separately reportable segments.
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
Recent Developments - Real Estate Purchase Agreement and Merger Agreement
Real Estate Purchase Agreement; Agreement and Plan of Merger
As further described in the Company's Current Report on Form 8-K filed with the Commission on April 16, 2018, on April 15, 2018, the Company entered into (i) a Real Estate Purchase Agreement (the “Real Estate Purchase Agreement”) with GLP Capital, L.P., a Pennsylvania limited partnership (“GLP”), and (ii) an Agreement and Plan of Merger (the “Merger Agreement”) with Eldorado Resorts, Inc., a Nevada corporation (“Parent”), Delta Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and GLP, pursuant to which, as more fully described below, the Company has agreed to sell its real estate assets to GLP and its gaming and hotel operations to Parent for an aggregate consideration of approximately $1.85 billion in cash, which amount is subject to adjustment, including for certain tax distributions payable by the Company under the Disaffiliation Agreement (as defined below).
Subject to the terms of the Real Estate Purchase Agreement, the Company has agreed to sell the real property assets held by its subsidiaries, other than the Company’s operations and subsidiaries located in Aruba (the “Aruba Operations”), to GLP (the “Real Estate Purchase”) for a purchase price of $1.21 billion. Immediately following the Real Estate Purchase, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation in the merger (the “Merger”). Following the consummation of the Merger, the Company will be a wholly-owned subsidiary of Parent.
In connection with the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement, the Company has agreed to use its reasonable efforts to cause the Aruba Operations to be distributed, transferred or disposed of by the Company prior to the closing of the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement.
Without taking into consideration any net proceeds associated with the distribution, transfer or disposition of the Aruba Operations, the Company has estimated that the adjusted aggregate merger consideration will be approximately $1.77 billion.
The closing of the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement are subject to customary conditions, including, among other things, receiving the required approval of the Company’s stockholders, which approval will be effected through the written consent of American Entertainment Properties Corp., a significant stockholder of the Company ("AEPC"), the receipt of certain regulatory and gaming approvals, and the transfer or disposal of the Aruba Operations. The transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement are expected to close in the second half of 2018. We cannot assure you that these transactions will be consummated in a timely manner, if at all.
Under certain circumstances, a termination of the Merger Agreement may result in a termination fee in the amount of $92.5 million payable by the Company to Parent and GLP, or by GLP and Parent to the Company.

In addition, prior to the closing of the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement, the Company will terminate its relationship with Insight Portfolio Group.
Disaffiliation Agreement
In connection with the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement, the Company, on behalf of itself and its subsidiaries, entered into a disaffiliation agreement with AEPC and Parent (the “Disaffiliation Agreement”), pursuant to which the parties thereto agreed to address certain tax and other matters relating to the separation of the Company from AEPC and its affiliates and to address the existing agreements between the Company and its subsidiaries, on the one hand, and AEPC and its affiliates, on the other, under the Tax Allocation Agreement that was entered into on September 16, 2017 (the “Tax Allocation Agreement”).
The Company is part of the AEPC affiliated group (as such term is defined in the Internal Revenue Code of 1986, as amended) and from and after September 16, 2017, AEPC and its subsidiaries filed consolidated federal tax returns with the Company and its subsidiaries. The Tax Allocation Agreement currently governs the relationship of the parties thereto with respect to tax preparation, tax payments and certain other matters. Pursuant to the terms of the Disaffiliation Agreement, as of the effective time of the transactions contemplated by the Merger Agreement, the Tax Allocation Agreement will terminate and the terms and conditions of the Disaffiliation Agreement will govern the relationship of the parties from and after the Effective Time with respect to the matters set forth therein.
As the Real Estate Purchase will be a taxable transaction, pursuant to Section 5(c) of the Disaffiliation Agreement, AEPC will be entitled to receive a tax distribution from the Company in respect of the federal income tax expected to result from or be attributable to the Real Estate Purchase pursuant to the terms of the Real Estate Purchase Agreement.
Voting Agreement
In connection with the execution of the Real Estate Purchase Agreement and Merger Agreement, Parent, GLP, and AEPC and certain of its affiliates entered into a voting and support agreement (the “Voting Agreement”). Subject to the terms and conditions set forth in the Voting Agreement, AEPC and its affiliates agreed, among other things, to vote the shares of Common Stock over which they have voting power in favor of the adoption of the Real Estate Purchase Agreement, the Merger Agreement, the Real Estate Purchase, the Merger and the other transactions contemplated in connection therewith.
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
In addition to the "Recent Developments" described above, the following significant factors and trends should be considered in analyzing our operating performance:

•
Atlantic City Market. Between January 2014 and October 2016, five Atlantic City casino hotels closed as a result of regional competitive market pressures and other factors. The Atlantic City gaming market experienced significant revenue declines in 2014 and 2015 due, in part, to these closures and market competition. Although gaming revenues in the Atlantic City market increased in 2017 and 2016, and Tropicana AC has increased their share of the market revenues, two of the closed properties are expected to re-open in 2018, which will increase competition and could impact the market shares of the existing casinos. In addition, in November 2016 the State of New Jersey commenced a takeover of certain Atlantic City local government operations under a law enacted in May 2016, which gives the State the ability to direct certain financial and operational matters on behalf of the city in an effort to stabilize and strengthen its financial situation. The State's ability to stabilize Atlantic City's finances and restructure its debt is an important step toward improving the Atlantic City market. For the three months ended March 31, 2018, the Atlantic City gaming market, excluding internet gaming, declined by 8.3% from the same period of 2017, due in part to severe winter weather in the region, which hindered travel. Internet gaming revenues, as reported for the Atlantic City market for the first quarter of 2018, increased 17.3% over the first quarter of 2017.

•
Acquisition of The Chelsea Hotel. In the third quarter of 2017, Tropicana AC acquired the property formerly known as The Chelsea Hotel in Atlantic City ("The Chelsea") from IEP Morris LLC, an affiliate of Icahn Enterprises. The Chelsea, which is located adjacent to the Tropicana AC facility, contains approximately 300 guest rooms, two restaurant locations, meeting room space, an outdoor pool and a valet parking garage. The additional hotel rooms will provide Tropicana AC with the ability to accommodate a higher volume of overnight guests during peak business times such as weekends and the summer season. Tropicana AC is currently renovating The Chelsea guest rooms and constructing a skywalk bridge that will connect The Chelsea with the casino, with construction expected to be completed in May 2018.

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

•
Income taxes. On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. Among other things, the Act permanently lowers the corporate tax rate to 21% from the previous maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  As a result of the reduction of the corporate tax rate to 21%, the Company re-valued its deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment.

•
Revenue Recognition. The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018, using the full retrospective method. The most significant impact resulting from the adoption of this standard is a change in the accounting for and reporting of rewards earned and redeemed by our customers under our loyalty programs. The adoption of this standard resulted in a reclassification of revenue between gaming and non-gaming, and a change in the measurement of the loyalty program liabilities which results in an increase in the deferral of gaming revenues. See Note 2 - Summary of Significant Accounting Policies, Adoption of New Accounting Standards to the accompanying consolidated financial statements for additional information regarding the impact of the adoption of this standard.

•
Table games hold percentages. Casino revenues can vary because of table games hold percentages and differences in the odds for different table games. A variety of factors may impact table games hold, including variances in the amount of high end play. For the three months ended March 31, 2018 and 2017, the Company's total table games hold was 18.6% and 18.2%, respectively. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the Term Loan Facility accrue interest at a floating rate which was 4.9% as of March 31, 2018. A portion of the net proceeds from the Term Loan Facility was used to repay in full the amounts outstanding under the then-existing term loan facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest. The Revolving Facility was terminated by the Company effective March 31, 2017, in accordance with the terms of the Credit Agreement. There were no amounts outstanding under the Revolving Facility at the time of the termination.

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
Our interest expense was $1.7 million and $3.0 million for the three months ended March 31, 2018 and 2017, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, offset by less than $0.1 million and approximately $0.2 million of capitalized interest in the three months ended March 31, 2018 and 2017, respectively.

•
Insurance and other recoveries. In 2016, we filed a property damage and business interruption claim with our insurance carrier related to our HoteLumière room renovation project that commenced in July. In December 2016 we received insurance proceeds of $1.0 million toward the property damage claim, which was recorded as a gain in 2016. In April 2017 we received additional insurance proceeds of $1.3 million, representing the balance of the property damage claim. The business interruption claim was paid in December 2017.

Three months ended March 31, 2018 compared to three months ended March 31, 2017
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended March 31,
	2018	2017
Net revenues:
East	$84,535	$85,998
Central	84,802	73,486
West	29,398	28,238
South	24,654	27,054
Corporate and other	31	1,250
Total net revenues	$223,420	$216,026
Operating income (loss):
East	$8,404	$10,038
Central	19,182	15,557
West	4,674	3,059
South	2,476	4,720
Corporate and other	(5,950)	(3,779)
Total operating income	$28,786	$29,595
Operating income margin(a):
East	9.9%	11.7%
Central	22.6%	21.2%
West	15.9%	10.8%
South	10.0%	17.4%
Total operating income margin	12.9%	13.7%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our net revenues (in thousands):

	Three months ended March 31,
	2018	2017
Revenues:
Casino	$150,915	$145,474
Room	36,344	35,538
Food and beverage	28,768	26,497
Other	7,393	7,267
Management fee from related party	—	1,250
Net revenues	$223,420	$216,026
Net Revenues
In the East region, net revenues were $84.5 million for the three months ended March 31, 2018, a decrease of $1.5 million, or 1.7%, when compared to the three months ended March 31, 2017. Tropicana AC's net revenues comprised approximately 38% and 40% of the Company's total net revenues for the three months ended March 31, 2018 and 2017, respectively. Tropicana AC's gross gaming revenue (including internet gaming revenue) for the three months ended March 31, 2018 decreased 6.4% from revenue for the three months ended March 31, 2017, as compared to the 5.9% decrease in gross gaming revenues (including internet gaming revenue) in the total Atlantic City market, as reported, for the first quarter of 2018 in comparison to the same period of 2017. The decrease in total gaming revenues at Tropicana AC was due to a decrease of 7.8% in gaming volumes, due in part to the poor weather in the region. While total gaming revenues were down, gross internet gaming revenue increased 1.1% in the first three months of 2018 as compared to the first three months of 2017. Although the table games volumes decreased during the quarter over the prior year period, the table hold for the three months ended March 31, 2018 was 17.7%, compared to 17.0% in the same period of 2017. The acquisition of The Chelsea hotel in early July 2017 provided an increased number of available hotel rooms available for our customers, and the total number of occupied rooms during the first quarter of 2018 increased slightly over the same period of 2017. The hotel occupancy and average daily room rate was 73% and $116, respectively, for the three months ended March 31, 2018, compared to 77% and $117, respectively, for the three months ended March 31, 2017. The hotel occupancy percentage decreased slightly due to having additional rooms available as a result of the acquisition of The Chelsea hotel. However, the total number of rooms occupied increased in the first quarter of 2018 over the first quarter of 2017, contributing to higher hotel revenues for the period.
In the Central region, the opening of the new land-based casino at Tropicana Evansville in October 2017 and the completion of a hotel renovation project at Lumière Place in the first quarter of 2017 combined to contribute to an $11.3 million increase in net revenues, to $84.8 million for the three months ended March 31, 2018, compared to $73.5 million for the three months ended March 31, 2017. Slot volumes in the Central region increased 17.8% and slot revenues increased 20.9%, or $11.8 million in the first quarter of 2018 as compared to the same period of 2017. Table games volume in the Central region increased 19.2% in the first quarter of 2018 over the same period of 2017, and while the table games hold in the first quarter of 2018 was 19.3% compared to 19.7% in the same period of 2017, table games revenue increased 16.6% for the first quarter of 2018 compared to the same period of 2017. The growth in both table games volume and revenue were led by Evansville, which posted increases in the first three months of 2018 of 37.7% and 50.5% in table volume and revenue, respectively, when compared to the first three months of 2017. The hotel occupancy rate for the three months ended March 31, 2018 was 76%, with an average room rate of $136, compared to occupancy of 78% and an average rate of $137 in the same period of 2017. Hotel revenues in the Central region during the three months ended March 31, 2018 increased 1.8% over the same period of 2017, due in part to the completion of the Lumière Place renovation project in the first quarter of 2017, combined with the increased gaming volume at the properties. Food and beverage revenues also grew substantially in the first quarter of 2018 compared to the first quarter of 2017 at both Evansville and Lumière Place; increased customer volumes at the properties, new dining venues and expanded hours in existing venues contributed to the 19.0% increase in food and beverage revenues in the region.
In the West region, net revenues were $29.4 million for the three months ended March 31, 2018, an increase of $1.2 million, or 4.1%, compared to the three months ended March 31, 2017. Although gaming volumes in the West region during the first quarter of 2018 increased only slightly compared to the prior year period, the table games hold percentage in the first quarter of 2018 was 21.2%, compared to 19.2% in the first quarter of 2017. As a result, table games revenue increased 11.5% for the first quarter of 2018 compared to the same period of 2017. The table games revenue increase can be attributed to MontBleu where the property experienced a 14.6% increase for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due, in part, to adverse weather conditions in early 2017. Hotel revenues increased 7.7% in the region, primarily due to an increase of 4.9% in the number of occupied rooms in the first quarter of 2018 when compared to the first quarter of 2017. The average daily room rate for the West region was $51 for the three months ended March 31, 2018, compared to $50 for the comparable prior year period. The occupancy rate in the West region was 61% for the three months ended March 31, 2018 and 58% for the three months ended March 31, 2017.
In the South region, net revenues were $24.7 million for the three months ended March 31, 2018, a decrease of $2.4 million, or 8.9%, compared to the three months ended March 31, 2017. Slot volumes for the South region decreased 11.3% in the three months ended March 31, 2018, compared to the prior year period, resulting in a 12.2% decrease in slot revenue in the region. The decrease in slot volumes in the first quarter of 2018 as compared to the same period of the prior year was primarily evident at the Belle of Baton Rouge, where slot volumes in the first quarter of 2017 were positively impacted by the lingering effects of federal aid workers and building contractors in the area in response to damaging rain and flooding in the second half of 2016. Table games volume during the first quarter of 2018 increased 8.8%, which resulted in a 7.6% increase in table games revenue when compared to the first quarter of 2017. Gaming volumes at Tropicana Aruba continue to grow as timeshare sales continue at the property; for the first quarter of 2018, total gaming volumes increased 19.0% at Tropicana Aruba. Total gaming revenues in the South region were down 10.7% primarily due to the aforementioned decline in slot volumes combined with a slight decrease in table games hold to 19.4% for the three months ended March 31, 2018 from 19.6% for the three months ended March 31, 2017. Timeshare sales at the Tropicana Aruba were $1.1 million in the first quarter of 2018, compared to $0.9 million in the first quarter of 2017. The occupancy rate at our properties in the South region was 65% for the three months ended March 31, 2018 compared to 73% for the same period of 2017. The average daily room rate for the South region was $115 and $100 for the three months ended March 31, 2018 and 2017, respectively.
Net revenues for Tropicana Entertainment Corporate and other division in the first quarter of 2017 represents the management fee earned as a result of our management of the Taj Mahal, which was sold in March 2017. Revenue in the first quarter of 2018 of approximately $31,000 consists of revenue earned from our online social gaming site. Tropicana shares in the excess of revenue over expenses with the operator of the site, which became operational in 2015. No revenue was earned by Tropicana from the operation of the site in the first quarter of 2017.
Operating Income
In the East region, Tropicana AC reported operating income for the three months ended March 31, 2018 of $8.4 million, a $1.6 million decrease from the operating income in the three months ended March 31, 2017. The decline in operating results in the East region was primarily driven by the decrease in gaming revenues, as discussed previously. In addition, although operating expenses, such as gaming taxes, payroll costs and promotional costs, also decreased, depreciation and amortization expenses increased $1.5 million in the first quarter of 2018 compared to the first quarter of 2017 as a result of renovation projects completed in the latter half of 2017.
In the Central region, the operating income for the three months ended March 31, 2018 was $19.2 million, a $3.6 million increase over the three months ended March 31, 2017. In addition to the increase in revenues in the Central region in the first quarter, as previously discussed, in January 2018 Tropicana Evansville was successful in its appeal of its real estate tax assessments for the years 2012 through 2017, which resulted in a tax refund of approximately $0.9 million, net of associated legal fees of approximately $0.2 million. The improvements in revenue and the real estate tax settlement were partially offset by higher operating expenses, primarily gaming taxes, at both properties, combined with an increase in depreciation expense in the region of $0.9 million.
In the West region, the operating income for the three months ended March 31, 2018 was $4.7 million, an increase of $1.6 million compared to the three months ended March 31, 2017. The increase is mainly attributable to the improvement in revenues, as previously discussed, combined with decreases in operating costs and depreciation expense.
In the South region, operating income for the three months ended March 31, 2018 was $2.5 million, a decrease of $2.2 million from the operating income for the three months ended March 31, 2017. This decrease was attributable to the lower revenues during the quarter, as previously discussed, partially offset by lower operating expenses during the first quarter of 2018 as compared to the same period of 2017.
The Corporate and other operating loss, which includes the results of all other subsidiaries of the Company, was $6.0 million for the three months ended March 31, 2018, reflecting a larger loss than during the three months ended March 31, 2017 primarily due to the recognition of $1.3 million of revenue during the first quarter of 2017 related to the TEI Management Services LLC agreement to manage the Taj Mahal, together with increased depreciation and amortization expense.
Interest Expense
Interest expense for the three months ended March 31, 2018 and 2017 was $1.7 million and $3.0 million, respectively. The reduction in interest expense was primarily due to the lower outstanding principal balance due to the optional prepayments, totaling $150 million, made in the second half of 2017. The interest expense on our Term Loan Facility accrues at a floating rate, which was 4.9% per annum as of March 31, 2018. Cash paid for interest, net of interest capitalized, was $1.6 million and

$2.7 million for the three months ended March 31, 2018 and 2017, respectively. Interest expense also includes $0.1 million and $0.2 million of amortization of debt issuance costs and discounts for the three months ended March 31, 2018 and March 31, 2017, respectively.
Income Taxes
Income tax expense was $6.8 million and $16.0 million, for the three months ended March 31, 2018 and 2017, respectively, and our effective income tax rate was 25.0% and 38.3% for the same periods, respectively. On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. Among other things, the Act permanently lowers the corporate tax rate to 21% from the previous maximum rate of 35%, effective for tax years including or commencing January 1, 2018. The difference between the federal statutory rate of 21.0% and 35%, respectively, and the effective tax rates for the three months ended March 31, 2018 and 2017 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), valuation allowances and other permanent differences.
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
Our material cash requirements for our existing properties for 2018 include (i) mandatory interest payments related to our Term Loan Facility of approximately $6.7 million, (ii) maintenance capital expenditures expected to be approximately $43 million, (iii) growth capital expenditures expected to be approximately $25 million, (iv) minimum lease payments under our operating leases of approximately $6.8 million. The majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.
The following table summarizes our cash flows (in thousands):

	Three months ended March 31,
	2018	2017
Cash Flow Information:
Net cash provided by operating activities	$37,638	$46,579
Net cash used in investing activities	(22,114)	(32,402)
Net cash used in financing activities	—	(750)
Net increase in cash, cash equivalents and restricted cash	$15,524	$13,427
During the three months ended March 31, 2018, our operating activities provided $37.6 million in cash. Cash paid for interest, net of interest capitalized, was $1.6 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively. Cash paid for interest was lower in 2018 from 2017 primarily due to the lower outstanding principal balance on the Term Loan Facility. Net cash provided by operating activities for the three months ended March 31, 2018 declined from the prior year period primarily due to the receipt of the $15 million termination fee as a result of the sale of the Taj Mahal to a third party and concurrent termination of the Management Agreement in the first quarter of 2017.
During the three months ended March 31, 2018, our investing activities used $22.1 million in cash. Net cash used in investing activities during the three months ended March 31, 2018 primarily consisted of $23.0 million for capital expenditures. Net cash used in investing activities during the three months ended March 31, 2017 consisted primarily of $25.0 million for capital expenditures and $8.1 million for the acquisition of the Taj Mahal's customer database and other intellectual property. Capital expenditures are expenditures necessary to keep our existing properties at their current levels, typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age, or expenditures for the growth of our business.

During the three months ended March 31, 2018, there was no change in our cash due to financing activities. Net cash used by financing activities for the three months ended March 31, 2017 primarily consisted of the principal payment on the Term Loan Facility of $0.8 million.
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
The Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The interest rate increases by 2.00% following certain defaults. As of March 31, 2018, the interest rate on the Term Loan Facility was 4.9%.
At our election and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.
The Term Loan Facility may be prepaid at our option at any time without penalty (other than customary LIBO Rate breakage fees). On September 29, 2017, the Company made an optional prepayment of $125 million on the Term Loan Facility and on December 29, 2017, the Company made a second optional prepayment of $25 million. Under the terms of the Term Loan Facility, an optional prepayment is applied first to the next four quarterly mandatory principal payments, and second, to reduce on a pro-rata basis, the remaining scheduled principal payments. As a result of the optional prepayments on September 29, 2017 and December 29, 2017, the Company wrote off a portion of the debt issuance costs and discount, totaling $1.4 million.
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
Our interest expense for the three months ended March 31, 2018 and 2017 was $1.7 million and $3.0 million, respectively, which includes $0.1 million and $0.2 million of amortization of the related debt discounts and debt issuance costs for the three months ended March 31, 2018 and 2017, respectively.
In connection with the transactions contemplated by the Merger Agreement, it is currently anticipated that the Term Loan Facility will be repaid on or before the Closing Date (as defined in the Merger Agreement).
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
There were no repurchases of our stock under the Stock Repurchase Program during the three months ended March 31, 2018 and 2017.

In connection with the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement (see Note 20 - Subsequent Events) on April 15, 2018, the Board of Directors terminated the Stock Repurchase Program.
Tender Offer
On June 23, 2017, the Company and Icahn Enterprises Holdings L.P., a Delaware limited partnership ("Icahn Enterprises") commenced a tender offer to purchase severally, and not jointly, up to 5,580,000 shares of common stock in the aggregate, at a price not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto or hereto, collectively constituted the "Offer"). The Offer was completed on August 9, 2017. The Offer was made severally, and not jointly, by the Company and Icahn Enterprises and upon the terms and subject to the conditions of the Offer, first, the Company severally, and not jointly, purchased 800,000 of the shares properly tendered, and second, Icahn Enterprises severally, and not jointly, purchased the remaining shares properly tendered, totaling 2,121,712 shares. The shares purchased by the Company in this Offer were purchased under the Company's Stock Repurchase Program. All shares purchased by the Company and Icahn Enterprises were purchased at the maximum offer price per share of $45. As a result of the completion of the Offer, as of March 31, 2018, Mr. Icahn indirectly controlled approximately 83.9% of the voting power of the Company’s Common Stock.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the three months ended March 31, 2018 compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Term Loan Facility that bears interest based on floating rates. Based on our outstanding borrowings as of March 31, 2018, assuming a 1 (one) percentage point increase in the interest rate, which was approximately 4.9% annually as of March 31, 2018, our annual interest cost would increase by approximately $1.4 million.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of March 31, 2018. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a description of our previously reported legal proceedings, refer to "Item 3-Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material developments with respect to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2017, except as discussed in Note 13 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017 includes a discussion of our risk factors. Except for the risk factor noted below, there have been no other material changes to our risk factors during the three months ended March 31, 2018 as compared to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
The consummation of the transactions contemplated by the Merger Agreement and the Real Estate Purchase Agreement is contingent upon the satisfaction of a number of conditions, including gaming and regulatory approvals, that may not be satisfied or completed on a timely basis, if at all. Failure to complete the transactions contemplated by the Merger Agreement and the Real Estate Purchase Agreement could negatively impact our stock price, business, financial condition, results of operations or prospects.
The closing of the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement are subject to conditions to closing which are not wholly within the Company’s control, including, among other things, the receipt of certain regulatory and gaming approvals, and the disposal of the Aruba Operations. We cannot assure you that each of the conditions will be satisfied or waived in a timely manner, if at all, and the Merger may be delayed or not consummated. If the conditions are not satisfied or waived in a timely manner and the Merger is delayed or not consummated, we may lose some or all of the intended or perceived benefits of the Merger, which could cause our stock price to decline and harm our business.
We are also subject to additional risks in connection with the Merger, including, without limitation: (1) the occurrence of an event or circumstance that could give rise to the payment of a termination fee by us of $92.5 million, (2) the outcome of any legal proceedings that may be instituted against us, our directors or others relating to the transactions contemplated by the Merger Agreement, (3) the failure of the Merger to close for any reason, including due to the failure to obtain the necessary regulatory approvals, (4) the restrictions imposed on our business, properties and operations pursuant to the affirmative and negative covenants set forth in the Merger Agreement and the potential impact of such covenants on our business, (5) the risk that the Merger will divert management’s attention resulting in a potential disruption of our current business plan, and (6) potential difficulties in employee retention arising from the Merger.
If any of these risks materialize, our stock price may decline and our business, financial conditions, results of operations or prospects could be materially harmed.
ITEM 2. PURCHASE OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
This table provides information with respect to purchases by the Company of shares of its Common Stock on the open market as part of the Stock Repurchase Program during the quarter ended March 31, 2018:

Period	Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
January 1, 2018 through January 31, 2018	—	—	—	$21,169
February 1, 2018 through February 28, 2018	—	—	—	$21,169
March 1, 2018 through March 31, 2018	—	—	—	$21,169

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
In connection with the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement on April 15, 2018, the Board of Directors terminated the Stock Repurchase Program.
Tender Offer
On June 23, 2017, the Company and Icahn Enterprises Holdings L.P., a Delaware limited partnership ("Icahn Enterprises") commenced a tender offer to purchase severally, and not jointly, up to 5,580,000 shares of common stock in the aggregate, at a price not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto or hereto, collectively constituted the "Offer"). The Offer was completed on August 9, 2017. The Offer was made severally, and not jointly, by the Company and Icahn Enterprises and upon the terms and subject to the conditions of the Offer, first, the Company severally, and not jointly, purchased 800,000 of the shares properly tendered, and second, Icahn Enterprises severally, and not jointly, purchased the remaining shares properly tendered, totaling 2,121,712 shares. The shares purchased by the Company in this Offer were purchased under the Company's Stock Repurchase Program. All shares purchased by the Company and Icahn Enterprises were purchased at the maximum offer price per share of $45. As a result of the completion of the Offer, as of March 31, 2018, Mr. Icahn indirectly controlled approximately 83.9% of the voting power of the Company’s Common Stock.

ITEM 6.    EXHIBITS
(a) Exhibits

Exhibit Number	Exhibit Description
2.1
First Amended Joint Plan of Reorganization of Tropicana Entertainment, LLC and Certain of its Debtor Affiliates Under Chapter 11 of the Bankruptcy Code. (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)

2.2
Amended and Restated Purchase Agreement, dated as of November 20, 2009, among Adamar of New Jersey, Inc., Manchester Mall, Inc., the Honorable Gary S. Stein, Tropicana Entertainment, LLC, Ramada New Jersey Holdings Corporation, Atlantic-Deauville, Inc., Adamar Garage Corporation, Ramada New Jersey, Inc., Credit Suisse, Tropicana Entertainment Inc., Tropicana Atlantic City Corp., and Tropicana AC Sub Corp. (Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K; the Registrant will furnish supplementally a copy of the omitted schedules to the Commission upon request.) (Incorporated by reference to the Company's Amendment No. 1 to Form 10 dated December 21, 2009)

2.3
Agreement and Plan of Merger, dated as of April 15, 2018, by and among Eldorado Resorts, Inc., Delta Merger Sub, Inc., GLP Capital, L.P. and Tropicana Entertainment Inc. (Incorporated by reference to exhibit 2.1 of the Company's Current Report on Form 8-K dated April 16, 2018)

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

10.15
Tropicana Entertainment Inc. Change in Control and Severance Plan, dated as of April 15, 2018. (Incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K dated April 16, 2018)

10.16
Real Estate Purchase Agreement, dated April 15, 2018, by and between Tropicana Entertainment Inc. and GLP Capital, L.P. (Incorporated by reference to Exhibit A to exhibit 2.1 of the Company's Current Report on Form 8-K dated April 16, 2018)

10.17
Disaffiliation Agreement, dated April 15, 2018, by and among American Entertainment Properties Corp., Tropicana Entertainment Inc., the Tropicana Subsidiaries (as defined therein) and Eldorado Resorts, Inc. (Incorporated by reference to Exhibit E to exhibit 2.1 of the Company's Current Report on Form 8-K dated April 16, 2018)

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

TROPICANA ENTERTAINMENT INC.

Date:	May 2, 2018	By:	/s/ THERESA GLEBOCKI
		Name:	Theresa Glebocki
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)