Form 10-Q
period 2018-06-30
Tropicana Entertainment Inc.
filed 2018-08-01
CIK 1476246

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2018
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
8345 W. Sunset Road, Las Vegas, Nevada 89113 (Address of principal executive offices, Zip Code)
Registrant's telephone number, including area code: 702-589-3900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of July 31, 2018, there were 23,834,512 shares outstanding of the registrant's common stock, $.01 par value per share.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,040	$103,069
Restricted cash	16,366	15,918
Receivables, net	31,804	37,472
Income tax receivable from related party	—	6,960
Inventories	8,283	7,573
Prepaid expenses and other assets	17,259	23,807
Total current assets	171,752	194,799
Property and equipment, net	810,828	810,688
Goodwill	15,857	15,857
Intangible assets, net	77,727	79,290
Investments	7,123	7,253
Deferred tax assets, net	57,908	58,313
Long-term prepaid rent and other assets	33,361	33,902
Total assets	$1,174,556	$1,200,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,733	$42,495
Accrued expenses and other current liabilities	79,248	94,455
Total current liabilities	115,981	136,950
Long-term debt, net	87,333	136,721
Other long-term liabilities	8,290	7,257
Deferred tax liabilities	3,963	3,963
Total liabilities	215,567	284,891
Commitments and contingencies
Shareholders' equity:
Tropicana Entertainment Inc. preferred stock at $0.01 par value; 10,000,000 shares authorized, no shares issued	—	—
Tropicana Entertainment Inc. common stock at $0.01 par value; 100,000,000 shares authorized, 23,834,512 shares issued and outstanding at June 30, 2018 and December 31, 2017	238	238
Additional paid-in capital	521,553	521,553
Retained earnings	435,688	393,420
Accumulated other comprehensive income	1,510	—
Total shareholders' equity	958,989	915,211
Total liabilities and shareholders' equity	$1,174,556	$1,200,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Casino	$148,592	$140,895	$299,507	$286,369
Room	43,952	42,515	80,296	78,053
Food and beverage	30,976	29,701	59,744	56,198
Other	7,900	8,065	15,293	15,332
Management fee from related party	—	—	—	1,250
Net revenues	231,420	221,176	454,840	437,202
Operating costs and expenses:
Casino	59,115	57,422	119,155	113,505
Room	17,039	16,925	32,817	32,291
Food and beverage	24,948	24,884	48,200	46,927
Other	5,178	5,037	9,652	9,997
Marketing, advertising and promotions	18,623	17,458	36,213	35,182
General and administrative	37,584	38,014	74,267	74,968
Maintenance and utilities	17,589	17,724	35,146	34,536
Depreciation and amortization	20,482	19,174	40,652	36,794
Impairment charges, other write-downs and recoveries	144	28	114	(1,103)
Real estate tax settlement	—	—	(880)	—
Total operating costs and expenses	200,702	196,666	395,336	383,097
Operating income	30,718	24,510	59,504	54,105

Other income (expense):
Interest expense	(1,617)	(3,016)	(3,333)	(5,981)
Interest income	160	214	322	467
Termination fee from related party	—	—	—	15,000
Term loan discount/cost write down	(362)	—	(362)	—
Other non-operating income	76	—	76	—
Total other income (expense)	(1,743)	(2,802)	(3,297)	9,486
Income before income taxes	28,975	21,708	56,207	63,591
Income tax expense	(7,131)	(8,315)	(13,939)	(24,352)
Net income	$21,844	$13,393	$42,268	$39,239

Basic and diluted income per common share:
Net income	$0.92	$0.54	$1.77	$1.59

Weighted-average common shares outstanding:
Basic and diluted	23,835	24,635	23,835	24,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$21,844	$13,393	$42,268	$39,239
Components of other comprehensive income:
Actuarial gain related to defined benefit pension plan, net of taxes of $405	—	—	1,540	—
Amortization of net actuarial gain	(15)	—	(30)	—
Other comprehensive income	(15)	—	1,510	—

Comprehensive income	$21,829	$13,393	$43,778	$39,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

TROPICANA ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$42,268	$39,239
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance recoveries	—	(1,387)
Insurance proceeds	—	109
Depreciation and amortization	40,652	36,794
Amortization of debt discount and debt issuance costs	250	515
Term loan discount/cost write down	362	—
Change in investment reserves	651	(1,472)
Loss on disposition of asset	(69)	284
Changes in operating assets and liabilities:
Receivables, net	5,668	6,884
Income tax receivable from related party	6,960	—
Inventories, prepaids and other assets	5,838	(4,798)
Accrued interest	(28)	(1,000)
Accounts payable, accrued expenses and other liabilities	(15,694)	5,515
Long term prepaid rent and other noncurrent assets and liabilities, net	3,664	791
Net cash provided by operating activities	90,522	81,474
Cash flows from investing activities:
Additions of property and equipment	(46,356)	(55,407)
Approved CRDA Project Funds received	—	6,422
Proceeds from sale of investment	—	6
Insurance proceeds	—	1,278
Intangible assets acquired	—	(8,050)
Other	1,253	1,174
Net cash used in investing activities	(45,103)	(54,577)
Cash flows from financing activities:
Payments on debt	(50,000)	(1,500)
Net cash used in financing activities	(50,000)	(1,500)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,581)	25,397
Cash, cash equivalents and restricted cash, beginning of period	118,987	254,457
Cash, cash equivalents and restricted cash, end of period	$114,406	$279,854

Supplemental cash flow disclosure:
Cash paid for interest, net of interest capitalized	$3,104	$6,461
Cash paid for income taxes, net of refunds received	756	9,090
Supplemental disclosure of non-cash items:
Capital expenditures included in accrued expenses and other current liabilities	6,092	9,918
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
The closing of the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement are subject to customary conditions, including, among other things, the receipt of certain regulatory and gaming approvals, and the transfer or disposal of the Aruba operations.  The transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement are expected to close in the second half of 2018. We cannot assure you that these transactions will be consummated in a timely manner, if at all.
Under certain circumstances, a termination of the Merger Agreement may result in a termination fee in the amount of $92.5 million payable by the Company to Parent and GLP, or by GLP and Parent to the Company.
In addition, prior to the closing of the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement, the Company will terminate its relationship with Insight Portfolio Group, LLC (see Note 12 - Related Party Transactions, Insight Portfolio Group, LLC).
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles in the United States ("GAAP") are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, from which the accompanying condensed consolidated balance sheet information as of that date was derived.

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
Restricted Cash
Restricted cash consists primarily of cash held in separate bank accounts designated for specific purposes. At both June 30, 2018 and December 31, 2017, $7.4 million was restricted to collateralize letters of credit. Also at each of June 30, 2018 and December 31, 2017, $6.6 million was held in a separate bank account to be used for purchases of replacement furniture, fixtures and equipment at the Four Seasons Hotel St. Louis, as required by contract. In addition, at June 30, 2018 and December 31, 2017, a total of $2.4 million and $1.9 million, respectively, was held as restricted cash as required by gaming regulatory agencies in Nevada, New Jersey and Missouri.
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
The Company’s gaming wager contracts involve multiple performance obligations for those customers who participate in the Company’s loyalty programs (the “Programs”). Under the Programs, customers earn points from their gaming wager activities, which may be redeemed, subject to certain limitations and the terms of the programs, for free slot play, cash, food, beverages, rooms or merchandise. For purposes of allocating the transaction price in a wagering transaction between the gaming performance obligation and the obligation associated with the loyalty points earned, the Company determines the stand-alone selling price of the loyalty points earned, which is the retail value of the free slot play, services or merchandise for which points can be redeemed. Since the stand-alone selling price for wagers is highly variable and no set established price can be determined for such wagers, the amount of revenue allocated to the gaming wager is determined using the residual approach, after determining the value of the loyalty points. The gaming revenue is recognized when the wagers occur; the loyalty point liability amount is deferred and recognized as revenue when the customer redeems their points, at the retail value of rooms, food and beverage or other goods and services. See "Adoption of New Accounting Standards" below, for discussion of the impact of the adoption of ASC Topic 606 as of January 1, 2018 and Note 19 - Segment Information, for disaggregation of revenue detail for our reportable segments.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
The following table summarizes the liabilities related to contracts with customers (in thousands):

	Loyalty Program Liabilities		Outstanding Chip and Voucher Liabilities		Customer Deposits and Other Deferred Revenue
	2018	2017	2018	2017	2018	2017
Balances at January 1	$7,947	$9,234	$4,718	$4,689	$5,019	$4,358
Balances at June 30	6,638	8,617	6,295	4,004	4,551	4,430
Increase (decrease), net	$(1,309)	$(617)	$1,577	$(685)	$(468)	$72
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
The tables below provide a reconciliation of results as previously reported and the resulting impacts from the adoption of ASC 606 and ASU No. 2016-18, Restricted Cash, which is described below (in thousands except per share data):

Consolidated Balance Sheet	Balance at December 31, 2017
	As Previously Reported	Adoption of ASC 606	As Adjusted
Deferred tax assets, net	$57,693	$620	$58,313
Total assets	1,199,482	620	1,200,102
Accrued expenses and other current liabilities	91,694	2,761	94,455
Total liabilities	282,130	2,761	284,891
Retained earnings	395,561	(2,141)	393,420
Total shareholders' equity	917,352	(2,141)	915,211
Total liabilities and shareholders' equity	$1,199,482	$620	$1,200,102

Consolidated Statements of Income	Three months ended June 30, 2017			Six months ended June 30, 2017
	As Previously Reported	Adoption of ASC 606	As Adjusted	As Previously Reported	Adoption of ASC 606	As Adjusted
Casino revenue	$175,968	$(35,073)	$140,895	$353,388	$(67,019)	$286,369
Rooms, food, beverage and other revenue	70,293	9,988	80,281	132,700	18,133	150,833
Promotional allowances	(23,965)	23,965	—	(46,405)	46,405	—
Net revenue	222,296	(1,120)	221,176	439,683	(2,481)	437,202
Operating costs and expenses	197,862	(1,196)	196,666	385,776	(2,679)	383,097
Operating income	24,434	76	24,510	53,907	198	54,105
Income before taxes	21,632	76	21,708	63,393	198	63,591
Income tax expense	(8,285)	(30)	(8,315)	(24,279)	(73)	(24,352)
Net income	$13,347	$46	$13,393	$39,114	$125	$39,239
Income per common share	$0.54	$—	$0.54	$1.59	$—	$1.59

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Consolidated Statement of Cash Flows	Six months ended June 30, 2017
	As Previously Reported	Adoption of ASC 606	Adoption of ASU No. 2016-18	As Adjusted
Net income	$39,114	$125	$—	$39,239
Restricted cash funded - operating activities	(71)	—	71	—
Accounts payable, accrued expenses and other liabilities	5,640	(125)	—	5,515
Net cash provided by operating activities	81,403	—	71	81,474
Restricted cash funded - investing activities	(321)	—	321	—
Net cash used in investing activities	(54,898)	—	321	(54,577)
Restricted cash funded - financing activities	(5)	—	5	—
Net cash used in financing activities	(1,505)	—	5	(1,500)
Net increase in cash	25,000	—	397	25,397
Cash, cash equivalents and restricted cash, beginning of period	239,615	—	14,842	254,457
Cash, cash equivalents and restricted cash, end of period	$264,615	$—	$15,239	$279,854
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of right-of-use assets and lease liabilities, measured at the present value of the future minimum lease payments, by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. Early application is permitted. The Company continues to evaluate the impact of this guidance. We believe the most significant impact will relate to the recognition of right-of-use assets and lease liabilities on our consolidated balance sheets for long-term operating leases. We anticipate our assessment and implementation plan to be ongoing during the remainder of 2018.
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

The following table presents a summary of fair value measurements by level for certain assets measured at fair value on a recurring basis included in the accompanying condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 (in thousands):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets:
CRDA deposits, net	$—	$—	$491	$491

December 31, 2017
Assets:
CRDA deposits, net	$—	$—	$587	$587
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposits at fair value. As of June 30, 2018 and December 31, 2017, the remainder of funds on deposit with the CRDA which are not attributable to the amended CRDA grant agreement, as discussed further in Note 7 - Investments, are classified in the fair value hierarchy as Level 3, and estimated using valuation allowances calculated based on market rates for similar assets and other information received from the CRDA.
The following table summarizes the changes in fair value of the Company's Level 3 CRDA deposits (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning Balance	$505	$1,134	$587	$1,202
Realized or unrealized gains/(losses)	(335)	(55)	(613)	(62)
Additional CRDA deposits	341	339	648	665
Purchases of CRDA investments	(20)	(395)	(131)	(782)
Ending Balance	$491	$1,023	$491	$1,023
Realized or unrealized gains/(losses) related to the Level 3 investments held at the end of the reporting period are included in general and administrative expenses on the accompanying condensed consolidated statements of income. There were no transfers between fair value levels during the periods ended June 30, 2018 and 2017.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Long-term Debt
The Company's long-term debt is carried at amortized cost in the accompanying consolidated balance sheets. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices for similar issues. The estimated fair value of long-term debt as of June 30, 2018 and December 31, 2017 is approximately $88.4 million and $139.4 million, respectively. See Note 10 - Debt for the discussion regarding the Company's optional prepayments of long-term debt.
CRDA Bonds
The Company's CRDA bonds are classified as held-to-maturity since the Company has the ability and intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. The CRDA bonds are initially recorded at a discount to approximate fair value. After the initial determination of fair value, the Company will analyze the CRDA bonds quarterly for recoverability based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional allowances will be recorded. The fair value of the Company's CRDA bonds is considered a Level 3 fair value measurement. The CRDA bonds carrying value as of June 30, 2018 and December 31, 2017 net of the unamortized discount and allowances was $6.6 million and $6.5 million, respectively, which approximates fair value. See Note 7 - Investments for more detail related to the CRDA bonds.
NOTE 4—RECEIVABLES
Receivables consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Casino	$10,681	$11,803
Hotel	7,859	6,287
Income tax receivable	3,068	9,414
Other	18,862	18,429
Receivables, gross	40,470	45,933
Allowance for doubtful accounts	(8,666)	(8,461)
Receivables, net	$31,804	$37,472
NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	Estimated life (years)	June 30, 2018	December 31, 2017
Land	—	$118,268	$118,271
Buildings and improvements	10 - 40	733,971	711,339
Furniture, fixtures and equipment	3 - 7	325,778	310,890
Riverboats and barges	5 - 15	12,315	12,764
Construction in progress	—	13,854	16,435
Property and equipment, gross		1,204,186	1,169,699
Accumulated depreciation		(393,358)	(359,011)
Property and equipment, net		$810,828	$810,688
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

in certain situations between those annual dates. See Note 2 - Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for more detail related to the goodwill impairment analysis.
The carrying amounts of Goodwill by segment are as follows (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
Central	$14,224	$—	$14,224	$14,224	$—	$14,224
South	1,731	(1,731)	—	1,731	(1,731)	—
Corporate and other	10,704	(9,071)	1,633	10,704	(9,071)	1,633
Total	$26,659	$(10,802)	$15,857	$26,659	$(10,802)	$15,857
Intangible assets consist of the following (in thousands):

	Estimated life (years)	June 30, 2018	December 31, 2017
Trade name	Indefinite	$25,500	$25,500
Gaming licenses	Indefinite	37,387	37,387
Customer lists	3	7,660	7,660
Favorable lease	5 - 42	13,260	13,260
Intellectual property, other	1	550	550
Total intangible assets		84,357	84,357
Less accumulated amortization:
Customer lists		(3,285)	(2,035)
Favorable lease		(2,795)	(2,620)
Intellectual property, other		(550)	(412)
Total accumulated amortization		(6,630)	(5,067)
Intangible assets, net		$77,727	$79,290
Upon the adoption of fresh-start reporting, the Company recognized an indefinite life trade name related to the "Tropicana" trade name and indefinite life gaming licenses related to entities that are located in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. At both June 30, 2018 and December 31, 2017 the indefinite life gaming licenses consist of $28.7 million and $8.7 million related to Tropicana Evansville and Lumière Place, respectively.
Customer lists represent the value associated with customers enrolled in our customer loyalty programs and are amortized on a straight-line basis over three years. On March 31, 2017, concurrently with the sale of the Taj Mahal (see Note 12 - Related Party Transactions), the Company purchased the Taj Mahal customer database and certain other intellectual property for an aggregate purchase price of $8.05 million. The Company has estimated the value of the customer database to be $7.5 million, which is being amortized over a period of three years commencing April 1, 2017. The remainder of the purchase price, estimated to represent the fair value of the intellectual property, was amortized on a straight line basis over one year, commencing April 1, 2017. Total amortization expense related to customer lists and intellectual property, which is included in depreciation and amortization expense, for the three months ended June 30, 2018 and 2017 was $0.6 million and $0.8 million, respectively, and for the six months ended June 30, 2018 and 2017 was $1.4 million and $0.8 million, respectively. Estimated annual amortization related to customer lists and intellectual property is anticipated to be $2.6 million in 2018, $2.5 million in 2019 and $0.6 million in 2020.
Favorable lease arrangements were valued upon adoption of fresh-start reporting and are being amortized to rental expense on a straight-line basis over the remaining useful life of the respective leased facility. In connection with the Tropicana AC acquisition, the Company also recognized intangible assets relating to favorable lease arrangements which are being amortized to tenant income on a straight-line basis over the terms of the various leases. Additionally, in connection with the acquisition of Tropicana Aruba, the Company recognized intangible assets relating to a favorable land lease arrangement which is amortized to rental expense on a straight-line basis over the remaining term of the land lease. Amortization expense related

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

to favorable lease arrangements, which is amortized to rental expense or tenant income, as applicable, for each of the three months ended June 30, 2018 and 2017 was $0.1 million, and for each of the six months ended June 30, 2018 and 2017 was $0.2 million.
NOTE 7—INVESTMENTS
CRDA
The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of gross gaming revenues and 2.5% of internet gaming gross revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues and 5% on internet gaming gross revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. The carrying value of the total investments at June 30, 2018 and December 31, 2017 approximates their fair value.
CRDA investments consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Investment in bonds—CRDA	$19,342	$19,211
Less unamortized discount	(8,066)	(8,089)
Less valuation allowance	(4,644)	(4,616)
Deposits—CRDA	1,848	1,331
Less valuation allowance	(1,357)	(584)
Direct investment—CRDA	1,578	1,578
Less valuation allowance	(1,578)	(1,578)
Total CRDA investments	$7,123	$7,253
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
Funds on deposit with the CRDA are held in an interest bearing account by the CRDA. Interest is earned at the stated rate that approximates two-thirds of the current market rate for similar assets. The Company records charges to expense to reflect the lower return on investment and records the deposit at fair value on the date the deposit obligation arises. During the three months ended June 30, 2018 and 2017, the Company recorded a charge of $0.4 million and a reduction of $0.4 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income, representing the changes in these investment reserves. During the six months ended June 30, 2018 and 2017, the Company recorded a charge of $0.7 million and a reduction of $1.5 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income, representing the changes in these investment reserves.
As a result of the NJ PILOT Law, which was enacted in May 2016 (see further discussion in Note 13 - Commitments and Contingencies, NJ PILOT Law), the portion of investment alternative tax payments made by casino operators which are deposited with the CRDA and which have not been pledged for the payment of bonds issued by the CRDA will be allocated to the State of New Jersey for purposes of paying debt service on bonds previously issued by Atlantic City. That portion of the deposits which will be allocated to the State of New Jersey are no longer recorded as an investment with a corresponding valuation allowance, but are charged directly to general and administrative expenses. During each of the three months ended June 30, 2018 and 2017, the Company recorded charges of $0.9 million to general and administrative expenses on the accompanying condensed consolidated statements of income, representing that portion of investment alternative tax payments that will be allocated to the State of New Jersey under the NJ PILOT Law and have no future value to the Company. During the six months ended June 30, 2018 and 2017, the Company recorded charges of $1.8 million and $1.9 million, respectively, to general and administrative expenses on the accompanying condensed consolidated statements of income, representing that

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

portion of investment alternative tax payments that will be allocated to the State of New Jersey under the NJ PILOT Law and have no future value to the Company.
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
Ruby Seven entered into a merger agreement with a third party pursuant to which Ruby Seven merged into the third party in a transaction that closed in February 2016. TEI R7 approved the agreement.  As a result of the merger transaction, all of Ruby Seven’s outstanding shares (including the shares held by TEI R7) were canceled and the Ruby Seven shareholders received merger consideration in exchange for their shares.  At closing, TEI R7 received cash in the approximate amount of $0.8 million, plus an earn-out consideration over three years following the closing, with a minimum earn-out of approximately $0.7 million, which is included in long-term assets on the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.
NOTE 8—LONG-TERM PREPAID RENT AND OTHER ASSETS
Long-term prepaid rent and other assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Tropicana Evansville prepaid rent	$21,326	$22,618
Deposits	2,139	2,173
Timeshare inventory	4,449	3,656
Other	5,447	5,455
Long-term prepaid rent and other assets	$33,361	$33,902
NOTE 9—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued payroll and benefits	$28,783	$44,644
Accrued gaming and related	17,878	17,391
Accrued taxes	14,629	13,366
Other accrued expenses and current liabilities	17,958	19,054
Total accrued expenses and other current liabilities	$79,248	$94,455

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 10—DEBT
Debt consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Term Loan Facility, due 2020, interest at 5.1% and 4.6% annually at June 30, 2018 and December 31, 2017, respectively, net of unamortized discount of $0.2 and $0.3 million at June 30, 2018 and December 31, 2017, respectively, and debt issuance costs of $0.5 million and $1.0 million at June 30, 2018 and December 31, 2017, respectively	$87,333	$136,721
Less current portion of debt	—	—
Total long-term debt, net	$87,333	$136,721
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

The Term Loan Facility accrues interest, at the Company's option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0% annually. The interest rate increases by 2.00% following certain defaults. As of June 30, 2018, the interest rate on the Term Loan Facility was 5.1% annually.

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

The Term Loan Facility may be prepaid at the option of the Company at any time without penalty (other than customary LIBO Rate breakage fees). In September 2017 and December 2017, the Company made optional prepayments of principal on the Term Loan Facility of $125 million and $25 million, respectively. In addition, the Company made optional prepayments of principal on the Term Loan Facility of $50 million in May 2018 and $25 million in July 2018. Under the terms of the Term Loan Facility, the optional prepayments are applied first to the next four quarterly mandatory principal payments, and second, to reduce on a pro-rata basis, the remaining scheduled principal payments. As a result of the optional prepayments, the Company wrote off a portion of the debt issuance costs and discount totaling $1.4 million in 2017 and $0.4 million during the six months ended June 30, 2018 (see Note 20 - Subsequent Events).

The Company is required to make mandatory payments of the Term Loan Facility with (i) net cash proceeds of certain asset sales (subject to reinvestment rights), (ii) net cash proceeds from certain issuances of debt and equity (with certain

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

exceptions), (iii) up to 50% of annual excess cash flow (as low as 0% if the Company's total leverage ratio is below 2.75:1.00), and (iv) certain casualty proceeds and condemnation awards (subject to reinvestment rights).

Key covenants binding the Company and its subsidiaries include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Key default provisions include (i) failure to repay principal, interest, fees and other amounts owing under the facility, (ii) cross default to certain other indebtedness, (iii) the rendering of certain judgments against the Company or its subsidiaries, (iv) failure of security documents to create valid liens on property securing the Term Loan Facility and to perfect such liens, (v) revocation of casino, gambling, or gaming licenses, (vi) the Company's or its material subsidiaries' bankruptcy or insolvency; and (vii) the occurrence of a Change of Control (as defined in the Credit Agreement). Many defaults are also subject to cure periods prior to such default giving rise to the right of the lenders to accelerate the loans and to exercise remedies. The Company was in compliance with the covenants of the Term Loan Facility at June 30, 2018.

NOTE 11—IMPAIRMENT CHARGES, OTHER WRITE DOWNS AND RECOVERIES
Impairment charges, other write-downs and recoveries consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Contract early termination costs	$183	$—	$183	$—
Gain on insurance recovery	—	(109)	—	(1,387)
(Gain) loss on disposal of assets	(39)	137	(69)	284
Total impairment charges, other write-downs and recoveries	$144	$28	$114	$(1,103)
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
NOTE 12—RELATED PARTY TRANSACTIONS
Insight Portfolio Group LLC
Effective January 1, 2013, the Company acquired a minority equity interest in Insight Portfolio Group LLC (“Insight Portfolio Group”) and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by the Company, a number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. The Company may purchase a variety of goods and services as a member of the buying group at prices and on terms that the Company believes are more favorable than those which would be achieved on a stand-alone basis. Commencing in the second quarter of 2016, an officer of the Company also serves on the Board of Directors of Insight Portfolio Group. During the three months ended June 30, 2018, the Company paid $0.1 million to Insight Portfolio Group; no payment was made during the same period of 2017. During the six months ended June 30, 2018 and 2017, the Company paid $0.2 million and $0.1 million, respectively, to Insight Portfolio Group.
Prior to the closing of the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement, the Company will terminate its relationship with Insight Portfolio Group, LLC.
WestPoint International, LLC
The Company and certain of its subsidiaries purchase sheets, towels and other products from WestPoint International, LLC (formerly WestPoint International, Inc., or "WPI"). WPI is an indirect wholly-owned subsidiary of Icahn Enterprises, which is indirectly controlled by Mr. Icahn. During the three months ended June 30, 2018 and 2017, the Company paid $0.3

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

million and $0.4 million, respectively, to WPI for purchases of these products. During the six months ended June 30, 2018 and 2017, the Company paid $0.5 million and $0.9 million, respectively, to WPI for purchases of these products.
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
In October 2016, the Taj Mahal discontinued its operation as a casino hotel. TTMA exercised its right to terminate the Management Agreement without Cause (as defined in the Management Agreement), effective March 31, 2017, concurrently with the sale of the Taj Mahal to a third party and the surrender of TTMA's New Jersey casino license, at which time TEI Management Services LLC was paid a termination fee of $15 million pursuant to the provisions of the Management Agreement. The termination fee is reflected as "Termination fee from related party" in the accompanying condensed consolidated statements of income for the six months ended June 30, 2017.
For the six months ended June 30, 2017, the Company recorded $1.3 million of management fee income as a result of the Management Agreement, which is included in Management fee from related party in the accompanying condensed consolidated statements of income. Due to the termination of the Management Agreement on March 31, 2017, there was no management fee income for the three months ended June 30, 2017.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

New Jersey Division of Gaming Enforcement Surplus Credit
In the second quarter of 2017, the New Jersey Division of Gaming Enforcement ("NJDGE") distributed refunds to the Atlantic City casinos, in the form of credits which could be used to offset future monthly NJDGE operating cost charges. The refunds represented the excess of the NJDGE monthly costs paid by the operating Atlantic City casinos over the actual NJDGE operating costs incurred for the period July 1, 2015 through June 30, 2016. The Taj Mahal received a credit for approximately $0.4 million. The NJDGE agreed to allow Tropicana AC to purchase this credit from the Taj Mahal and apply it to payments for future NJDGE monthly charges by Tropicana AC. Tropicana AC purchased this credit from the Taj Mahal for $0.4 million in the second quarter of 2017.
In 2018, a similar credit for approximately $0.3 million was issued by the NJDGE to the Taj Mahal related to the NJDGE's fiscal year ended June 30, 2017, and Tropicana AC was allowed to purchase this credit for $0.3 million in the second quarter of 2018, and similarly may apply it to payments for future NJDGE monthly charges by Tropicana AC.
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
Icahn Enterprises Holdings L.P.
Tender Offer
On June 23, 2017, the Company and Icahn Enterprises Holdings L.P., a Delaware limited partnership ("Icahn Enterprises") commenced a tender offer to purchase severally, and not jointly, up to 5,580,000 shares of common stock in the aggregate, at a price not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constituted the "Offer"). The Offer was completed on August 9, 2017. The Offer was made severally, and not jointly, by the Company and Icahn Enterprises and upon the terms and subject to the conditions of the Offer, first, the Company severally, and not jointly, purchased 800,000 of the shares properly tendered, and second, Icahn Enterprises severally, and not jointly, purchased the remaining shares properly tendered, totaling 2,121,712 shares. All shares purchased by the Company and Icahn Enterprises were purchased at the maximum offer price per share of $45. As a result of the completion of the Offer, as of June 30, 2018, Mr. Icahn indirectly controlled approximately 83.9% of the voting power of the Company’s Common Stock (see Note 14 - Stockholders’ Equity, Significant Ownership).
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Tax Allocation Agreement
Upon consummation of the Offer, the Company became eligible, for U.S. federal income tax purposes, to consent to be a member of the consolidated group of companies of which Icahn Enterprises is a member. On September 16, 2017, the Company and American Entertainment Properties Corp. ("AEPC"), an indirect wholly-owned subsidiary of Icahn Enterprises Holdings L.P., entered into a Tax Allocation Agreement pursuant to which AEPC and the Company and its subsidiaries agreed to the allocation of certain income tax items. The Company and its subsidiaries consented to join AEPC in the filing of AEPC's federal consolidated return and, if elected by AEPC, certain state consolidated returns. In those jurisdictions where the Company and its subsidiaries will file consolidated returns with AEPC, the Company will pay to AEPC any tax it would have owed had it and its subsidiaries continued to file as a separate consolidated group. To the extent that the AEPC consolidated group is able to reduce its tax liability as a result of including the Company and its subsidiaries in its consolidated group, AEPC will pay the Company 20% of such reduction on a current basis and the Company will be treated as if it would carry forward for its own use under the Tax Allocation Agreement, 80% of the items that caused the tax reduction (the "Excess Tax Benefits"). Moreover, if the Company and its subsidiaries should ever become unconsolidated from AEPC, AEPC will reimburse the Company for any tax liability in post-consolidation years that the Company and its subsidiaries would have avoided had they actually had the Excess Tax Benefits for their own consolidated group use. The cumulative payments to the Company by AEPC post-consolidation will not exceed the cumulative reductions in tax to the AEPC group resulting from the use of the Excess Tax Benefits by the AEPC group. In connection with the transactions contemplated by the Merger Agreement, on April 15, 2018, the Company entered into a disaffiliation agreement with AEPC and Parent pursuant to which the parties thereto agreed to address certain tax and other matters relating to the separation of the Company from AEPC and its affiliates and to address the existing agreements between the Company and its subsidiaries, on the one hand, and AEPC and its affiliates, on the other, under the Tax Allocation Agreement. See Note 1 - Disaffiliation Agreement.
NOTE 13—COMMITMENTS AND CONTINGENCIES
Leases
MontBleu Lease
The Company has a lease agreement with respect to the land and building which MontBleu operates, through December 31, 2028. Under the terms of the lease, rent was $333,333 per month, plus 10% of annual gross revenues in excess of $50 million through December 31, 2011. After December 31, 2011, rent is equal to the greater of (i) $333,333 per month as increased by the same percentage that the consumer price index has increased from 2009 thereafter, plus 10% of annual gross revenues in excess of a Breakpoint as defined in the terms of the lease agreement, or (ii) 10% of annual gross revenues. In connection with fresh-start reporting, the Company recognized an unfavorable lease liability of $9.6 million related to this lease that is amortized on a straight-line basis to rental expense over the remaining term of the lease. As of June 30, 2018 and December 31, 2017, the unfavorable lease liability balance was $5.4 million and $5.6 million, respectively, of which $4.9 million and $5.1 million, respectively, is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.
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
Tropicana Greenville also leases, from the Board of Mississippi Levee Commissioners, and operates the Greenville Inn and Suites, a 40-room hotel, located less than a mile from the casino. The original lease contains multiple options to extend the lease term, with the current lease term expiring in February 2021. The current lease for the property calls for lease payments which increase annually based on the consumer price index, subject to a minimum annual increase of 3.3%. For the current lease year ending February 28, 2019, the annual rent was less than $0.1 million.
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

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
Indiana Gaming Tax Law Change
In May 2017, Indiana enacted changes to its gaming tax structure that will have an impact on Tropicana Evansville tax payments to Indiana. Effective July 1, 2017, in accordance with Indiana P.L. 268, for gaming operations that have relocated to an inland casino by December 31, 2017, Indiana law eliminates the $3 per person per admission charge, replacing it with a supplemental wagering tax in the amount of 3% of adjusted gross receipts commencing from the date of opening the inland casino through June 30, 2018. Tropicana Evansville qualified under this provision, as the construction of the landside gaming facility was completed and became operational in October 2017. Beginning July 1, 2018 the supplemental wagering tax is to be calculated as the casino's adjusted gross receipts multiplied by the percentage of the total casino’s admissions tax that the riverboat paid beginning July 1, 2016 and ending June 30, 2017, divided by the casino’s adjusted gross receipts beginning July 1, 2016 and ending June 30, 2017, with the supplemental wagering tax not to exceed 4% beginning July 1, 2018 and ending June 30, 2019, and 3.5% thereafter. In addition, under the new law, commencing in 2018 and phased-in over a seven (7) year period, Indiana casino operators will be able to deduct gaming taxes when calculating Indiana corporate income tax.
Wimar and CSC Administrative Expense Claims
On March 31, 2009, Wimar Tahoe Corporation ("Wimar") and Columbia Sussex Corporation ("CSC") filed separate proceedings with the Bankruptcy Court related to administrative expense and priority claims against the Predecessors. On August 4, 2010, Wimar and CSC separately filed motions for summary judgment seeking payment on account of these claims from the Company totaling approximately $5.4 million, which was recorded as a liability upon emergence from bankruptcy and is included in accounts payable in our accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. In its objection to Wimar and CSC's motions for summary judgment, the Company disputed the administrative expense and/or priority status of certain amounts claimed and also contended that any payment to CSC or Wimar should await the resolution of the adversary proceeding instituted by Lightsway Litigation Services, LLC, as Trustee of the Tropicana Litigation Trust established by the bankruptcy reorganization plan, against CSC and Wimar (the "Litigation Trust Proceeding"), and be set off against any judgment against Wimar and CSC in the Litigation Trust Proceeding against them.
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
Affiliate Pension Obligations
Mr. Icahn, through certain affiliates, owns approximately 83.9% of the Company's common stock. Applicable pension and tax laws make each member of a "controlled group" of entities, generally defined as entities in which there are at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in TEI by Mr. Icahn's affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%.  Two such entities, ACF Industries LLC ("ACF") and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and ERISA, as amended by the Pension Protection Act of 2006, for these plans have been met as of June 30, 2018 and December 31, 2017. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be collectively underfunded by approximately $435 million and $424 million as of June 30, 2018 and December 31, 2017, respectively. These

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

results are based on the most recent information provided by Mr. Icahn's affiliates based on information from the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, TEI would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. In addition, other entities now or in the future within the controlled group that includes TEI may have pension plan obligations that are, or may become, underfunded, and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the ACF and Federal-Mogul pension plans requires such entities to notify the PBGC of certain "reportable events," such as if TEI were to cease to be a member of the controlled group, or if TEI makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events.
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
NOTE 14—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 100 million shares of its common stock, $0.01 par value per share ("Common Stock"), of which 23,834,512 shares were issued and outstanding as of both June 30, 2018 and December 31, 2017. Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. The holders of Common Stock have no cumulative voting rights, preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of the Company's liquidation, dissolution or winding up is entitled to share ratably in all the Company's assets remaining after payment of liabilities.
Stock Repurchase Program
On July 31, 2015, our Board of Directors authorized the repurchase of up to $50 million of our outstanding stock with no set expiration date. On February 22, 2017, our Board of Directors authorized the repurchase of an additional $50 million of our outstanding common stock, for the repurchase of an aggregate amount of up to $100 million of our outstanding common stock.
As of June 30, 2018, the Company had repurchased 2,477,988 shares of our stock at a total cost of $78.8 million under the Stock Repurchase Program, including 800,000 shares which were purchased in August 2017 under the Tender Offer (see Note 12 - Related Party Transactions, Icahn Enterprises Holdings L.P - Tender Offer). In all instances, the repurchased shares were subsequently retired.
In connection with the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement (see Note 1 - Merger Agreement) on April 15, 2018, the Board of Directors terminated the Stock Repurchase Program.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share, of which none were issued as of June 30, 2018 and December 31, 2017. The Board of Directors, without further action by the holders of Common Stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of TEI or other corporate action.
Significant Ownership
At June 30, 2018, Mr. Icahn indirectly controlled approximately 83.9% of the voting power of the Company's Common Stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors. The existence of a significant stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding Common Stock. Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company's business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.
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
Based on the Settlement Agreement, Tropicana AC made a payment to initially fund the VAPP on January 1, 2018 in the amount of $10.7 million. Commencing in 2018, with the introduction of participants into the VAPP, pension expenses are calculated using actuarial assumptions, including an expected long-term rate of return on assets and discount rate, based on a long-term investment strategy that will be developed by the Retirement Committee. Tropicana AC will evaluate all of the actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions and various other factors.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The components of the net periodic benefit cost relating to the VAPP consist of the following (in thousands):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Service costs	$782	$1,564
Interest costs	120	241
Expected return on plan assets	(143)	(287)
Amortization of net (gain) loss	(15)	(30)
Net periodic benefit cost	$744	$1,488
The change in the projected benefit obligation, change in plan assets and funded status is as follows (in thousands):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Change in benefit obligations:
Projected benefit obligation beginning of period	$10,441	$9,654
Service and interest cost during period	902	1,805
Benefit payments during period	(11)	(22)
Expenses during period	(105)	(210)
Projected benefit obligation end of period	$11,227	$11,227

Change in plan assets:
Fair value of plan assets at beginning of period	$10,782	$10,754
Expected return on plan assets during period	143	287
Benefit payments during period	(11)	(22)
Expenses during period	(105)	(210)
Fair value of plan assets at end of period	$10,809	$10,809

Funded status at end of period	$(418)	$(418)
Actuarial assumptions used to determine the benefit obligations for the VAPP include a discount rate of 5.0% pre-retirement and a discount rate of 3.0% post-retirement, which, as defined in the Settlement Agreement, will result in no adjustments to the plan benefit. The expected return on plan assets used was 5.0%.
As of June 30, 2018, the Retirement Committee had not developed a formal investment policy for the VAPP. Therefore, the payment made to initially fund the VAPP of $10.7 million is currently held in a bank account which invests the funds in short term money market funds. The amount held in the account at June 30, 2018 of $10.8 million represents cash and cash equivalents, which approximate the fair value of the plan assets, and would be considered a Level 1 asset within the fair value hierarchy classification.

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

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
NOTE 17—OTHER COMPREHENSIVE INCOME
The following table presents the changes in the components of accumulated other comprehensive income for the three and six months ended June 30, 2018 (in thousands):

	Three months ended June 30, 2018		Six months ended June 30, 2018
	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Accumulated other comprehensive income, beginning of period	$1,525	$1,525	$—	$—
Actuarial gain, net of tax effect of $405	—	—	1,540	1,540
Amortization of net actuarial gain	(15)	(15)	(30)	(30)
Accumulated other comprehensive income, end of period	$1,510	$1,510	$1,510	$1,510

NOTE 18—INCOME TAXES
Effective Tax Rate
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. Among other things, the Act permanently lowers the corporate tax rate to 21% from the previous maximum rate of 35%, effective for tax years including or commencing January 1, 2018. The Company's effective income tax rates for the three months ended June 30, 2018 and 2017 were 24.6% and 38.3%, respectively; and the income tax rates for the six months ended June 30, 2018 and 2017 were 24.8% and 38.3%, respectively. The difference between the federal statutory rates of 21.0% and 35%, respectively, and the Company's effective tax rates for the three and six months ended June 30, 2018 and 2017 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), valuation allowances and other permanent differences. Looking forward, our effective income tax rate may fluctuate due to changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under accounting guidance for uncertainty in income taxes, as well as accumulated interest and penalties.
Through September 15, 2017, the Company filed a consolidated federal income tax return and was the common parent for income tax purposes. Commencing with the period beginning September 16, 2017 through December 31, 2017, the Company is included in the consolidated federal tax return of AEPC (see Note 12 - Related Party Transactions, Tax Allocation Agreement). The provision for income taxes is calculated by using a "separate return" method. Under this method, the Company is assumed to file a separate return with the tax authority, thereby reporting its taxable income or loss and paying the applicable tax to or receiving the appropriate refund from AEPC. The current provision is the amount of tax payable or

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

refundable on the basis of a hypothetical, current-year separate return. Deferred taxes are provided on temporary differences and on any carryforwards that could be claimed on the hypothetical return and we assess the need for a valuation allowance on the basis of projected separate return assets. In connection with the transactions contemplated by the Merger Agreement, on April 15, 2018, the Company entered into a disaffiliation agreement with AEPC and Parent pursuant to which the parties thereto agreed to address certain tax and other matters relating to the separation of the Company from AEPC and its affiliates and to address the existing agreements between the Company and its subsidiaries, on the one hand, and AEPC and its affiliates, on the other, under the Tax Allocation Agreement. See Note 1 - Disaffiliation Agreement.

NOTE 19—SEGMENT INFORMATION
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South. We use operating income to compare operating results among our segments and allocate resources.
The following table highlights by segment our revenues and operating income, and reconciles operating income to income before income taxes for the three months ended June 30, 2018 and 2017 (in thousands, unaudited):

	Three months ended June 30,
	2018	2017
Revenues:
East	$95,925	$91,662
Central	85,852	76,045
West	27,660	28,203
South	21,949	25,266
Corporate and other	34	—
Net revenues	$231,420	$221,176
Operating income (loss):
East	$15,479	$11,185
Central	17,856	13,692
West	4,671	2,728
South	101	2,180
Corporate and other	(7,389)	(5,275)
Total operating income	$30,718	$24,510
Reconciliation of operating income to income before income taxes:
Operating income	$30,718	$24,510
Interest expense	(1,617)	(3,016)
Interest income	160	214
Term loan discount/cost write down	(362)	—
Other non-operating income	76	—
Income before income taxes	$28,975	$21,708

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following table highlights by segment our revenues and operating income, and reconciles operating income to income before income taxes for the six months ended June 30, 2018 and 2017 (in thousands, unaudited):

	Six months ended June 30,
	2018	2017
Revenues:
East	$180,460	$177,660
Central	170,654	149,531
West	57,058	56,441
South	46,603	52,320
Corporate and other (1)	65	1,250
Net revenues	$454,840	$437,202
Operating income (loss):
East	$23,883	$21,223
Central	37,038	29,249
West	9,345	5,787
South	2,577	6,900
Corporate and other	(13,339)	(9,054)
Total operating income	$59,504	$54,105
Reconciliation of operating income to income before income taxes:
Operating income	$59,504	$54,105
Interest expense	(3,333)	(5,981)
Interest income	322	467
Termination fee from related party	—	15,000
Term loan discount/cost write down	(362)	—
Other non-operating income	76	—
Income before income taxes	$56,207	$63,591
(1) For the six months ended June 30, 2017, amount represents management fee from related party.

Assets by segment:	June 30, 2018	December 31, 2017
East	$414,437	$411,630
Central	447,854	455,859
West	125,005	129,016
South	134,242	127,947
Corporate and other	53,018	75,650
Total assets	$1,174,556	$1,200,102

TROPICANA ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The following tables provide additional disaggregation of revenue information for our reportable segments. See Note 2 - Summary of Significant Accounting Policies, for further information regarding our revenue recognition policies.

	Three months ended June 30, 2018
	East	Central	West	South	Corporate and Other	Total
Casino	$57,499	$62,963	$13,181	$14,949	$—	$148,592
Room	23,654	10,313	6,270	3,715	—	43,952
Food and beverage	10,246	10,711	7,343	2,676	—	30,976
Other	4,526	1,865	866	609	34	7,900
Net revenue	$95,925	$85,852	$27,660	$21,949	$34	$231,420

	Three months ended June 30, 2017
	East	Central	West	South	Corporate and Other	Total
Casino	$56,595	$53,255	$13,576	$17,469	$—	$140,895
Room	21,646	10,425	6,001	4,443	—	42,515
Food and beverage	9,189	10,368	7,381	2,763	—	29,701
Other	4,232	1,997	1,245	591	—	8,065
Net revenue	$91,662	$76,045	$28,203	$25,266	$—	$221,176

	Six months ended June 30, 2018
	East	Central	West	South	Corporate and Other	Total
Casino	$112,236	$127,015	$28,812	$31,444	$—	$299,507
Room	40,663	18,953	11,897	8,783	—	80,296
Food and beverage	19,129	20,812	14,559	5,244	—	59,744
Other	8,432	3,874	1,790	1,132	65	15,293
Net revenue	$180,460	$170,654	$57,058	$46,603	$65	$454,840

	Six months ended June 30, 2017
	East	Central	West	South	Corporate and Other	Total
Casino	$114,041	$107,789	$28,169	$36,370	$—	$286,369
Room	38,513	18,949	11,228	9,363	—	78,053
Food and beverage	17,211	18,934	14,689	5,364	—	56,198
Other	7,895	3,859	2,355	1,223	—	15,332
Management fee from related party	—	—	—	—	1,250	1,250
Net revenue	$177,660	$149,531	$56,441	$52,320	$1,250	$437,202

NOTE 20—SUBSEQUENT EVENTS
On July 31, 2018, the Company made an optional prepayment of principal on the Term Loan Facility in the amount of $25 million. The outstanding principal balance on the Term Loan Facility after giving effect to the optional prepayment is $63 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some situations, you may be able to identify forward-looking statements by terms such as "may," "will," "might," "expect," "plan," "believe," "anticipate," "intend," "should," "could," "would," "estimate," "project," "continue," "pursue," or the negative thereof or comparable terminology, and may include (without limitation) information regarding our expectations, hopes or intentions regarding the future, including, but not limited to, statements regarding our operating or strategic plans, the Company’s planned real estate sale to GLP and planned merger with Parent and the anticipated timing thereof, expectations regarding, and adjustments to, the aggregate consideration relating to the transactions, the planned disposition of Tropicana’s Aruba assets, potential tax and change in control payments, our competition (including online gaming), financing, revenues, or tax benefits; our beliefs regarding the sufficiency of our existing cash and credit sources, including our Term Loan Facility (as defined herein) and cash flows from operating activities to meet our projected expenditures (including operating and maintenance capital expenditures) and costs associated with certain of our projects, our required capital expenditures pursuant to agreements we are party to, and our anticipated capital expenditures, estimated asset and liability values, risk of counterparty nonperformance and our legal strategies and the potential effect of pending legal claims on our business and financial condition, the effects of our completed tender offer and the partial pre-payments of our Term Loan Facility, and any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events. Forward-looking statements involve certain risks and uncertainties, including but not limited to, the requirement to satisfy closing conditions to the Merger and the Real Estate Purchase as set forth in the Merger Agreement and the Real Estate Purchase Agreement, including, but not limited to, the receipt of certain regulatory and gaming approvals; the transfer or disposal of the Aruba operations; the outcome of any legal proceedings that may be instituted against the Company or others related to the transaction; and the ability to retain certain key employees of the Company, and actual results may differ materially from those discussed in each such statement. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different manner or extent or at a different time than we have described. All forward-looking statements are qualified in their entirety by reference to the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q, including "Part II, Item 1A—Risk Factors", as well as those discussed under "Part I, Item 1A—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and under "Part II, Item 1A—Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We operate in a continually changing business environment and new risks emerge from time to time. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are an owner and operator of regional casino and entertainment properties located in the United States and one hotel, timeshare and casino resort located on the island of Aruba. Our United States properties include two casinos in Nevada and one casino in each of Indiana, Louisiana, Mississippi, Missouri and New Jersey. We primarily cater to local and regional guests to provide a fun and exciting gaming environment with high quality and high value lodging, dining, retail and entertainment amenities. Our properties offer a broad array of gaming options specifically tailored for our patrons in each market. As of June 30, 2018, our properties collectively included approximately 402,000 square feet of gaming space with approximately 8,000 slot machines, approximately 270 table games and approximately 5,800 hotel rooms.
We view each property as an operating segment which we aggregate by region in order to present our reportable segments: (i) East, (ii) Central, (iii) West and (iv) South. As of June 30, 2018, our operations by region include the following:

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
The closing of the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement are subject to customary conditions, including, among other things, the receipt of certain regulatory and gaming approvals, and the transfer or disposal of the Aruba Operations.
The Company has engaged an investment bank and begun a sale process with respect to the transfer or disposal of the Aruba operations. The transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement are expected to close in the second half of 2018. We cannot assure you that these transactions will be consummated in a timely manner, if at all.
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
In addition to the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement and the other items described above, including the transfer or disposal of the Aruba operations, the following significant factors and trends should be considered in analyzing our operating performance:

•
Sports Betting. In May 2018, the Supreme Court of the United States ruled that the Professional and Amateur Sports Protection Act ("PASPA") was unconstitutional. PASPA, which had been passed in 1992, provided a nationwide ban on state-sponsored sports betting, except for in states such as Nevada which allowed it under prior laws. Following the Supreme Court ruling, New Jersey approved legislation in June 2018, allowing sports betting in the state at

Atlantic City casinos and racetracks throughout the state. Sports betting commenced at two casinos and one racetrack in New Jersey in June 2018.

•
Atlantic City Market. Between January 2014 and October 2016, five Atlantic City casino hotels closed as a result of regional competitive market pressures and other factors. The Atlantic City gaming market experienced significant revenue declines in 2014 and 2015 due, in part, to these closures and market competition. In addition, in November 2016, the State of New Jersey commenced a takeover of certain Atlantic City local government operations under a law enacted in May 2016, which gave the State the ability to direct certain financial and operational matters on behalf of the city in an effort to stabilize and strengthen its financial situation. The State's ability to stabilize Atlantic City's finances and restructure its debt will be an important step toward improving the Atlantic City market.

Two of the closed Atlantic City casino properties re-opened under new ownership and management in late June 2018, which will increase competition and may impact the market shares of the existing casinos, including Tropicana AC. For the six months ended June 30, 2018, the Atlantic City gaming market, excluding internet gaming, declined by 4.4% from the same period of 2017, due primarily to severe winter weather in the region in the first quarter of 2018, which hindered travel. Internet gaming revenues, as reported for the Atlantic City market for the first six months of 2018, increased 14.9% over the same period of 2017.

•
Acquisition of The Chelsea Hotel. In the third quarter of 2017, Tropicana AC acquired the property formerly known as The Chelsea Hotel in Atlantic City ("The Chelsea") from IEP Morris LLC, an affiliate of Icahn Enterprises. The Chelsea, which is located adjacent to the Tropicana AC facility, contains approximately 300 guest rooms, two restaurant locations, meeting room space, an outdoor pool and a valet parking garage. The additional hotel rooms provide Tropicana AC with the ability to accommodate a higher volume of overnight guests during peak business times such as weekends and the summer season. Tropicana AC renovated The Chelsea guest rooms and constructed a skywalk bridge that connects The Chelsea with the casino; construction was completed in May 2018.

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

•
Baton Rouge smoking ban. In 2017, East Baton Rouge Parish passed an ordinance which bans smoking in bars and casinos located within the parish; the ban became effective on June 1, 2018. Belle of Baton Rouge and two competitor gaming properties are located in the area impacted by the smoking ban.

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

•
Table games hold percentages. Casino revenues can vary because of table games hold percentages and differences in the odds for different table games. A variety of factors may impact table games hold, including variances in the amount of high end play. For the six months ended June 30, 2018 and 2017, the Company's total table games hold was 18.2% and 17.7%, respectively. This hold percentage is not necessarily indicative of results that can be expected for future periods.

•
Debt and Interest Expense.  In November 2013, we entered into the credit facilities (the "Credit Facilities"), which consist of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million issued at a discount of 0.5% (the "Term Loan Facility") and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the "Revolving Facility"). Commencing on December 31, 2013, the Term Loan Facility requires quarterly principal payments of $750,000 through September 2020 with the remaining outstanding amounts due on November 27, 2020, the maturity date. The obligations under the Term Loan Facility accrue interest at a floating rate which was 5.1% as of June 30, 2018. A portion of the net proceeds from the Term Loan Facility was used to repay in full the amounts outstanding under the then-existing term loan facility which totaled approximately $172.4 million in repaid principal, accrued and unpaid interest. The Revolving Facility was terminated by the Company effective March 31, 2017, in accordance with the terms of the Credit Agreement. There were no amounts outstanding under the Revolving Facility at the time of the termination.

In September and December 2017, the Company made optional prepayments of principal on the Term Loan Facility in the amounts of $125 million and $25 million, respectively. In addition, the Company made optional prepayments of principal on the Term Loan Facility in the amount of $50 million in May 2018 and $25 million in July 2018. The outstanding balance on the Term Loan Facility as of July 31, 2018, after giving effect to the optional prepayments, is $63 million. In accordance with the terms of the Term Loan Facility, each optional prepayment was applied first to the next four quarterly mandatory principal payments, and second, to reduce on a pro-rata basis, the remaining scheduled principal payments. As a result of the optional prepayments, the Company wrote off a portion of the associated debt issuance costs and discount, totaling $1.4 million in 2017 and $0.4 million during the six months ended June 30, 2018.
Our interest expense was $3.3 million and $6.0 million for the six months ended June 30, 2018 and 2017, respectively, which includes amortization of the related debt discounts and debt issuance costs of $0.3 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively, offset by less than $0.1 million and approximately $0.4 million of capitalized interest in the six months ended June 30, 2018 and 2017, respectively.

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

Three months ended June 30, 2018 compared to three months ended June 30, 2017
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Three months ended June 30,
	2018	2017
Revenues:
East	$95,925	$91,662
Central	85,852	76,045
West	27,660	28,203
South	21,949	25,266
Corporate and other	34	—
Net revenues	$231,420	$221,176
Operating income (loss):
East	$15,479	$11,185
Central	17,856	13,692
West	4,671	2,728
South	101	2,180
Corporate and other	(7,389)	(5,275)
Total operating income	$30,718	$24,510
Operating income margin(a):
East	16.1%	12.2%
Central	20.8%	18.0%
West	16.9%	9.7%
South	0.5%	8.6%
Total operating income margin	13.3%	11.1%
(a)Operating income margin is operating income as a percentage of net revenues.
The following table presents detail of our revenues (in thousands):

	Three months ended June 30,
	2018	2017
Revenues:
Casino	$148,592	$140,895
Room	43,952	42,515
Food and beverage	30,976	29,701
Other	7,900	8,065
Net revenues	$231,420	$221,176
Revenues
In the East region, net revenues were $95.9 million for the three months ended June 30, 2018, an increase of $4.3 million, or 4.7%, when compared to the three months ended June 30, 2017. Tropicana AC's net revenues comprised approximately 41% of the Company's total net revenues for each of the three months ended June 30, 2018 and 2017. Tropicana AC's gross gaming revenue (including internet gaming revenue) for the three months ended June 30, 2018 increased 2.4% over revenue for the three months ended June 30, 2017, as compared to the 0.5% increase in gross gaming revenues (including internet gaming revenue) in the total Atlantic City market, as reported, for the second quarter of 2018 in comparison to the same period of 2017. The increase in total gaming revenues at Tropicana AC resulted from efforts to leverage capital improvements as well as marketing efforts to drive new and inactive customers to visit the property. Improvements completed during the quarter included the completion of the bridge connecting The Chelsea hotel, which was acquired in July 2017, to Tropicana AC, as well as renovation of The Chelsea hotel rooms and opening of two new food and beverage outlets in the Chelsea. The improvement in gaming volumes during the second quarter of 2018 over the prior year period resulted from a 3.1% increase in slot machine volumes, and slot revenues increased 3.3% for the period. Although table games volumes decreased 1.4% during the quarter over the prior year period, the table hold for the three months ended June 30, 2018 was 15.8%, compared to 14.7% in the same period of 2017, which resulted in a 5.6% improvement in table games revenue for the current quarter over the prior year's quarter. Higher non-gaming revenues, including hotel, food, beverage and entertainment, resulting from the increased customer volumes at the property, also contributed to the increase in net revenues during the second quarter of 2018 compared to the same period of 2017. The hotel occupancy and average daily room rate was 80% and $136, respectively, for the three months ended June 30, 2018, compared to 90% and $127, respectively, for the three months ended June 30, 2017. The hotel occupancy percentage decreased due to having additional rooms available as a result of the acquisition of The Chelsea hotel. However, the total number of rooms occupied increased 1.7% in the second quarter of 2018 over the second quarter of 2017, contributing to higher hotel revenues for the period.
In the Central region, the opening of the new land-based casino at Tropicana Evansville in October 2017 and continued marketing efforts to increase customer volumes at Lumière Place combined to contribute to an $9.8 million increase in net revenues, to $85.9 million for the three months ended June 30, 2018, compared to $76.0 million for the three months ended June 30, 2017. Higher levels of gaming volumes at Lumière Place were driven by increased free play offers for table games and slots, as well as expanded operating hours at the buffet and more food offers to gaming customers. Slot volumes in the Central region increased 15.5% and slot revenues increased 16.2%, or $9.4 million in the second quarter of 2018 as compared to the same period of 2017. Table games volume in the Central region increased 18.9% in the second quarter of 2018 over the same period of 2017, and although the table games hold of 20.1% in the second quarter of 2018 was lower than the 21.2% hold in the same period of 2017, table games revenue increased 12.6% for the second quarter of 2018 compared to the same period of 2017. Hotel occupancy in the region decreased slightly during the second quarter of 2018, to 81% from 82% in the same period of 2017, while the average room rate increased to $155 from $152 during the comparable periods.
In the West region, net revenues were $27.7 million for the three months ended June 30, 2018, a decrease of $0.5 million, or 1.9%, compared to the three months ended June 30, 2017. Total gaming revenues in the region during the second quarter of 2018 declined approximately 2.2% from the prior year period, driven primarily by a 5.1% reduction in slot handle and a 2.3% decrease in table games drop. However, the table games hold percentage in the second quarter of 2018 was 19.6%, compared to 17.2% in the second quarter of 2017, resulting in an increase in table games revenue of 11.7% for the second quarter of 2018 compared to the same period of 2017. The decline in slot volumes was due in part to construction activities at Tropicana Laughlin, which has disrupted the bingo operation at the property and impacted cross-over slot machine play. However, although gross slot revenue in the region during the quarter declined by approximately 3.5% from the prior year quarter, the reduction was partially offset by a reduced amount of free slot play redeemed by customers. Non-gaming revenues at Tropicana Laughlin reflected a reduction from the prior year due to the outsourcing of retail operations to a third party; as a result, retail revenue and related expenses are eliminated, with rental income recorded based on contractual terms. Hotel revenues increased 4.3% in the region, due to a higher occupancy and average daily room rate of 61% and $56, respectively, in the second quarter of 2018 compared to 60% and $55, respectively, in the second quarter of 2017.
In the South region, net revenues were $21.9 million for the three months ended June 30, 2018, a decrease of $3.3 million, or 13.1%, compared to the three months ended June 30, 2017. Slot volumes for the South region decreased 10.7% in the three months ended June 30, 2018, compared to the prior year period, resulting in a 10.5% decline in slot revenue in the region. The decline in slot volumes and revenue in the second quarter of 2018 as compared to the same period of the prior year was primarily evident at the Belle of Baton Rouge, where a full smoking ban in casinos went into effect on June 1, 2018, combined with a very slow economy in the area. However, table games volume in the region during the second quarter of 2018 increased 18.5%, which resulted in an increase in table games revenue of $0.3 million, or 19.3%, when compared to the second quarter of 2017. Timeshare sales at the Tropicana Aruba were $0.9 million and $1.0 million in the second quarter of 2018 and 2017, respectively. The occupancy rate at our properties in the South region was 66% for the three months ended June 30, 2018 compared to 69% for the same period of 2017, with a 14.9% decline in the occupancy rate at the Belle of Baton Rouge partially offset by an improved occupancy rate at Tropicana Aruba. The average daily room rate for the South region was $83 and $95 for the three months ended June 30, 2018 and 2017, respectively. In the second quarter of 2017, hotel occupancy and the average daily rate at the Belle of Baton Rouge were positively impacted by the property's sponsorship of a major city-wide, multiple month event, which increased transient and convention room business.
Revenues for Tropicana Entertainment Corporate and other division in the second quarter of 2018 of approximately $34,000 consists of revenue earned from our online social gaming site. Tropicana shares in the excess of revenue over expenses with the operator of the site, which became operational in 2015. No revenue was earned by Tropicana from the operation of the site in the second quarter of 2017.
Operating Income
In the East region, Tropicana AC reported operating income for the three months ended June 30, 2018 of $15.5 million, a $4.3 million increase over the operating income in the three months ended June 30, 2017. The improvement in operating results in the East region was primarily driven by the increase in net revenues, as discussed previously. In addition, although certain operating expenses such as gaming taxes and promotional costs, as well as depreciation expense increased during the second quarter of 2018 over the second quarter of 2017, real estate tax expense declined approximately $3.0 million during the comparable periods as a result of the real estate tax appeal settlement in the third quarter of 2017.

In the Central region, the operating income for the three months ended June 30, 2018 was $17.9 million, a $4.2 million increase over the three months ended June 30, 2017. The improvements in revenue were partially offset by higher volume-driven operating expenses, primarily gaming taxes, labor and promotional costs, at both properties, combined with an increase in depreciation expense in the region of $0.3 million during the second quarter of 2018 as compared to the second quarter of 2017.
In the West region, the operating income for the three months ended June 30, 2018 was $4.7 million, an increase of $1.9 million compared to the three months ended June 30, 2017. Although net revenues in the region declined slightly during the second quarter of 2018 as compared to the same period of 2017, as previously discussed, decreased operating expenses, primarily gaming taxes and expenses associated with the prior retail operations, offset the decline in net revenues.
In the South region, operating income for the three months ended June 30, 2018 was $0.1 million, a decrease of $2.1 million from the operating income for the three months ended June 30, 2017. This decrease was attributable to the lower net revenues during the quarter, as previously discussed, partially offset by lower operating expenses, primarily gaming taxes, during the second quarter of 2018 as compared to the same period of 2017.
The Corporate and other operating loss, which includes the results of all other subsidiaries of the Company, was $7.4 million for the three months ended June 30, 2018, reflecting a larger loss than during the three months ended June 30, 2017 primarily due to expenses associated with the Real Estate Purchase Agreement and Merger Agreement entered into in April 2018.
Interest Expense
Interest expense for the three months ended June 30, 2018 and 2017 was $1.6 million and $3.0 million, respectively. The reduction in interest expense was primarily due to the lower outstanding principal balance resulting from the optional prepayments, totaling $200 million, made in the second half of 2017 and in May 2018. The interest expense on our Term Loan Facility accrues at a floating rate, which was 5.1% per annum as of June 30, 2018. Cash paid for interest, net of interest capitalized, was $1.5 million and $3.7 million for the three months ended June 30, 2018 and 2017, respectively. Interest expense also includes $0.2 million and $0.3 million of amortization of debt issuance costs and discounts for the three months ended June 30, 2018 and June 30, 2017, respectively.
Income Taxes
Income tax expense was $7.1 million and $8.3 million, for the three months ended June 30, 2018 and 2017, respectively, and our effective income tax rate was 24.6% and 38.3% for the same periods, respectively. On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. Among other things, the Act permanently lowers the corporate tax rate to 21% from the previous maximum rate of 35%, effective for tax years including or commencing January 1, 2018. The difference between the federal statutory rate of 21.0% and 35%, respectively, and the effective tax rates for the three months ended June 30, 2018 and 2017 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), valuation allowances and other permanent differences.

Six months ended June 30, 2018 compared to six months ended June 30, 2017
The following table sets forth certain information concerning our results of operations (dollars in thousands):

	Six months ended June 30,
	2018	2017
Revenues:
East	$180,460	$177,660
Central	170,654	149,531
West	57,058	56,441
South	46,603	52,320
Corporate and other	65	1,250
Net revenues	$454,840	$437,202
Operating income (loss):
East	$23,883	$21,223
Central	37,038	29,249
West	9,345	5,787
South	2,577	6,900
Corporate and other	(13,339)	(9,054)
Total operating income	$59,504	$54,105
Operating income margin(a):
East	13.2%	11.9%
Central	21.7%	19.6%
West	16.4%	10.3%
South	5.5%	13.2%
Total operating income margin	13.1%	12.4%
(a)Operating income margin is operating income as a percentage of net revenues.

The following table presents detail of our revenues (in thousands):

	Six months ended June 30,
	2018	2017
Revenues:
Casino	$299,507	$286,369
Room	80,296	78,053
Food and beverage	59,744	56,198
Other	15,293	15,332
Management fee from related party	—	1,250
Net revenues	$454,840	$437,202
Revenues
In the East region, net revenues were $180.5 million for the six months ended June 30, 2018, an increase of $2.8 million, or 1.6%, when compared to the six months ended June 30, 2017. Based on published market data, the Atlantic City market experienced year-over-year decline in gross casino win (including internet gaming win) of 2.6% for the six months ended June 30, 2018. At Tropicana AC, total gross casino win decreased 1.9% during the six months ended June 30, 2018 as compared to the same period of 2017. The decline in gaming revenues in the Atlantic City market and at the Tropicana AC was primarily due to severe winter weather during the first quarter of 2018, which has been partially offset by improvements during the second quarter of 2018. Slot and table games volumes at Tropicana AC declined 1.9% and 6.9%, respectively, for the year to date period ended June 30, 2018 compared to same period of the prior year. The decrease in gaming revenue at Tropicana AC was offset by improvements in non-gaming revenues, such as hotel, food and beverage, and entertainment revenue. Contributing to the improvements in non-gaming revenues were renovation projects completed in the first half of 2018 and 2017, including the opening of two new restaurants, the renovation and relocation of the coffee shop and buffet, as well as the acquisition of The Chelsea hotel in the third quarter of 2017, and the completion of the bridge connecting The Chelsea hotel to Tropicana AC in the second quarter of 2018. The average daily room rate was $127 and $123 for the six months ended June 30, 2018 and 2017, respectively. The occupancy rate was 77% for the six months ended June 30, 2018 compared to 83% for the six months ended June 30, 2017. The hotel occupancy percentage decreased due to having additional rooms available as a result of the acquisition of The Chelsea hotel in July 2017. However, the total number of rooms occupied increased 1.3% during the six months ended June 30, 2018 over the same period of 2017, contributing to higher hotel revenues for the period.
In the Central region, net revenues were $170.7 million for the six months ended June 30, 2018, a 14.1%, or $21.1 million, increase over net revenues of $149.5 million for the six months ended June 30, 2017. The opening of the land-based casino operation at Tropicana Evansville in October 2017 and the completion of a hotel renovation project in the first quarter of 2017 at Lumière Place, together with continued marketing efforts to increase customer volumes at the property, contributed to the improvement in net revenues in the Central region. Slot volumes for the six months ending June 30, 2018 increased 16.6% over the same period of 2017, while table game volumes increased 19.0% in the comparable periods in the Central region. The increase in slot volumes resulted in an 18.5% increase in slot revenues for the six months ended June 30, 2018 over the same period of 2017. Table games revenue increased 14.5% in the year to date period ending June 30, 2018 over the prior year period; the table games hold for the six months ended June 30, 2018 was 19.7% compared to 20.5% for the same period of 2017. The occupancy rate in the Central region for the six months ended June 30, 2018 and 2017 was 78% and 80%, respectively, while the average daily room rate in the region was $146 and $145, respectively. Other non-gaming revenues, such as food and beverage revenues, also reflected increases for the six months ended June 30, 2018 over the prior year period due to the increase customer volumes at both properties in the Central region.
In the West region, net revenues were $57.1 million for the six months ended June 30, 2018, an increase of $0.6 million, compared to the six months ended June 30, 2017. Although gaming volumes in the West region for the six months ended June 30, 2018 reflected a 2.2% decline from the same period of 2017, the table games hold percentage in 2018 was 20.5%, an increase from the 2017 table games hold of 18.3%. As a result total table games revenue in the West region for the six months ended June 30, 2018 increased 11.6% over the same period of the prior year, offsetting the 1.0% decline in slot revenues during the period. Hotel revenues in the West region for the six months ended June 30, 2018 also increased 5.7%, driven by higher occupancy of 61% compared to 59% in the prior year period, and a slight increase in the average room rate, to $54 from $52 in the prior year period. Non-gaming revenues at Tropicana Laughlin reflected a reduction from the prior year due to the outsourcing of retail operations to a third party; as a result, retail revenue and related expenses are eliminated, with rental income recorded based on contractual terms.
In the South region, net revenues were $46.6 million for the six months ended June 30, 2018, a $5.7 million decrease from the six months ended June 30, 2017. Table volumes in the region increased by 13.5% in the first six months of 2018, driven in part by increased marketing efforts and free play offers. The table games hold for the six months ended June 30, 2018 was 18.9%, in line with the 19.0% in the same period of 2017. As a result, table games revenue increased 13.0%, or $0.5 million, in the six months ended June 30, 2018 over the same period of 2017. However, slot volumes in the region declined 11.0% in the first six months of 2018 from the same period of 2017, primarily evident at the Belle of Baton Rouge, which has been impacted by economic pressures in the region, as well as the full smoking ban in casinos which went into effect on June 1, 2018, and an unfavorable comparison to 2017 when the property sponsored a major city wide, multiple month event, which impacted visitation. Non-gaming revenues at Tropicana Aruba increased, driven in part by timeshare sales of $2.0 million for the first six months of 2018 compared to $1.8 million in the comparable 2017 period, as well as higher hotel and food revenues as a result of increased transient business at the property. The hotel occupancy rate at our properties in the South region was 65% and 71% for the six months ended June 30, 2018 and 2017, respectively, while the average daily room rate for the South was $98 for each of the six months ended June 30, 2018 and 2017.
Revenues for Tropicana Entertainment Corporate and other division in the six months ended June 30, 2018 of approximately $65,000 consists of revenue earned from our online social gaming site. Tropicana shares in the excess of revenue over expenses with the operator of the site, which became operational in 2015. No revenue was earned by Tropicana from the operation of the site in the first six months of 2017. Revenue for the six months ended June 30, 2017 represents the management fee earned as a result of our management of the Taj Mahal, which was sold in March 2017.
Operating Income
In the East region, operating income for the six months ended June 30, 2018 was $23.9 million, as compared to operating income of $21.2 million for the first six months of 2017. The increase in operating income was due primarily to the higher net revenues, as previously discussed. In addition, although depreciation and amortization expense increased approximately $2.9 million during the six months ended June 30, 2018 over the same period of 2017, real estate tax expense decreased approximately $6.0 million during the comparable periods as a result of the real estate tax appeal settlement in the third quarter of 2017.
In the Central region, the operating income for the six months ended June 30, 2018 was $37.0 million, a $7.8 million improvement over the six months ended June 30, 2017, primarily driven by the increase in net revenues, as previously discussed, partially offset by higher operating expenses such as gaming taxes, payroll costs and promotional expenses.

Operating income for the six months ended June 30, 2017 also includes the $1.3 million gain on insurance proceeds in the first quarter of the year.
In the West region, the operating income for the six months ended June 30, 2018 was $9.3 million, a $3.6 million increase compared to the six months ended June 30, 2017, primarily due to improvement in net revenues in the region during the period, combined with lower expenses such as cost of sales and other expenses associated with the prior retail operations, which was outsourced at the end of 2017.
In the South region, operating income for the six months ended June 30, 2018 was $2.6 million, a $4.3 million decrease compared to the six months ended June 30, 2017. Although net revenues in the region reflected a decrease during the period, as previously discussed, operating expenses also reflected reductions which partially offset the decline in net revenues, primarily evident in lower gaming taxes and other operating costs.
The Corporate and other operating loss, which includes the results of all other subsidiaries of the Company, was $13.3 million for the six months ended June 30, 2018, compared to an operating loss of $9.1 million for the six months ended June 30, 2017. The higher loss was due to management fee income in 2017 related to the TEI Management Services LLC agreement to manage the Taj Mahal, which was recognized in the first quarter of 2017, together with expenses in 2018 associated with the Real Estate Purchase Agreement and Merger Agreement entered into in April 2018.
Interest Expense
Interest expense for the six months ended June 30, 2018 and 2017 was $3.3 million and $6.0 million, respectively. The interest expense for the six months ended June 30, 2018 decreased compared to the prior year period primarily due to the lower outstanding principal balance resulting from the optional prepayments, totaling $200 million, made in the second half of 2017 and in May 2018. Interest on our Term Loan Facility accrues at a floating rate, which was 5.1% per annum as of June 30, 2018, compared to 4.3% as of June 30, 2017. Cash paid for interest, net of interest capitalized, was $3.1 million and $6.5 million for the six months ended June 30, 2018 and 2017, respectively, reflecting an increase primarily due to the reduction in the outstanding principal balance as a result of the optional prepayments. Interest expense also includes approximately $0.3 million and $0.5 million of amortization of debt issuance costs and discounts for the six months ended June 30, 2018 and 2017, respectively.
Income Taxes
Income tax expense was $13.9 million and $24.4 million for the six months ended June 30, 2018 and 2017, respectively, and the Company's effective income tax rates were 24.8% and 38.3%, respectively. On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. Among other things, the Act permanently lowered the corporate tax rate to 21% from the previous maximum rate of 35%, effective for tax years including or commencing January 1, 2018. The difference between the federal statutory rate of 21% and 35%, respectively, and the effective tax rates for the six months ended June 30, 2018 and June 30, 2017 was primarily due to disallowed foreign losses, state income taxes (net of federal benefit), valuation allowances and other permanent differences.
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
Our material cash requirements for our existing properties for 2018 include (i) mandatory interest payments related to our Term Loan Facility of approximately $5.4 million, (ii) maintenance capital expenditures expected to be approximately $43 million, (iii) growth capital expenditures expected to be approximately $25 million, (iv) minimum lease payments under our operating leases of approximately $6.8 million. The majority of our planned capital expenditures are discretionary and we may decide to spend more or less than the amounts described above.
The following table summarizes our cash flows (in thousands):

	Six months ended June 30,
	2018	2017
Cash Flow Information:
Net cash provided by operating activities	$90,522	$81,474
Net cash used in investing activities	(45,103)	(54,577)
Net cash used in financing activities	(50,000)	(1,500)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,581)	$25,397
During the six months ended June 30, 2018, our operating activities provided $90.5 million in cash. Cash paid for interest, net of interest capitalized, was $3.1 million and $6.5 million for the six months ended June 30, 2018 and 2017, respectively. Cash paid for interest was lower in 2018 from 2017 primarily due to the lower outstanding principal balance on the Term Loan Facility. Net cash provided by operating activities for the six months ended June 30, 2018 improved from the prior year period primarily due to increased revenues and operating income; combined with improved cash from operations after the elimination of non-cash expenses such as depreciation, amortization and changes in investment reserves.
During the six months ended June 30, 2018, our investing activities used $45.1 million in cash. Net cash used in investing activities during the six months ended June 30, 2018 primarily consisted of $46.4 million for capital expenditures. Net cash used in investing activities during the six months ended June 30, 2017 consisted primarily of $55.4 million for capital expenditures and $8.1 million for the acquisition of the Taj Mahal's customer database and other intellectual property, partially offset by insurance proceeds of $1.3 million and Approved CRDA Project Funds received of $6.4 million. Capital expenditures are expenditures necessary to keep our existing properties at their current levels, typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age, or expenditures for the growth of our business.
During the six months ended June 30, 2018, our financing activities used $50 million related to an optional prepayment on the Term Loan Facility. Net cash used by financing activities for the six months ended June 30, 2017 consisted of the principal payments on the Term Loan Facility of $1.5 million.
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
The Term Loan Facility accrues interest, at our option, at a per annum rate equal to either (i) the LIBO Rate (as defined in the Credit Agreement) (subject to a 1.00% floor) plus an applicable margin equal to 3.00%, or (ii) the alternate base rate (as defined in the Credit Agreement) (subject to a 2.00% floor) plus an applicable margin equal to 2.00%; such that in either case, the applicable interest rate shall not be less than 4.0%. The interest rate increases by 2.00% following certain defaults. As of June 30, 2018, the interest rate on the Term Loan Facility was 5.1%.
At our election and subject to certain conditions, including a maximum senior secured net leverage ratio of 3.25:1.00, the amount available under the Credit Facilities may be increased, which increased amount may be comprised of additional term loans and revolving loans.
The Term Loan Facility may be prepaid at our option at any time without penalty (other than customary LIBO Rate breakage fees). In September and December 2017, the Company made optional prepayments of principal on the Term Loan Facility in the amounts of $125 million and $25 million, respectively. In addition, the Company made optional prepayments of principal on the Term Loan Facility in the amount of $50 million in May 2018 and $25 million in July 2018. Under the terms of the Term Loan Facility, the optional prepayments are applied first to the next four quarterly mandatory principal payments, and second, to reduce on a pro-rata basis, the remaining scheduled principal payments. As a result of the optional prepayments, the Company wrote off a portion of the debt issuance costs and discount totaling $1.4 million in 2017 and $0.4 million during the six months ended June 30, 2018.
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
Our interest expense for the six months ended June 30, 2018 and 2017 was $3.3 million and $6.0 million, respectively, which includes $0.3 million and $0.5 million of amortization of the related debt discounts and debt issuance costs for the six months ended June 30, 2018 and 2017, respectively.
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
In connection with the transactions contemplated by the Real Estate Purchase Agreement and the Merger Agreement (see Note 1 - Merger Agreement) on April 15, 2018, the Board of Directors terminated the Stock Repurchase Program. There were no repurchases of our stock in 2018, prior to the termination of the Stock Repurchase Program. There were no repurchases of our stock under the Stock Repurchase Program during the six months ended June 30, 2017.
Tender Offer
On June 23, 2017, the Company and Icahn Enterprises Holdings L.P., a Delaware limited partnership ("Icahn Enterprises") commenced a tender offer to purchase severally, and not jointly, up to 5,580,000 shares of common stock in the aggregate, at a price not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto or hereto, collectively constituted the "Offer"). The Offer was completed on August 9, 2017. The Offer was made severally, and not jointly, by the Company and Icahn Enterprises and upon the terms and subject to the conditions of the Offer, first, the Company severally, and not jointly, purchased 800,000 of the shares properly tendered, and second, Icahn Enterprises severally, and not jointly, purchased the remaining shares properly tendered, totaling 2,121,712 shares. The shares purchased by the Company in this Offer were purchased under the Company's Stock Repurchase Program. All shares purchased by the Company and Icahn Enterprises were purchased at the maximum offer price per share of $45. As a result of the completion of the Offer, as of June 30, 2018, Mr. Icahn indirectly controlled approximately 83.9% of the voting power of the Company’s Common Stock.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
There have been no material changes to our critical accounting policies during the six months ended June 30, 2018 compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Term Loan Facility that bears interest based on floating rates. Based on our outstanding borrowings as of June 30, 2018, assuming a 1 (one) percentage point increase in the interest rate, which was approximately 5.1% annually as of June 30, 2018, our annual interest cost would increase by approximately $0.9 million.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective as of June 30, 2018. This conclusion is based on an evaluation conducted under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Disclosure controls and procedures include, without limitation, controls and procedures which ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017 includes a discussion of our risk factors. Except for the risk factor noted below, there have been no other material changes to our risk factors during the six months ended June 30, 2018 as compared to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
The consummation of the transactions contemplated by the Merger Agreement and the Real Estate Purchase Agreement is contingent upon the satisfaction of a number of conditions, including certain regulatory and gaming approvals and the disposal of the Aruba operations, that may not be satisfied or completed on a timely basis, if at all. Failure to complete the transactions contemplated by the Merger Agreement and the Real Estate Purchase Agreement could negatively impact our stock price, business, financial condition, results of operations or prospects.
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
We are also subject to additional risks in connection with the Merger, including, without limitation: (1) the occurrence of an event or circumstance that could give rise to the payment of a termination fee by us of $92.5 million, (2) the outcome of any legal proceedings that may be instituted against us, our directors or others relating to the transactions contemplated by the Merger Agreement, (3) the failure of the Merger to close for any reason, including due to the failure to obtain the necessary regulatory and gaming approvals, (4) the restrictions imposed on our business, properties and operations pursuant to the affirmative and negative covenants set forth in the Merger Agreement and the potential impact of such covenants on our business, (5) the risk that the Merger will divert management’s attention resulting in a potential disruption of our current business plan, and (6) potential difficulties in employee retention arising from the Merger.
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

TROPICANA ENTERTAINMENT INC.

Date:	August 1, 2018	By:	/s/ THERESA GLEBOCKI
		Name:	Theresa Glebocki
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)